Form 10-Q
period 2013-03-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2013-06-20
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐                                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

Commission File Number: 000-54970

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

(Exact name of registrant as specified in its charter)

Maryland	90-0885534
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza
New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Investor Relations (212) 492-8920

(212) 492-1100

(Registrant’s telephone numbers, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

Registrant has 23,222 shares of Class A common stock, $0.001 par value, outstanding at June 17, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to the risk factors described in our Registration Statement on Form S-11 (File No. 333-185111) dated May 7, 2013. Except as required by federal securities laws and rules of the SEC, we do not undertake to revise or update any forward-looking statements.

CPA®:18 – Global 3/31/2013 10-Q — 1

PART I

Item 1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$209,000	$209,000
Total assets	$209,000	$209,000

Liabilities
Commitments and contingencies (Note 4)

Stockholders’ Equity
Common stock $0.001 par value; authorized 25,000 shares; 23,222 and 23,222 shares issued and outstanding, respectively	$23	$23
Additional paid-in capital	208,977	208,977
Total stockholders’ equity	209,000	209,000
Total liabilities and stockholders’ equity	$209,000	$209,000

See Notes to Financial Statements.

CPA®:18 – Global 3/31/2013 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

STATEMENTS OF EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2013 and Period From September 7, 2012 to December 31, 2012

		Common	Additional	Accumulated
	Shares	Stock	Paid-In Capital	Deficit	Total
Balance at September 7, 2012 (Inception)	-	$-	$-	$-	$-
Shares, $0.001 par value, issued to the advisor at $9.00 per share	23,222	23	208,977	-	209,000
Balance at December 31, 2012	23,222	23	208,977	-	209,000
Balance at March 31, 2013	23,222	$23	$208,977	$-	$209,000

See Notes to Financial Statements.

CPA®:18 – Global 3/31/2013 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Corporate Property Associates 18 – Global Incorporated (“we”, “us” or “our”) is a Maryland corporation formed in September 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We intend to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”) and intend to conduct substantially all of our investment activities and own all of our assets through CPA:18 Limited Partnership, a Delaware limited partnership, which will be our “operating partnership.” Through wholly-owned subsidiaries, we will be a general partner and a limited partner and will own a 99.985% capital interest in the operating partnership. This operating partnership was formed on April 8, 2013. WPC-CPA®:18 Holdings, LLC (“CPA®:18 Holdings”), a subsidiary of W. P. Carey Inc. (“W. P. Carey”), will hold a special general partner interest in the operating partnership. We had no significant operations as of March 31, 2013.

Carey Asset Management Corp., a subsidiary of W. P. Carey, is our “advisor” and will manage our business. The advisor also currently manages two other affiliated Corporate Property Associates REITs.

Public Offering

On May 7, 2013, our registration statement on Form S-11 (File No. 333-185111) (the “Registration Statement”) was declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). This Registration Statement covers an initial public offering of up to $1.0 billion of common stock, in any combination of Class A and Class C Shares at a price of $10.00 per Class A Share and $9.35 per Class C Share. The Registration Statement also covers the offering of up to $400,000,000 in common stock, in any combination of Class A and Class C Shares, pursuant to our distribution reinvestment and stock purchase plan, or the “distribution reinvestment plan,” at a price of $9.60 per Class A Share and $8.98 per Class C Share. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC (“Carey Financial”), an affiliate of the advisor, and selected other dealers. We currently intend to sell shares in our primary offering until May 7, 2015; however, we may decide to extend the offering for up to an additional 18 months, and if so we would announce such extension in a prospectus supplement. In some states, we will need to renew our registration annually in order to continue offering our shares beyond the initial registration period.

Our core investment strategy is to acquire, own and manage a diversified portfolio of income producing commercial properties and other real estate related assets. We currently except that, for the foreseeable future, at least a majority of our investments will be in commercial properties leased to single tenants under long-term triple-net lease basis.

On September 13, 2012, Carey REIT II, Inc. (“Carey REIT II”), a subsidiary of W. P. Carey and an affiliate of our advisor, purchased 1,000 shares of our common stock, par value $0.001 per share, for an aggregate purchase price of $9,000 and was admitted as our initial stockholder. On December 14, 2012, we received a capital contribution from Carey REIT II for $200,000 in exchange for 22,222 shares of our common stock, par value $0.001 per share. Carey REIT II purchased its shares at $9.00 per share, net of selling commissions and fees which would have otherwise been payable to Carey Financial. On April 8, 2013, the shares held by Carey REIT II were renamed as Class A shares.

Note 2. Basis of Presentation

Basis of Presentation

Our interim financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary for a fair statement of our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

We had no significant operations as of March 31, 2013. We had no operating activity prior to March 31, 2013 and, therefore, no activity is presented for the three months ended March 31, 2013. The financial statements reflect all of our accounts.

CPA®:18 – Global 3/31/2013 10-Q — 4

Notes to Financial Statements

Basis of Consolidation

As of March 31, 2013 and December 31, 2012 we did not have any subsidiaries.

We did not have any investment activity during the three months ended March 31, 2013. As such, we did not perform an analysis of any subsidiary entities to determine whether they qualify as variable interest entities and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. Our cash and cash equivalents were held in the custody of one financial institution, and these balances, at times, may exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Federal Income Taxes

We intend to qualify as a REIT under the Code beginning with our taxable year ending December 31, 2013. In order to maintain our qualification as a REIT, we will be required to, among other things, distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. Under the Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to stockholders. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local, and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.

In the future, we may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

Organization and Offering Costs

During the offering period, costs incurred in connection with the raising of capital will be accrued as deferred offering costs. Upon receipt of offering proceeds, we will charge the deferred costs to stockholders’ equity and will reimburse the advisor for costs incurred. Such reimbursements will not exceed regulatory cost limitations. Organization costs will be expensed as incurred and will be included in general and administrative expenses in the financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

Note 3. Agreements and Transactions with Related Parties

Advisory Fees

Effective May 7, 2013, we entered into an advisory agreement with the advisor to perform certain services for us under a fee arrangement, including managing the offering, the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets, day-to-day management, and the performance of certain administrative duties.

The advisor will also receive acquisition fees, a portion of which is payable upon acquisition and a portion that is subordinated to a preferred return. The initial acquisition fee is equal to 2.5% of the aggregate total cost of an investment for all investments other than those in readily-marketable real estate securities purchased in the secondary market, for which the advisor will not receive any acquisition fees. The subordinated acquisition fee is equal to 2.0% of the aggregate total cost of an investment for all investments other than those in readily-marketable real estate securities purchased in the secondary market, for which the advisor will not receive

CPA®:18 – Global 3/31/2013 10-Q — 5

Notes to Financial Statements

any subordinated acquisition fees. The total acquisition fees to be paid (current and subordinated, and including interest thereon) will not exceed 6% of the aggregate contract purchase price of all investments and loans. Pursuant to the advisory agreement, the advisor will also be entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. In addition, pursuant to the advisory agreement, the advisor may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50% of the brokerage commission paid or (ii) 3.0% of the contract sales price of the investment being sold.

Organization and Offering Costs

Pursuant to the advisory agreement with the advisor, we reimburse the advisor for organization and offering costs incurred in connection with our offering. Reimbursement of such costs was contingent on the commencement of the offering, which occurred on May 7, 2013. Through March 31, 2013, the advisor had incurred organization and offering costs on our behalf of approximately $2,073,308; however, we were not liable for any portion of these costs, subject to the maximum allowable amount discussed in Note 4, until we entered into the agreement with the advisor on May 7, 2013.

Dealer Manager Fees

Effective May 7, 2013, we entered into a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission, depending on the class of common stock sold, of up to $0.70 or $0.14 per share sold and a dealer manager fee of up to $0.30 or $0.21 per share sold for the Class A and Class C Shares, respectively.

Operating Partnership

Pursuant to the partnership agreement of our operating partnership, CPA®:18 Holdings, an affiliate of the advisor, will own a special general partnership interest entitling it to receive 10% of distributions of available cash of our operating partnership for our investments, other than those in readily-marketable real estate securities purchased in the secondary market, for which CPA®:18 Holdings will not receive any distributions. This operating partnership was formed on April 8, 2013.

Note 4. Commitments and Contingencies

As of March 31, 2013, we were not involved in any litigation.

We will be liable for certain expenses related to our initial offering, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, which are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred which are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering shall not exceed limitations prescribed by the Financial Industry Regulatory Authority. The advisor has agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial with respect to shares held by clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 4% of the gross proceeds from this offering if the gross proceeds are less than $500,000,000, 2% of the gross proceeds from this offering if the gross proceeds are $500,000,000 or more but less than $750,000,000, and 1.5% of the gross proceeds from this offering if the gross proceeds are $750,000,000 or more.

Note 5. Subsequent Events

Registration Statement

On May 7, 2013, our Registration Statement was declared effective by the SEC under the Securities Act.

CPA®:18 – Global 3/31/2013 10-Q — 6

Notes to Financial Statements

Renaming of Shares

On April, 8 2013, the shares held by Carey REIT II were renamed as Class A Shares.

Distribution Declared

On May 7, 2013, our Board of Directors declared initial distributions at a daily rate of $0.0017170 for the Class A Shares and $0.0014601 for the Class C Shares for the quarter ended June 30, 2013. Distributions will begin to accrue once subscriptions for sales of at least $2,000,000 have been received and the offering breaks escrow.

On June 19, 2013, our Board of Directors declared distributions at a daily rate of $0.0016983 for the Class A Shares and $0.0014442 for the Class C Shares for the quarter ending September 30, 2013.

Distributions are declared in the discretion of our Board of Directors and are not guaranteed. Until we substantially invest the net proceeds of the offering, distributions will be paid from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

Entry into Agreements

As described in Note 3, effective May 7, 2013, we entered into an advisory agreement with the advisor. Effective on May 7, 2013, we entered into a dealer manager agreement with Carey Financial. On April 8, 2013, we formed the operating partnership by filing a Certificate of Limited Partnership with the state of Delaware.

Line of Credit

As of June 20, 2013, our Board of Directors and the board of directors of W. P. Carey have approved loans to us of up to $100,000,000, in the aggregate, at a rate of the London inter-bank offered rate (“LIBOR”) plus 1.75%, for the purpose of funding acquisitions approved by our investment committee, with any loans to be made solely at the discretion of the management of W. P. Carey.

CPA®:18 – Global 3/31/2013 10-Q — 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with the financial statements and accompanying notes thereto as of and for the three months ended March 31, 2013.

Business Overview

We were formed in September 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We intend to qualify as a REIT and intend to conduct substantially all of our investment activities and own all of our assets through CPA:18 Limited Partnership, our operating partnership. Through wholly-owned subsidiaries, we are a general partner and a limited partner and own a 99.985% capital interest in the operating partnership. CPA®:18 Holdings, a subsidiary of W. P. Carey, will hold a special general partner interest in the operating partnership. We had no significant operations as of March 31, 2013.

Carey Asset Management Corp., a subsidiary of W. P. Carey, is our advisor and will manage our business. The advisor also currently manages two other affiliated Corporate Property Associates REITs.

Significant Developments

Public Offering

On May 7, 2013, our Registration Statement was declared effective by the SEC under the Securities Act. This Registration Statement covers an initial public offering of up to $1.0 billion of common stock, in any combination of Class A and Class C Shares at a price of $10.00 per Class A Share and $9.35 per Class C Share. The Registration Statement also covers the offering of up to $400,000,000 in common stock, in any combination of Class A and Class C Shares, pursuant to our distribution reinvestment and stock purchase plan, or the “distribution reinvestment plan”, at a price of $9.60 per Class A Share and $8.98 per Class C Share. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, an affiliate of the advisor, and selected other dealers. We currently intend to sell shares in our primary offering until May 7, 2015; however, we may decide to extend the offering for up to an additional 18 months, and if so we would announce such extension in a prospectus supplement. In some states, we will need to renew our registration annually in order to continue offering our shares beyond the initial registration period.

Our core investment strategy is to acquire, own and manage a diversified portfolio of income producing commercial properties and other real estate related assets. We currently expect that, for the foreseeable future, at least a majority of our investments will be in commercial properties leased to single tenants under a long-term triple-net lease basis.

Subsequent Events

On April 8, 2013, the shares held by Carey REIT II were renamed as Class A Shares.

On May 7, 2013, our Board of Directors declared initial distributions at a daily rate of $0.0017170 for the Class A Shares and $0.0014601 for the Class C Shares for the quarter ending June 30, 2013. Distributions will begin to accrue once subscriptions for sales of at least $2,000,000 have been received and the offering breaks escrow.

On June 19, 2013, our Board of Directors declared distributions at a daily rate of $0.0016983 for the Class A Shares and $0.0014442 for the Class C Shares for the quarter ending September 30, 2013.

Distributions are declared in the discretion of our Board of Directors and are not guaranteed. Until we substantially invest the net proceeds of the offering, distributions will be paid from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

As described in Note 3, effective May 7, 2013, we entered into an advisory agreement with the advisor. Effective on May 7, 2013, we entered into a dealer manager agreement with Carey Financial. On April 8, 2013, we formed the operating partnership by filing a Certificate of Limited Partnership with the state of Delaware.

As of June 20, 2013, our Board of Directors and the board of directors of W. P. Carey have approved loans to us of up to $100,000,000, in the aggregate, at a rate of the LIBOR plus 1.75%, for the purpose of funding acquisitions approved by our investment committee, with any loans to be made solely at the discretion of the management of W. P. Carey.

CPA®:18 – Global 3/31/2013 10-Q — 8

Results of Operations

We are a newly formed company and have no operating history. We are dependent upon proceeds received from our offering to conduct our activities. In addition, we currently do not own any properties. The capital required to purchase any property will be obtained generally from the offering proceeds and from any mortgage indebtedness that we may incur in connection with the acquisition of any property or thereafter. We have initially been capitalized with $209,000 from the sale of 23,222 shares to Carey REIT II.

Pursuant to our advisory agreement as described in Note 3, we may be liable for all or a portion of the organization and offering costs paid by the advisor on our behalf. Such organization and offering costs were $2,703,308 through March 31, 2013. As of the date of this report, we have no commitments to acquire any property or to make any other material capital expenditures. We will not commence our operations until subscription proceeds for our common stock reach a minimum of $2,000,000.

Financial Condition

Liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, subject to limitations described in our prospectus, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

If we qualify as a REIT, we will not be subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions, to increase equity in our real estate through regular mortgage principal payments and to own a geographically diversified portfolio of net-leased real estate and other real estate related assets that will increase in value. Our distributions may exceed our earnings and our cash flow from operating activities and may be paid from borrowings, offering proceeds and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from this offering.

CPA®:18 – Global 3/31/2013 10-Q — 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. We had not begun operations as of March 31, 2013 and therefore had no exposure to the aforementioned market risk at that date.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2013 at a reasonable level of assurance.

CPA®:18 – Global 3/31/2013 10-Q — 10

PART II

Item 1A. Risk Factors

We are not aware of any significant trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a significant impact on either our ability to raise capital or on the revenue to be derived from the acquisition and operation of any investments we will make, other than those referred to in the risks described in the “Risk Factors” section of our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not issue any shares of common stock during the three months ended March 31, 2013.

CPA®:18 – Global 3/31/2013 10-Q — 11

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated (Incorporated by reference to Exhibit 3.1 to Form 8-A filed on June 11, 2013)

3.2

Bylaws of Corporate Property Associates 18 – Global Incorporated (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on November 21, 2012)

4.1	Distribution Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Form 8-A filed on June 11, 2013)

10.1	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on April 15, 2013)

10.2	Escrow Agreement, dated as of May 8, 2013, by and among Carey Financial, LLC, Corporate Property Associates 18 – Global Incorporated and UMB Bank, N.A.

10.3	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC

10.4	Advisory Agreement, dated as of May 7, 2013, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.

10.5	Agreement of Limited Partnership of CPA:18 Limited Partnership, dated as of May 7, 2013, by and among Corporate Property Associates 18 – Global Incorporated and WPC-CPA:18 Holdings, LLC

10.6	Form of Indemnification Agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Statements of Equity for the period from September 7, 2012 to December 31, 2012 and the three months ended March 31, 2013,  and (iii) Notes to Financial Statements. *

__________

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:18 – Global 3/31/2013 10-Q — 12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated

Date: June 20, 2013	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: June 20, 2013	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 3/31/2013 10-Q — 13

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated (Incorporated by reference to Exhibit 3.1 to Form 8-A filed on June 11, 2013)

3.2

Bylaws of Corporate Property Associates 18 – Global Incorporated (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on November 21, 2012)

4.1	Distribution Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to Form 8-A filed on June 11, 2013)

10.1	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on April 15, 2013)

10.2	Escrow Agreement, dated as of May 8, 2013, by and among Carey Financial, LLC, Corporate Property Associates 18 – Global Incorporated and UMB Bank, N.A.

10.3	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC

10.4	Advisory Agreement, dated as of May 7, 2013, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.

10.5	Agreement of Limited Partnership of CPA:18 Limited Partnership, dated as of May 7, 2013, by and among Corporate Property Associates 18 – Global Incorporated and WPC-CPA:18 Holdings, LLC

10.6	Form of Indemnification Agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Statements of Equity for the period from September 7, 2012 to December 31, 2012 and the three months ended March 31, 2013,  and (iii) Notes to Financial Statements. *

__________

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.