Form 10-Q
period 2013-06-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2013-08-08
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

Registrant has 353,035 shares of Class A common stock, $0.001 par value, and 122,075 shares of Class C common stock, $0.001 par value, outstanding at August 1, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to the risk factors described in our registration statement on Form S-11 (File No. 333-185111) (the “Registration Statement”) dated May 7, 2013. Except as required by federal securities laws and rules of the SEC, we do not undertake to revise or update any forward-looking statements.

CPA®:18 – Global 6/30/2013 10-Q — 1

PART I

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$209,000	$209,000
Deferred offering costs	3,080,456	-
Total assets	$3,289,456	$209,000

Liabilities and Equity
Liabilities:
Due to affiliates	$3,145,696	$-
Total liabilities	3,145,696	-
Commitments and contingencies (Note 4)
Equity:
Class A common stock $0.001 par value, 320,000,000 and 0 shares authorized; 23,222 and 0 shares issued and outstanding, respectively	23	-
Class C common stock $0.001 par value, 80,000,000 and 0 shares authorized; None issued	-	-
Common stock $0.001 par value, 0 and 25,000 shares authorized; 0 and 23,222 shares issued and outstanding, respectively	-	23
Preferred stock, $0.001 par value, 50,000,000 and 0 shares authorized; None issued	-	-
Additional paid-in capital	208,977	208,977
Accumulated deficit	(65,240)	-
Total equity	143,760	209,000
Total liabilities and equity	$3,289,456	$209,000

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2013 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Three and Six Months Ended
June 30, 2013
Operating Expenses
General and administrative	$(65,240)
(65,240)

Net Loss	$(65,240)

Loss Per Share
Class A common stock	$(2.81)

Weighted Averages Shares Outstanding
Class A common stock	23,222

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2013 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2013 and Period from September 7, 2012 (Inception) to December 31, 2012

	Common stock
	Class A		General		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at September 7, 2012 (Inception)	-	$-	-	$-	$-	$-	$-
Shares, $0.001 par value, issued to Carey REIT II, Inc. at $9.00 per share	-	-	23,222	23	208,977	-	209,000
Balance at December 31, 2012	-	-	23,222	23	208,977	-	209,000
Renaming of General Shares to Class A Shares	23,222	23	(23,222)	(23)	-	-	-
Net loss	-	-	-	-	-	(65,240)	(65,240)
Balance at June 30, 2013	23,222	$23	-	$-	$208,977	$(65,240)	$143,760

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2013 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended
June 30, 2013
Cash Flows — Operating Activities
Net loss	$(65,240)
Adjustment to net loss:
Non-cash increase in due to affiliates	65,240
Net Cash Provided by Operating Activities	-

Net increase in cash and cash equivalents	-
Cash and cash equivalents, beginning of period	209,000
Cash and cash equivalents, end of period	$209,000

Non-cash activities:

During the six months ended June 30, 2013, the advisor incurred general and administrative costs and offering costs of $65,240 and $3,080,456, respectively, on our behalf. During the six months ended June 30, 2013, operating costs of $76,585 were charged back to the advisor (Note 3).

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2013 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Corporate Property Associates 18 – Global Incorporated ( “we”, “us” or “our”) is a Maryland corporation formed in September 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the United States (“U.S.”). We intend to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”) for the taxable year ending December 31, 2013, and intend to conduct substantially all of our investment activities and own all of our assets through CPA:18 Limited Partnership, a Delaware limited partnership, which is our “Operating Partnership.” We are a general partner and a limited partner and, as of June 30, 2013, owned 100.0% of the capital interests in the Operating Partnership. The Operating Partnership was formed on April 8, 2013. On July 3, 2013, WPC–CPA®:18 Holdings, LLC (“CPA®:18 Holdings”), a subsidiary of W. P. Carey Inc. (“W. P. Carey”), acquired a 0.015% special general partner interest in the Operating Partnership. We had no significant operations at June 30, 2013.

Carey Asset Management Corp., a subsidiary of W. P. Carey, is our “advisor” and manages our business. The advisor also currently manages two other affiliated Corporate Property Associates REITs. W. P. Carey & Co B.V., an affiliate of our advisor, will provide asset management services with respect to any non-U.S. investments that we may make in the future.

Our core investment strategy is to acquire, own and manage a diversified portfolio of income producing commercial real estate properties and other real estate real assets.

On April 8, 2013, with the approval of our Board of Directors, we amended our articles of incorporation. Pursuant to the amended and restated articles of incorporation, we are authorized to issue 320,000,000 shares of Class A common stock, 80,000,000 shares of Class C common stock, and 50,000,000 shares of preferred stock. All of the authorized shares have a par value of $0.001 per share.

Public Offering

On May 7, 2013, our Registration Statement was declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). This Registration Statement covers our initial public offering of up to $1.0 billion of common stock, in any combination of Class A and Class C Shares at a price of $10.00 per Class A Share and $9.35 per Class C Share. The Registration Statement also covers the offering of up to $400,000,000 in common stock, in any combination of Class A and Class C Shares, pursuant to our distribution reinvestment and stock purchase plan (“DRIP”) at a price of $9.60 per Class A Share and $8.98 per Class C Share. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC (“Carey Financial”), our dealer manager and an affiliate of the advisor, and selected other dealers. We currently intend to sell shares in our initial public offering until May 7, 2015; however, our Board of Directors may decide to extend the offering for up to an additional 18 months, and if so we would announce such extension in a prospectus supplement. In some states, we will need to renew our registration annually in order to continue offering our shares beyond the initial registration period.

On September 13, 2012, Carey REIT II, Inc. (“Carey REIT II”), a subsidiary of W. P. Carey and an affiliate of our advisor, purchased 1,000 shares of our common stock, par value $0.001 per share, for an aggregate purchase price of $9,000 and was admitted as our initial stockholder. On December 14, 2012, we received an additional capital contribution from Carey REIT II for $200,000 in exchange for 22,222 shares of our common stock, par value $0.001 per share. Carey REIT II purchased its shares at $9.00 per share, net of selling commissions and fees which would have otherwise been payable to Carey Financial. On April 8, 2013, the shares held by Carey REIT II were renamed as Class A shares.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the unaudited consolidated financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

CPA®:18 – Global 6/30/2013 10-Q — 6

Notes to Consolidated Financial Statements

We had no significant operations at June 30, 2013. Our operating expenses for the three and six months ended June 30, 2013 consisted solely of organizational costs. We had no operating activity prior to April 8, 2013.

Basis of Consolidation

The consolidated financial statements reflect all of our accounts, including those of our wholly-owned Operating Partnership subsidiary. All significant intercompany accounts and transactions have been eliminated.

As of June 30, 2013, our wholly-owned Operating Partnership was our only subsidiary, which we consolidated because we control all decisions regarding our Operating Partnership. We apply the accounting guidance for consolidation of variable interest entities (“VIE”) in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Based on our evaluation of the Operating Partnership under the consolidation guidance for VIE, we deemed the Operating Partnership not to be a VIE.

Cash and Cash Equivalents

We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. Our cash and cash equivalents are held in the custody of one financial institution. These balances, at times, may exceed federally-insurable limits. We will seek to mitigate this risk by depositing funds only with major financial institutions.

Federal Income Taxes

We intend to qualify as a REIT under the Code beginning with our taxable year ending December 31, 2013. In order to maintain our qualification as a REIT, we will be required to, among other things, distribute at least 90.0% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. Under the Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to stockholders. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local, and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.

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

Organization and Offering Costs

The advisor has paid various organization and offering costs on our behalf, all or a portion of which we are partially liable for under the advisory agreement (see Note 3). During the offering period, costs incurred in connection with the raising of capital will be accrued as deferred offering costs. Upon receipt of offering proceeds, we will charge the deferred costs to stockholders’ equity and will reimburse the advisor for costs incurred. Such reimbursements will not exceed regulatory cost limitations. Organization costs will be expensed as incurred and will be included in general and administrative expenses in the financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CPA®:18 – Global 6/30/2013 10-Q — 7

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Advisory Fees

Effective May 7, 2013, we entered into an advisory agreement with the advisor to perform certain services for us under a fee arrangement, including managing our initial public offering, the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets, day-to-day management, and the performance of certain administrative duties.

The advisor will also receive acquisition fees, a portion of which is payable upon acquisition and a portion that is subordinated to a preferred return. The initial acquisition fee is equal to 2.5% of the aggregate total cost of an investment for all investments other than those in readily-marketable real estate securities purchased in the secondary market, for which the advisor will not receive any acquisition fees. The subordinated acquisition fee is equal to 2.0% of the aggregate total cost of an investment for all investments other than those in readily-marketable real estate securities purchased in the secondary market, for which the advisor will not receive any subordinated acquisition fees. The total acquisition fees to be paid (current and subordinated, and including interest thereon) will not exceed 6.0% of the aggregate contract purchase price of all investments and loans. Pursuant to the advisory agreement, the advisor will also be entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. In addition, pursuant to the advisory agreement, the advisor may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) paid or (ii) 3.0% of the contract sales price of the investment being sold.

Organization and Offering Costs

Pursuant to the advisory agreement with the advisor, we shall reimburse the advisor for organization and offering costs incurred in connection with our initial public offering. Reimbursement of such costs was contingent on the commencement of the offering, which occurred on May 7, 2013, and raising the minimum offering amount, which was set at $2,000,000. Through June 30, 2013, the advisor had incurred organization and offering costs on our behalf of $65,240 and $3,080,456, respectively. Pursuant to the advisory agreement, and as described in Note 4, we will become liable for all or a portion of these costs subject to the maximum allowable amount based on the gross offering proceeds received. We did not raise the minimum offering amount until July 25, 2013, and, therefore, we did not reimburse any such amounts to the advisor as of June 30, 2013.

Excess Operating Expenses

For the three months ended June 2013, we charged $76,585 back to the advisor for excess operating expenses pursuant to our advisory agreement. The agreement provides that for any four trailing quarters (with quoted variables as defined in the advisory agreement) “operating expenses” may not exceed the greater of 2.0% of “average invested assets” or 25.0% of our “adjusted net income.” We may, however, become liable for these costs in the future if our results improve or our invested assets increase substantially.

Dealer Manager Fees

Effective May 7, 2013, we entered into a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission, depending on the class of common stock sold, of up to $0.70 or $0.14 per share sold and a dealer manager fee of up to $0.30 or $0.21 per share sold for the Class A and Class C Shares, respectively.

Carey Financial will also receive an annual distribution and shareholder servicing fee (“shareholder servicing fee”) in connection with sales of our Class C Shares. The amount of the shareholder servicing fee will be 1.0% of the selling price per share (or, once reported, the amount of our estimated net asset value per share) for the Class C Shares in our initial public offering. The shareholder servicing fee will accrue daily and be payable quarterly in arrears. We will cease paying the shareholder servicing fee on the date at which, in the aggregate, underwriting compensation from all sources, including the shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by W. P. Carey and its affiliates, equals 10.0% of the gross proceeds from our initial public offering. We had not admitted any stockholders as of June 30, 2013, and, therefore, we did not accrue any shareholder servicing fees.

Operating Partnership

Pursuant to the partnership agreement of the Operating Partnership, CPA®:18 Holdings, an affiliate of the advisor, will own a special general partnership interest entitling it to receive 10.0% of distributions of available cash of the Operating Partnership for our investments, other than those in readily-marketable real estate securities purchased in the secondary market, for which CPA®:18

CPA®:18 – Global 6/30/2013 10-Q — 8

Notes to Consolidated Financial Statements

Holdings will not receive any distributions. The Operating Partnership was formed on April 8, 2013. CPA®:18 Holdings acquired its special general partner interest on July 3, 2013 for the amount of $209,000.

Loans from W. P. Carey

Our Board of Directors and the board of directors of W. P. Carey have each approved loans to us of up to $100,000,000, in the aggregate, at a rate of the London inter-bank offered rate (“LIBOR”) plus 1.75%, for the purpose of funding acquisitions approved by our investment committee, with any loans to be made solely at the discretion of the management of W. P. Carey. As of June 30, 2013, we have no outstanding balance related to the aforementioned loans from W. P. Carey.

Note 4. Commitments and Contingencies

As of June 30, 2013, we were not involved in any litigation.

We are liable for certain expenses related to our initial public offering, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, and are to be deducted from the gross proceeds of the offering (Notes 2 and 3). We will reimburse Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor has agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial with respect to shares held by clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 4.0% of the gross proceeds from the initial public offering if the gross proceeds are less than $500,000,000, 2.0% of the gross proceeds from the initial public offering if the gross proceeds are $500,000,000 or more but less than $750,000,000, and 1.5% of the gross proceeds from the initial public offering if the gross proceeds are $750,000,000 or more.

Distributions Declared

Daily distributions began to accrue once subscription proceeds for our common stock reached the minimum offering amount of $2,000,000 and we began admitting stockholders on July 25, 2013. As of June 30, 2013, we had not raised the minimum amount of subscription proceeds and, therefore, no distributions had accrued for either Class A or Class C Shares at that date.

On June 19, 2013, our Board of Directors declared distributions at a daily rate of $0.0016983 for the Class A Shares and $0.0014442 for the Class C Shares for the quarter ending September 30, 2013, payable to stockholders of record on each day of the quarter on or about October 15, 2013.

Distributions are declared in the discretion of our Board of Directors and are not guaranteed. Until we substantially invest the net proceeds of the offering, distributions will be paid from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

CPA®:18 – Global 6/30/2013 10-Q — 9

Notes to Consolidated Financial Statements

Note 5. Subsequent Events

Investor Capital Inflows

As of July 25, 2013, subscription proceeds for our common stock exceeded the minimum offering amount of $2,000,000 and we began admitting stockholders. Since we have begun to admit stockholders and through August 5, 2013, we have raised offering proceeds for both Class A Shares and Class C Shares of $3,584,500 and $1,186,400 (net of selling commissions and discounts, where applicable), respectively.

Noncontrolling Interest Contribution

On July 3, 2013, CPA®:18 Holdings purchased a 0.015% capital interest in the Operating Partnership, representing its special general partnership interest, for $209,000. As a result of this transaction, our general partnership interest in the Operating Partnership was reduced to 99.985%.

Annual Independent Director Stock Grants

On July 26, 2013, we issued 1,851 shares of Class A common stock to each of our four independent directors. These grants vested immediately and the related compensation expense will be recognized as stock-based compensation expense during the third quarter of 2013.

CPA®:18 – Global 6/30/2013 10-Q — 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with the consolidated financial statements and accompanying notes thereto as of June 30, 2013.

Business Overview

We were formed in September 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the U.S. We intend to qualify as a REIT for the taxable year ending December 31, 2013, and intend to conduct substantially all of our investment activities and own all of our assets through CPA:18 Limited Partnership, our Operating Partnership. We are a general partner and a limited partner and, as of July 3, 2013, own a 99.985% capital interest in the Operating Partnership. CPA®:18 Holdings, a subsidiary of W. P. Carey, as of July 3, 2013, holds a special general partner interest of 0.015% in the Operating Partnership. We had no significant operations at June 30, 2013.

Carey Asset Management Corp., a subsidiary of W. P. Carey, is our advisor and manages our business. The advisor also currently manages other publicly-owned, non-listed REITs under the Corporate Property Associates REITs. W. P. Carey & Co B.V., an affiliate of our advisor, will provide asset management services with respect to any non-U.S. investments that we may make in the future.

Our core investment strategy is to acquire, own and manage a diversified portfolio of income producing commercial real estate properties and other real estate related assets. We currently expect that, for the foreseeable future, at least a majority of our investments will be in commercial real estate properties leased to single tenants on a long-term triple-net lease basis.

Significant Developments

Public Offering

On May 7, 2013, our Registration Statement was declared effective by the SEC under the Securities Act. This Registration Statement covers our initial public offering of up to $1.0 billion of common stock, in any combination of Class A and Class C Shares at a price of $10.00 per Class A Share and $9.35 per Class C Share. The Registration Statement also covers the offering of up to $400,000,000 in common stock, in any combination of Class A and Class C Shares, pursuant to our DRIP at a price of $9.60 per Class A Share and $8.98 per Class C Share. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and selected other dealers. We currently intend to sell shares in our initial public offering until May 7, 2015; however, our Board of Directors may decide to extend the offering for up to an additional 18 months, and if so we would announce such extension in a prospectus supplement. In some states, we will need to renew our registration annually in order to continue offering our shares beyond the initial registration period.

Subsequent Event

As of July 25, 2013, subscription proceeds for our common stock exceeded the minimum offering amount of $2,000,000 and we began admitting stockholders. Since we have begun to admit stockholders and through August 5, 2013, we have raised offering proceeds for both Class A Shares and Class C Shares of $3,584,500 and $1,186,400 (net of selling commissions and discounts, where applicable), respectively.

CPA®:18 – Global 6/30/2013 10-Q — 11

Results of Operations

We are a newly formed company and have no significant operating history. We are dependent upon proceeds received from our initial public offering to conduct our activities. In addition, we currently do not own any properties. The capital required to purchase any property will be obtained generally from the offering proceeds, from any mortgage indebtedness that we may incur in connection with the acquisition of any property or in its sole discretion, thereafter and any possible borrowings we receive from W. P. Carey, which may loan us up to $100,000,000 as described in Note 3. We have initially been capitalized with $209,000 from the sale of 23,222 shares to Carey REIT II.

For the three and six months ended June 30, 2013, the advisor incurred general and administrative expenses of $141,825, comprised of $76,585 of professional fees and $65,240 of organizational costs. Pursuant to our advisory agreement, the advisor is liable for our excess operating costs (Note 3). Accordingly, we charged back $76,585 of these general and administrative costs, reducing the amount payable to the advisor by the same amount. Our resulting net loss for both the three and six months ended June 30, 2013 was $65,240.

As of the date of this report, we have no commitments to acquire any property or to make any other material capital expenditures. Our operations commenced upon subscription proceeds for our common stock reaching the minimum offering amount of $2,000,000, which occurred on July 25, 2013.

Financial Condition

Liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, subject to limitations described in the prospectus regarding our initial public offering contained in the Registration Statement, we may incur indebtedness in connection with the acquisition of any property, borrow funds from our advisor, refinance the debt on a property, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

If we qualify as a REIT, we will not be subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions, to increase equity in our commercial real estate through regular mortgage principal payments and to own a geographically diversified portfolio of net-leased commercial real estate and other real estate related assets that will increase in value. Our distributions may exceed our earnings and our cash flow from operating activities and may be paid from borrowings, offering proceeds and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from our initial public offering.

CPA®:18 – Global 6/30/2013 10-Q — 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. We had no significant operations at June 30, 2013, and, therefore, had no exposure to the aforementioned market risk at that date.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2013 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:18 – Global 6/30/2013 10-Q — 13

PART II

Item 1A. Risk Factors.

We are not aware of any significant trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a significant impact on either our ability to raise capital or on the revenue to be derived from the acquisition and operation of any investments we will make, other than those referred to in the risks described in the “Risk Factors” section of the prospectus regarding our initial public offering.

CPA®:18 – Global 6/30/2013 10-Q — 14

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

10.1	Asset Management Agreement, dated as of July 24, 2013, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Income for the three and six months ended June 30, 2013, (iii) Consolidated Statements of Equity for the period from September 7, 2012 to December 31, 2012 and the six months ended June 30, 2013, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2013, and (v) Notes to Consolidated Financial Statements. *

__________

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

CPA®:18 – Global 6/30/2013 10-Q — 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated

Date: August 7, 2013	By:	/s/ Catherine D. Rice
Catherine D. Rice Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2013	By:	/s/ Hisham A. Kader
Hisham A. Kader Chief Accounting Officer (Principal Accounting Officer)

CPA®:18 – Global 6/30/2013 10-Q — 16

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

10.1	Asset Management Agreement, dated as of July 24, 2013, by and among, Corporate Property Associates 18 — Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 18 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Income for the three and six months ended June 30, 2013, (iii) Consolidated Statements of Equity for the period from September 7, 2012 to December 31, 2012 and the six months ended June 30, 2013, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2013, and (v) Notes to Consolidated Financial Statements. *

__________

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