Form 10-Q
period 2013-09-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2013-11-08
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has 5,473,424 shares of Class A common stock, $0.001 par value, and 1,647,826 shares of Class C common stock, $0.001 par value, outstanding at October 31, 2013.

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

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CPA®:18 – Global 9/30/2013 10-Q – 1

PART I
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	December 31, 2012
Assets
Investments in properties:
Real estate, at cost	$97,208,900	$—
Accumulated depreciation	(243,280)	—
Net investments in properties	96,965,620	—
Cash and cash equivalents	14,248,441	209,000
In-place lease intangible assets, net	17,311,711	—
Deferred offering costs	3,851,393	—
Other assets	1,147,365	—
Total assets	$133,524,530	$209,000

Liabilities and Equity
Liabilities:
Non-recourse debt	$72,800,000	$—
Note payable to affiliate	15,000,000	—
Due to affiliate	5,343,352	—
Prepaid and deferred rental income	2,441,828	—
Accounts payable, accrued expenses and other liabilities	239,997	—
Distributions payable	115,180	—
Total liabilities	95,940,357	—

Commitments and contingencies (Note 7)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 and 0 shares authorized; None issued	—	—
Class A common stock $0.001 par value, 320,000,000 and 0 shares authorized; 1,771,353 and 0 shares issued and outstanding, respectively	1,771	—
Class C common stock $0.001 par value, 80,000,000 and 0 shares authorized; 348,441 and 0 shares issued and outstanding, respectively	348	—
Common stock $0.001 par value, 0 and 25,000 shares authorized; 0 and 23,222 shares issued and outstanding, respectively	—	23
Additional paid-in capital	18,996,596	208,977
Distributions in excess of accumulated losses	(318,730)	—
Total CPA®:18 – Global stockholders’ equity	18,679,985	209,000
Noncontrolling interest	18,904,188	—
Total equity	37,584,173	209,000
Total liabilities and equity	$133,524,530	$209,000

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2013 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues
Rental income	$947,440	$947,440

Operating Expenses
Depreciation and amortization	377,722	377,722
General and administrative	194,208	259,449
Property expenses	31,916	31,916
	603,846	669,087
Other Income and Expenses
Interest expense	(415,994)	(415,994)
Other income and (expenses)	508	508
	(415,486)	(415,486)
Net Loss	(71,892)	(137,133)
Net income attributable to noncontrolling interest	(66,417)	(66,417)
Net Loss Attributable to CPA®:18 – Global Stockholders	$(138,309)	$(203,550)

Class A common stock:
Net loss attributable to CPA®:18 – Global stockholders	$(108,611)	$(163,329)
Weighted average shares outstanding	616,292	223,085
Net loss per share	$(0.18)	$(0.73)
Distributions declared per share	$0.1138	$0.1138

Class C common stock:
Net loss attributable to CPA®:18 – Global stockholders	$(29,698)	$(40,221)
Weighted average shares outstanding	149,294	50,311
Net loss per share	$(0.20)	$(0.80)
Distributions declared per share	$0.0968	$0.0968

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2013 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2013 and Period from September 7, 2012 (Inception) to December 31, 2012

	CPA®:18 – Global Stockholders
								Distributions
	Common Stock							in Excess of	Total CPA®:18 –
	Class A		Class C		General		Additional	Accumulated	Global	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Losses	Stockholders	Interest	Total
Balance at September 7, 2012 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Shares, $0.001 par value, issued to Carey REIT II, Inc. at $9.00 per share	—	—	—	—	23,222	23	208,977	—	209,000	—	209,000
Balance at December 31, 2012	—	—	—	—	23,222	23	208,977	—	209,000	—	209,000
Renaming of General Shares to Class A common stock	23,222	23	—	—	(23,222)	(23)	—	—	—	—	—
Shares issued, net of offering costs	1,739,889	1,740	348,441	348	—	—	18,712,616	—	18,714,704	—	18,714,704
Shares issued to affiliate	835	1	—	—	—	—	8,344	—	8,345	—	8,345
Stock-based compensation	7,407	7	—	—	—	—	66,659	—	66,666	—	66,666
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	19,129,532	19,129,532
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(291,761)	(291,761)
Distributions declared ($0.1138 and $0.0968 per share to Class A and Class C, respectively)	—	—	—	—	—	—	—	(115,180)	(115,180)	—	(115,180)
Net loss	—	—	—	—	—	—	—	(203,550)	(203,550)	66,417	(137,133)
Balance at September 30, 2013	1,771,353	$1,771	348,441	$348	—	$—	$18,996,596	$(318,730)	$18,679,985	$18,904,188	$37,584,173

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2013 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2013
Cash Flows — Operating Activities
Net loss	$(137,133)
Adjustments to net loss:
Depreciation and amortization, including intangible assets and deferred financing costs, and other non-cash charges	380,246
Stock-based compensation expense	66,666
Straight-line rent adjustment, amortization of rent-related intangibles, and others	(137,132)
Organization costs paid by affiliate	65,240
Net changes in other operating assets and liabilities	935,842
Net Cash Provided by Operating Activities	1,173,729

Cash Flows — Investing Activities
Acquisition of real estate	(111,626,737)
Net Cash Used in Investing Activities	(111,626,737)

Cash Flows — Financing Activities
Proceeds from mortgage financing	72,800,000
Contributions from noncontrolling interests	19,129,532
Proceeds from issuance of shares, net of issuance costs	18,074,861
Note payable proceeds from affiliate	15,000,000
Distributions to noncontrolling interest	(291,761)
Payment of deferred financing costs and mortgage deposits	(220,183)
Net Cash Provided by Financing Activities	124,492,449

Change in Cash and Cash Equivalents During the Period
Net increase in cash and cash equivalents	14,039,441
Cash and cash equivalents, beginning of period	209,000
Cash and cash equivalents, end of period	$14,248,441

Supplemental non-cash investing and financing activities:

Nine Months Ended September 30, 2013
Non-cash capitalized costs (Note 3, 4)	$(1,381,488)
Deferred offering costs (Note 3)	(3,851,393)
Due to affiliate (Note 3)	5,087,275
Unsettled share sales, net	639,843
Asset management fees settled in Class A shares (Note 3)	8,345
Third quarter distribution declared (Note 8)	(115,180)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2013 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Corporate Property Associates 18 – Global Incorporated (“CPA®:18 – Global” and, together with its consolidated subsidiaries, “we”, “us” or “our”) is a Maryland corporation formed in September 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the United States (“U.S.”). We intend to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”) for the taxable year ending December 31, 2013, and intend to conduct substantially all of our investment activities and own all of our assets through CPA:18 Limited Partnership, a Delaware limited partnership, which is our “Operating Partnership.” We are a general partner and a limited partner and own a 99.985% interest in the Operating Partnership. The Operating Partnership was formed on April 8, 2013. On July 3, 2013, WPC–CPA®:18 Holdings, LLC (“CPA®:18 Holdings”), a subsidiary of our sponsor, W. P. Carey Inc. (“W. P. Carey”), acquired a 0.015% special general partner interest in the Operating Partnership, representing its special general partnership interest, for $209,000.

Carey Asset Management Corp., a subsidiary of W. P. Carey, together with its affiliates, is our “advisor” and manages our business. The advisor also currently manages three other affiliated REITs, namely, Corporate Property Associates 16 – Global Incorporated, Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”) and Carey Watermark Investors Incorporated. W. P. Carey & Co B.V., an affiliate of our advisor, will provide asset management services with respect to any foreign investments that we may make in the future.

On September 13, 2012, Carey REIT II, Inc. (“Carey REIT II”), a subsidiary of W. P. Carey and an affiliate of our advisor, purchased 1,000 shares of our common stock, par value $0.001 per share, for an aggregate purchase price of $9,000 and was admitted as our initial stockholder. On December 14, 2012, we received an additional capital contribution from Carey REIT II for $200,000 in exchange for 22,222 shares of our common stock, par value $0.001 per share. Carey REIT II purchased its shares at $9.00 per share, net of selling commissions and fees that would have otherwise been payable to Carey Financial, LLC (“Carey Financial”), our dealer manager and an affiliate of the advisor. On April 8, 2013, the shares held by Carey REIT II were renamed as Class A common stock. All of the shares issued to Carey REIT II have a par value of $0.001 per share. On April 8, 2013, with the approval of our Board of Directors, we amended our articles of incorporation. Pursuant to the amended and restated articles of incorporation, we are authorized to issue 320,000,000 shares of Class A common stock, 80,000,000 shares of Class C common stock, and 50,000,000 shares of preferred stock. All of the authorized shares have a par value of $0.001 per share.

Public Offering

On May 7, 2013, our Registration Statement was declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). This Registration Statement covers our initial public offering of up to $1.0 billion of common stock, in any combination of Class A common stock and Class C common stock at a price of $10.00 per share of Class A common stock and $9.35 per share of Class C common stock. The Registration Statement also covers the offering of up to $400,000,000 in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our distribution reinvestment and stock purchase plan (“DRIP”) at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and selected other dealers. The per share amount of distributions on shares of Class A and C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will likely be lower than shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees (the “shareholder servicing fee”) (Note 3). We currently intend to sell shares in our initial public offering until May 7, 2015; however, our Board of Directors may decide to extend the offering for up to an additional 18 months, and if so we would announce such extension in a prospectus supplement. In some states, we will need to renew our registration annually in order to continue offering our shares beyond the initial registration period. On July 25, 2013, aggregate subscription proceeds for our Class A and Class C common stock exceeded the minimum offering amount of $2,000,000 and we began to admit stockholders. Through October 31, 2013, we raised gross offering proceeds for our Class A common stock and Class C common stock of $50,247,946 and $15,389,115, respectively.

CPA®:18 – Global 9/30/2013 10-Q – 6

Notes to Consolidated Financial Statements

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

We had no operating activity prior to April 8, 2013 and acquired our first investment on August 20, 2013.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is a variable interest entity (“VIE”) or voting interest entity (“VOE”) and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture.

Based on our evaluation, we determined that our Operating Partnership was not a VIE but should be consolidated as we control all decisions regarding our Operating Partnership. We account for the 0.015% interest held by CPA®:18 Holdings in the Operating Partnership as a noncontrolling interest. On August 20, 2013, we entered into a jointly-owned investment with our affiliate, CPA®:17 – Global (Note 4). We have concluded that this subsidiary is a VOE and will be consolidated by us as we are the managing member and the non-managing member does not have substantive participating or “kick-out” rights. Kick-out rights are the rights underlying the limited partners’ ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners.

Purchase Price Allocation

When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above-market and below-market value of leases (where applicable), and the value of in-place leases, at their estimated fair values. Land is typically valued utilizing the sales comparison (or market approach). Buildings, as if vacant, are valued using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value of each property from a hypothetical sale of the property upon expiration after considering the re-tenanting of such property at estimated then current market rental rate, at a selected capitalization rate and deducting estimated costs of sale. The proceeds from a hypothetical sale are derived by capitalizing the estimated net operating income of each property for the year following lease expiration at an estimated residual capitalization rate. The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including the credit worthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates and anticipated lease duration. In the case where a tenant has a purchase option deemed to be materially favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property growing at estimated market growth rates through the year of lease expiration. For those properties that are under contract for sale, the appraised value of the portfolio reflects the current contractual sale price of such properties. See Revenue Recognition and Depreciation below for a discussion of our significant accounting policies related to tangible assets. We include the value of below-market leases in Prepaid and deferred rental income in the consolidated balance sheets.

CPA®:18 – Global 9/30/2013 10-Q – 7

Notes to Consolidated Financial Statements

We record above-market and below-market lease values for owned properties, where applicable, based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated lease term, which includes renewal options with rental rates below estimated market rental rates. We amortize the capitalized above-market lease value, where applicable, as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the estimated lease term and any fixed-rate renewal periods in the respective leases.

The value of any in-place lease is estimated to be equal to the property owner’s avoidance of costs necessary to lease the property for a term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners of vacancy and leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term was estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy); (ii) estimated expenses that would be incurred by the property owner during periods of vacancy; (iii) rent concessions (i.e. free rent); (iv) leasing commissions; and (v) tenant improvement allowances. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.

Cash and Cash Equivalents

We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents, where applicable. Items classified as cash equivalents include commercial paper and money-market funds, where applicable. Our cash and cash equivalents are held in the custody of one financial institution. These balances, at times, may exceed federally-insurable limits. We will seek to mitigate this risk by depositing funds only with major financial institutions.

Revenue Recognition

We lease real estate to others on a triple-net leased basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize any significant renovations that increase the useful life of the properties.

Our lease provides for scheduled rent increases each year. For operating leases, we record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related lease and charge expenses to operations as incurred.

Depreciation

We compute depreciation of the building and its related improvements using the straight-line method over the estimated remaining useful life of the property or improvements, which is 40 years and ten years, respectively.

CPA®:18 – Global 9/30/2013 10-Q – 8

Notes to Consolidated Financial Statements

Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including an interest rate cap and swaps; and Level 3, for securities and other derivative assets that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions. Our debt and deferred acquisition fees payable, which we have classified as Level 3, had carrying values that approximated their fair values at September 30, 2013.

Income Taxes

We intend to qualify as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ending December 31, 2013. In order to maintain our qualification as a REIT, we will be required to, among other things, distribute at least 90.0% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. Under the Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to stockholders. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local, and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.

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

Organization and Offering Costs

The advisor has paid various organization and offering costs on our behalf, all of which we are liable for under the advisory agreement (see Note 3). During the offering period, costs incurred in connection with the raising of capital will be accrued as deferred offering costs. Upon receipt of offering proceeds, we will charge the deferred costs to stockholders’ equity and will reimburse the advisor for costs incurred. Such reimbursements will not exceed regulatory cost limitations. Organization costs were expensed as incurred and are included in general and administrative expenses in the consolidated financial statements. We have recorded a liability to the advisor for all of organization and offering costs incurred by the advisor based on our estimate of expected gross offering proceeds (Note 3).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Note 3. Agreements and Transactions with Related Parties

On May 7, 2013, we entered into an advisory agreement with the advisor to perform certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgages loans, day-to-day management, and the performance of certain administrative duties. The term of the advisory agreement is through September 30, 2014 and is scheduled to renew annually thereafter.

CPA®:18 – Global 9/30/2013 10-Q – 9

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor and other affiliates in accordance with the terms of the related agreements:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amounts Included in the Consolidated Statements of Operations:
Organization costs	$—	$65,240
Interest expense on Note payable to affiliate	33,888	33,888
Asset management fees	31,916	31,916
Shareholder servicing fee	3,387	3,387
	$69,191	$134,431

Transaction Fees Capitalized:
Current acquisition fees	$1,442,238	$1,442,238
Deferred acquisition fees	1,153,790	1,153,790
	$2,596,028	$2,596,028

		September 30, 2013
Amounts Due to Affiliate:
Organization and offering costs due to the advisor		$3,998,725
Deferred acquisition fees due to the advisor		1,153,790
Asset management fees due to the advisor		23,571
Interest due to affiliate		33,888
Other		133,378
		$5,343,352

Note Payable to Affiliate:		September 30, 2013
Loan from W. P. Carey		$15,000,000

Organization and Offering Costs

Pursuant to the advisory agreement with the advisor, we are liable for certain expenses related to our initial public offering, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, and are to be deducted from the gross proceeds of the offering (Note 2). We will reimburse Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor has agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 4.0% of the gross proceeds from the initial public offering if the gross proceeds are less than $500,000,000, 2.0% of the gross proceeds from the initial public offering if the gross proceeds are $500,000,000 or more but less than $750,000,000, and 1.5% of the gross proceeds from the initial public offering if the gross proceeds are $750,000,000 or more. Reimbursement of such costs was contingent on the commencement of the offering, which occurred on May 7, 2013, and raising the minimum offering amount of $2,000,000, which occurred on July 25, 2013. During the nine months ended September 30, 2013, the advisor paid organization costs of $65,240 and offering costs of $3,933,485 on our behalf. We have recorded a liability to the advisor for all of these costs based on our estimate of expected gross offering proceeds.

Loan from W. P. Carey

Our Board of Directors and the board of directors of W. P. Carey have approved unsecured loans from W. P. Carey to us of up to $100,000,000, in the aggregate, at a rate of the London inter-bank offered rate (“LIBOR”) plus 1.75%, for the purpose of facilitating acquisitions approved by our investment committee, with any loans to be made solely at the discretion of the management of W. P. Carey. On August 20, 2013, our Operating Partnership borrowed $15,000,000 from W. P. Carey at a rate of 30-day LIBOR plus 1.75%, which is the same rate that W. P. Carey pays on its credit facility, and a maturity date of August 20, 2014. The interest expense on this note payable to our affiliate is included in Interest expense on the consolidated statements of operations. These funds were used

CPA®:18 – Global 9/30/2013 10-Q – 10

Notes to Consolidated Financial Statements

to acquire a 50% controlling interest in the jointly-owned investment with an affiliate described in Note 4. On October 4, 2013, this note was repaid in full with accrued interest thereon (Note 9).

Asset Management Fees

Pursuant to the advisory agreement, the advisor will be entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. The asset management fees are payable in cash or shares of our Class A common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share (“NAV”) or, if an NAV has not yet been published, as currently is the case, $10.00 per share, which is the price at which our Class A shares are being sold in our initial public offering. For 2013, the advisor elected to receive its asset management fees in shares of our Class A common stock. At September 30, 2013, the advisor owned 24,057 shares (1.1%) of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated statements of operations.

Dealer Manager Fees

On May 7, 2013, we entered into a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission, depending on the class of common stock sold, of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively.

Carey Financial will also receive an annual distribution and shareholder servicing fee in connection with sales of our Class C common stock. The amount of the shareholder servicing fee will be 1.0% of the selling price per share (or, once reported, the amount of our estimated NAV per share) for the Class C common stock in our initial public offering. The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by W. P. Carey and its affiliates, equals 10.0% of the gross proceeds from our initial public offering. The shareholder servicing fee for both the three and nine months ended September 30, 2013 was $3,387 and is included in “Other” within due to affiliates in the table above and did not reach the threshold described above. The shareholder servicing fee for both the three and nine months ended September 30, 2013 is also included in General and administrative on the consolidated statements of operations.

Acquisition and Disposition Fees

The advisor will receive acquisition fees, a portion of which is payable upon acquisition and a portion that is subordinated to a preferred return. The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments other than those in readily-marketable real estate securities purchased in the secondary market, for which the advisor will not receive any acquisition fees. The total acquisition fees to be paid (initial and subordinated, and including interest thereon) will not exceed 6.0% of the aggregate contract purchase price of all investments and loans. In addition, pursuant to the advisory agreement, the advisor may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. During the three and nine months ended September 30, 2013, we recorded $1,153,790 of deferred acquisition fees for our portion of the fees due to the advisor upon the consummation of the State Farm acquisition (Note 4), which are scheduled to be paid in three equal annual installments commencing in the fourth quarter of 2013. The State Farm acquisition is a jointly-owned investment with CPA®:17 – Global.

Excess Operating Expenses

The advisory agreement provides that, for any four trailing quarters (with quoted variables as defined in the advisory agreement), “operating expenses” may not exceed the greater of 2.0% of our “average invested assets” or 25.0% of our “adjusted net income.” During the three months ended June 30, 2013, the advisor charged us $76,585 for operating expenses, which we charged back to the advisor for excess operating expenses pursuant to the limitation described above. We may, however, become liable for these costs in the future if our results improve or our invested assets increase substantially. For the three months ended September 30, 2013, our operating expenses were below the 2.0%/25.0% threshold.

CPA®:18 – Global 9/30/2013 10-Q – 11

Notes to Consolidated Financial Statements

Available Cash Distributions

CPA®:18 Holdings interest in the Operating Partnership entitles it to receive distributions of 10.0% of Available Cash, as defined in the partnership agreement, generated by the Operating Partnership, subject to certain limitations. To date, there have been no distributions of Available Cash by the Operating Partnership.

Note 4. Net Investment in Properties

Acquisition

On August 20, 2013 we acquired a 50% controlling interest in a jointly-owned investment, which is co-owned by CPA®:17 – Global and on that date purchased an office facility from the State Farm Mutual Automobile Company (“State Farm”) located in Austin, Texas. The total cost was $115,604,253, including net lease intangible assets of $15,799,325 (Note 5) and transaction costs of $5,604,253 that were capitalized. CPA®:17 – Global’s investment was $18,920,532, which we account for as a noncontrolling interest. Our portion of the purchase price was funded, in part, by a $15,000,000 loan from W. P. Carey (Note 3). This transaction was deemed to be a real estate asset acquisition because we entered into a new lease with the seller/lessee. The acquired facility consists of a 479,411 square-foot building that is located on 83.5 acres of land. The new lease has been classified as an operating lease and has an initial term of 15 years with two five-year renewal options. The jointly-owned investment obtained a $72,800,000 mortgage loan upon acquisition of this property (Note 6).

Real estate, which consists of land and buildings leased to others under an operating lease and is carried at cost, is summarized as follows:

September 30, 2013
Land	$29,215,472
Building	62,595,789
Building improvements	5,397,639
Less: Accumulated depreciation	(243,280)
$96,965,620

Scheduled future minimum rents, exclusive of renewals and expenses paid by the tenant, under our non-cancelable operating lease are as follows:

Years Ending December 31,	Total
2013 (remainder)	$1,751,327
2014	7,004,308
2015	7,144,392
2016	7,287,284
2017	7,433,028
Thereafter (through 2028)	89,137,876
Total	$119,758,215

Note 5. Intangible Assets and Liabilities

In connection with the acquisition of our property (Note 4), we have recorded net lease intangibles that are being amortized over 15 years.  Below-market rent intangibles are included in Prepaid and deferred rental income on the consolidated balance sheets.

CPA®:18 – Global 9/30/2013 10-Q – 12

Notes to Consolidated Financial Statements

Intangible assets and liabilities are summarized as follows (life in years):

	September 30, 2013
	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Lease intangibles:
In-place lease	15.0	$17,446,153	$(134,442)	$17,311,711

Amortizable Intangible Liabilities
Below-market rent	15.0	$(1,646,828)	$12,691	$(1,634,137)

Net amortization of intangibles was $134,442 for both the three and nine months ended September 30, 2013. Amortization of below-market rent is recorded as an adjustment to Rental income.

Based on the intangible assets and liabilities recorded at September 30, 2013, scheduled annual net amortization for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter is as follows:

Years Ending December 31,	Total
2013 (remainder)	$263,322
2014	1,053,288
2015	1,053,288
2016	1,053,288
2017	1,053,288
Thereafter (through 2028)	11,201,100
Total	$15,677,574

Note 6. Non-Recourse Debt

We obtained a mortgage loan of $72,800,000 from an unrelated third party in connection with the acquisition of the property leased to State Farm (Note 4) with payments that are interest-only until its maturity date on September 10, 2023. The loan is non-recourse and has a fixed annual interest rate of 4.5%. We capitalized $220,183 of deferred financing costs related to this loan. During both the three and nine months ended September 30, 2013, we incurred $382,106 of interest expense related to this loan.

Note 7. Commitments and Contingencies

At September 30, 2013, we were not involved in any litigation.

Note 8. Loss Per Share and Equity

The following tables depict loss per share for the periods presented:

	Three Months Ended September 30, 2013
	Weighted-Average Shares Outstanding	Allocation of Net Loss (a)	Loss Per Share
Class A common stock	616,292	$(108,611)	$(0.18)
Class C common stock	149,294	(29,698)	$(0.20)
Net loss attributable to CPA®:18 – Global stockholders		$(138,309)

	Nine Months Ended September 30, 2013
	Weighted-Average Shares Outstanding	Allocation of Net Loss (a)	Loss Per Share
Class A common stock	223,085	$(163,329)	$(0.73)
Class C common stock	50,311	(40,221)	$(0.80)
Net loss attributable to CPA®:18 – Global stockholders		$(203,550)

CPA®:18 – Global 9/30/2013 10-Q – 13

Notes to Consolidated Financial Statements

__________

(a)
The allocation of Net loss attributable to CPA®:18 – Global stockholders is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the three and nine months ended September 30, 2013. The allocation for the Class A common stock excludes the shareholder servicing fee of $3,387 that is only applicable to holders of Class C common stock (Note 3).

Subsequent to September 30, 2013 and through October 31, 2013, we issued an additional 3,702,071 shares of Class A common stock and an additional 1,299,385 shares of Class C common stock in our initial public offering.

Stock-Based Compensation

We issued 1,851 shares of Class A common stock to each of our four independent directors during the three months ended September 30, 2013, value at $9.00 per share, as part of their director compensation. For both the three and nine months ended September 30, 2013, we recognized stock-based compensation expense of $66,666 associated with the issuance of these shares.

Distributions Declared

Daily distributions on our shares began to accrue once subscription proceeds for our common stock reached the minimum offering amount of $2,000,000 and we began admitting stockholders on July 25, 2013. On June 19, 2013, our Board of Directors declared distributions at a daily rate of $0.0016983 for the Class A common stock and $0.0014442 for the Class C common stock for the quarter ending September 30, 2013, which were paid on October 15, 2013 to stockholders of record on each day of the quarter. At September 30, 2013, we had distributions payable of $115,180.

On September 18, 2013, our Board of Directors declared distributions at a daily rate of $0.0016983 for the Class A common stock and $0.0014442 for the Class C common stock for the quarter ending December 31, 2013, payable on or about January 15, 2014 to stockholders of record on each day of the quarter.

Distributions are declared at the discretion of our Board of Directors and are not guaranteed. Until we substantially invest the net proceeds of our initial public offering, distributions will be paid from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

Note 9. Subsequent Event

On October 4, 2013, we repaid in full the $15,000,000 loan from W. P. Carey and the related accrued interest (Note 3). This loan, which was scheduled to mature on August 20, 2014, had been outstanding since August 20, 2014 and was obtained in order to facilitate our first acquisition (Note 4).

CPA®:18 – Global 9/30/2013 10-Q – 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with the consolidated financial statements and accompanying notes thereto as of September 30, 2013.

Business Overview

We were formed in September 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the U.S. We currently expect that, for the foreseeable future, at least a majority of our investments will be in commercial real estate properties leased to single tenants on a long-term triple-net lease basis. We intend to qualify as a REIT for the taxable year ending December 31, 2013, and we intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership.

Financial and Operating Highlights (a)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Total revenues	$947,440	$947,440
Net loss attributable to CPA®:18 – Global stockholders	(138,309)	(203,550)

Net cash provided by operating activities		1,173,729
Net cash used in investing activities		(111,626,737)
Net cash provided by financing activities		124,492,449

Supplemental financial measure:
Funds from (used in) operations (b)	39,299	(25,942)
Modified funds from (used in) operations (b)	61,293	(3,948)
__________

(a)	On August 20, 2013, we acquired the property leased to State Farm, which was the only property that we owned through September 30, 2013.

(b)
We consider the performance metrics listed above, Funds from (used in) operations (“FFO”) and Modified funds from (used in) operations (“MFFO”), supplemental measures that are not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

CPA®:18 – Global 9/30/2013 10-Q – 15

Significant Developments

Public Offering

On May 7, 2013, our Registration Statement was declared effective by the SEC under the Securities Act. This Registration Statement covers our initial public offering of up to $1.0 billion of common stock, in any combination of Class A common stock and Class C common stock at a price of $10.00 per Class A share of common stock and $9.35 per Class C share of common stock. The Registration Statement also covers the offering of up to $400,000,000 in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our DRIP at a price of $9.60 per Class A share of common stock and $8.98 per Class C share of common stock. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and selected other dealers. The per share amount of distributions on shares of Class A and C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will likely be lower than shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees (Note 3). We currently intend to sell shares in our initial public offering until May 7, 2015; however, our Board of Directors may decide to extend the offering for up to an additional 18 months, and if so we would announce such extension in a prospectus supplement. In some states, we will need to renew our registration annually in order to continue offering our shares beyond the initial registration period.

On July 25, 2013, aggregate subscription proceeds for our common stock exceeded the minimum offering amount of $2,000,000 and we began to admit stockholders. Through October 31, 2013, we have raised gross offering proceeds for our Class A common stock and Class C common stock of $50,247,946 and $15,389,115, respectively.

Results of Operations

We are a newly formed company and have a very limited operating history. Through September 30, 2013, we purchased one property, which we acquired from State Farm through a jointly-owned investment with an affiliate on August 20, 2013 (Note 4).

Rental Income

For both the three and nine months ended September 30, 2013 rental income consisted of $947,440 from the property leased to State Farm, which we acquired on August 20, 2013.

Depreciation and Amortization

For both the three and nine months ended September 30, 2013, we recorded depreciation of $243,280 and amortization of $134,442 related to the property leased to State Farm.

General and Administrative

For the three and nine months ended September 30, 2013, general and administrative expenses were $194,208 and $259,449, respectively. General and administrative expenses for the three months ended September 30, 2013 primarily include director compensation fees of $102,500, which is inclusive of stock-based compensation of $66,666, professional fees of $48,354, and debt financing costs of $32,781. General and administrative expenses for the nine months ended September 30, 2013 also included organization costs of $65,240 and an additional $76,067 of professional fees, both of which were incurred during the three months ended June 30, 2013. During the nine months ended September 30, 2013, general and administrative costs were partially offset by $76,585, representing excess operating expenses that were charged back to the advisor under the terms of our advisory agreement (Note 3).

Property Expenses

For both the three and nine months ended September 30, 2013, we recorded property expenses of $31,916, which relate to asset management fees for our advisor for the State Farm acquisition.

CPA®:18 – Global 9/30/2013 10-Q – 16

Interest Expense

For both the three and nine months ended September 30, 2013, we incurred interest expense of $415,994, which includes $382,106 of interest on the mortgage financing that we obtained in connection with the State Farm acquisition (Note 6) and $33,888 of interest related to the note payable to W. P. Carey, which we also obtained in connection with that acquisition (Notes 3, 9).

Net Loss Attributable to CPA®:18 – Global Stockholders

For the three and nine months ended September 30, 2013, the resulting net loss attributable to CPA®:18 – Global stockholders was $138,309 and $203,550, respectively.

Financial Condition

Sources and Uses of Cash During the Period

We expect to invest the proceeds of our initial public offering in a diversified portfolio of income-producing commercial properties and other real estate related assets. Our liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, subject to limitations described in the prospectus regarding our initial public offering contained in the Registration Statement (the “Prospectus”), we may incur indebtedness in connection with the acquisition of any property, borrow funds from our advisor (Note 3), refinance the debt on a property, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

We intend to qualify as a REIT, and if so qualified we will not be subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions, to increase equity in our commercial real estate through regular mortgage principal payments and to own a geographically diversified portfolio of net-leased commercial real estate and other real estate related assets that will increase in value. Our distributions to date have exceeded our earnings and our FFO and have been paid almost entirely from offering proceeds. We expect that future distributions will be paid in whole or in part from offering proceeds, borrowings, and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from our initial public offering.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2013 of $1,173,729 primarily reflects $1,394,484 of cash flows received for both rental income and prepaid rent that were directly related to the State Farm acquisition and were slightly offset by $188,482 of interest paid for our State Farm mortgage loan.

Investing Activities

Net cash used in investing activities of $111,626,737 during the nine months ended September 30, 2013 relates to our asset acquisition and capitalized property-related costs.

CPA®:18 – Global 9/30/2013 10-Q – 17

Financing Activities

Net cash provided by financing activities of $124,492,449 during the nine months ended September 30, 2013 was primarily comprised of $72,800,000 of proceeds from the non-recourse mortgage related to the property leased to State Farm, and a contribution of $19,129,532 representing the noncontrolling interest in our State Farm investment held by our affiliate CPA®:17 – Global, of $18,074,861 of net proceeds from our public offering, and $15,000,000 of proceeds from the W. P. Carey loan, all of which were partially offset by the payment of deferred financing costs and distributions to the noncontrolling interest in the State Farm investment of $220,183 and $291,761, respectively.

Cash Resources

At September 30, 2013, our cash resources consisted of cash and cash equivalents totaling $14,248,441. Our cash resources may be used for future investments and can be used for working capital needs and other commitments. In addition, our board of directors and the Board of Directors of W. P. Carey have each approved loans to us from W. P. Carey of up to $100,000,000 in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of W. P. Carey’s management (Note 3). During the nine months ended September 30, 2013, we borrowed $15,000,000 from W. P. Carey in connection with our first acquisition.

Cash Requirements

During the next 12 months, we expect that our cash payments will include acquiring new investments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control and making any potential scheduled mortgage interest and principal payments, as well as other normal recurring operating expenses. We currently do not have any debt principal payments due for our non-recourse debt over the next 12 months. On October 4, 2013, we repaid in full the $15,000,000 loan, with interest, from W. P. Carey (Note 3).

Contractual Obligations

The table below summarizes our other contractual obligations at September 30, 2013 and the effect that these obligations are expected to have on our liquidity and cash flow in the specified future periods:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — principal (a)	$72,800,000	$—	$—	$—	$72,800,000
Interest on borrowings and deferred acquisition fees	32,824,834	3,321,604	6,571,230	6,552,000	16,380,000
Note payable to affiliate (b)	15,000,000	15,000,000	—	—	—
Organization and offering costs payable to affiliate (c)	3,998,725	3,998,725	—	—	—
Deferred acquisition fees payable to affiliate (d)	1,153,790	384,597	769,193	—	—
	$125,777,349	$22,704,926	$7,340,423	$6,552,000	$89,180,000
__________

(a)
Represents the non-recourse debt we obtained in connection with the acquisition of the State Farm property. This balloon mortgage loan has payments that are interest-only through its scheduled maturity date of September 10, 2023.

(b)	Represents the loan from W. P. Carey in connection with the acquisition of the State Farm property. On October 4, 2013, this note was repaid in full with accrued interest thereon (Notes 3, 9).

(c)
Represents the organization and offering costs incurred by our advisor for which we are liable (Note 3). The payment of such costs is contingent on the amount of offering proceeds we raise over our initial offering period, which is expected to terminate on or prior to May 7, 2015.

(d)
Represents deferred acquisition fees due to the advisor as a result of our acquisition of the State Farm property. These fees are scheduled to be paid in three equal annual installments. The first installment is due in the fourth quarter of 2013.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be

CPA®:18 – Global 9/30/2013 10-Q – 18

reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Purchase Price Allocation

When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above-market and below-market value of leases (where applicable), and the value of in-place leases, at their estimated fair values. Land is typically valued utilizing the sales comparison (or market approach). Buildings, as if vacant, are valued using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value of each property from a hypothetical sale of the property upon expiration after considering the re-tenanting of such property at estimated then current market rental rate, at a selected capitalization rate and deducting estimated costs of sale. The proceeds from a hypothetical sale are derived by capitalizing the estimated net operating income of each property for the year following lease expiration at an estimated residual capitalization rate. The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including the credit worthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates and anticipated lease duration. In the case where a tenant has a purchase option deemed to be materially favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property growing at estimated market growth rates through the year of lease expiration. For those properties that are under contract for sale, the appraised value of the portfolio reflects the current contractual sale price of such properties. See Revenue Recognition and Depreciation below for a discussion of our significant accounting policies related to tangible assets. We include the value of below-market leases in Prepaid and deferred rental income in the consolidated financial statements.

We record above-market and below-market lease values for owned properties, where applicable, based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated lease term, which includes renewal options with rental rates below estimated market rental rates. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the estimated lease term and any fixed-rate renewal periods in the respective leases.

The value of any in-place lease is estimated to be equal to the property owner’s avoidance of costs necessary to lease the property for a term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners of vacancy and leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term was estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy); (ii) estimated expenses that would be incurred by the property owner during periods of vacancy; (iii) rent concessions (i.e. free rent); (iv) leasing commissions; and (v) tenant improvement allowances. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.

Revenue Recognition

We lease real estate to others on a triple-net leased basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize any significant renovations that increase the useful life of the properties.

CPA®:18 – Global 9/30/2013 10-Q – 19

Our lease provides for scheduled rent increases each year. For operating leases, we record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related lease and charge expenses to operations as incurred.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is

CPA®:18 – Global 9/30/2013 10-Q – 20

recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the Prospectus, we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within seven years following the closing of our initial public offering. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which

CPA®:18 – Global 9/30/2013 10-Q – 21

properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our income from equity investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. In addition, we also add back payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model to the extent such payments reduce our income from equity investments in real estate. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. We account for certain of our equity investments using the hypothetical liquidation model which is based on distributable cash as defined in the operating agreement. Equity income for the period recognized under this model may be net of the equity investee’s payments of loan principal. Under GAAP, payments of loan principal do not impact net income. We do not consider payments of loan principal to be a factor in determining our operating performance nor to be consistent with the IPA’s definition of MFFO and therefore add back the equity investee’s payments of loan principal to the extent they have impacted our equity income recognized in the period.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition

CPA®:18 – Global 9/30/2013 10-Q – 22

costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

FFO and MFFO were as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net loss attributable to CPA®:18 – Global stockholders	$(138,309)	$(203,550)
Adjustments:
Depreciation and amortization of real property	362,718	362,718
Proportionate share of adjustments for noncontrolling interest to arrive at FFO	(185,110)	(185,110)
Total adjustments	177,608	177,608
FFO — as defined by NAREIT	39,299	(25,942)
Adjustments:
Other depreciation, amortization and non-cash charges	66,666	66,666
Straight-line and other rent adjustments (a)	(124,440)	(124,440)
Acquisition expenses (b)	47,785	47,785
Below-market rent intangible lease amortization, net	(12,691)	(12,691)
Proportionate share of adjustments for noncontrolling interest to arrive at MFFO	44,674	44,674
Total adjustments	21,994	21,994
MFFO	$61,293	$(3,948)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Common Stock			Common Stock
	Class A	Class C	Total	Class A	Class C	Total
Net loss attributable to CPA®:18 – Global stockholders (c)	$(108,611)	$(29,698)	$(138,309)	$(163,329)	$(40,221)	$(203,550)
FFO – as defined by NAREIT (c)	$34,362	$4,937	$39,299	$(18,405)	$(7,537)	$(25,942)
MFFO (c)	$52,067	$9,226	$61,293	$(458)	$(3,490)	$(3,948)
__________

(a)
Under GAAP, rental receipts are allocated to periods using an accrual basis. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

CPA®:18 – Global 9/30/2013 10-Q – 23

(b)
Includes Acquisition expenses and amortization of deferred acquisition fees. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(c)
The allocation of Net loss attributable to CPA®:18 – Global stockholders, FFO, and MFFO is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the three and nine months ended September 30, 2013. The allocation for the Class A common stock excludes the shareholder servicing fee of $3,387 that is only applicable to Class C common stockholders (Note 3).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. We currently have limited exposure to these market risks. We currently have no foreign operations and are not exposed to foreign currency fluctuations. In addition to these risks, we are subject to industry and geographic risk as we currently have only one investment, in the property leased to State Farm, which is located in Austin, Texas and in the insurance industry.

Interest Rate Risk

The carrying value of our real estate and related fixed-rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, where applicable. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis.

At September 30, 2013, we had one non-recourse interest only mortgage loan with a fixed interest rate of 4.5% during its term and one variable-rate loan with an interest rate of LIBOR plus 1.75%. Our debt obligations are more fully described in Note 6. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2013:

	2013
	(Remainder)	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt (a)	$—	$—	$—	$—	$—	$72,800,000	$72,800,000	$72,800,000
Variable rate debt (b)	$15,000,000	$—	$—	$—	$—	$—	$15,000,000	$15,000,000
__________

(a)	This interest-only loan is scheduled to mature on September 10, 2023.

(b)	Represents the loan from W. P. Carey, which had a scheduled maturity date of August 20, 2014 but was repaid in full on October 4, 2013.

At September 30, 2013, the estimated fair value of our fixed-rate debt and variable-rate debt approximated their carrying values. A decrease or increase in interest rates of 1% would change the estimated fair value of the fixed-rate debt at September 30, 2013 by an aggregate increase of $6,135,019 or an aggregate decrease of $5,590,044, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

CPA®:18 – Global 9/30/2013 10-Q – 24

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2013 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:18 – Global 9/30/2013 10-Q – 25

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2013, we issued 835 shares of our Class A common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which is the price at which shares of our Class A common stock are being sold in our initial public offering. Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Use of Proceeds

On May 7, 2013, our Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC. On July 25, 2013, aggregate subscription proceeds for our Class A and Class C common stock exceeded the minimum offering amount of $2,000,000 and we began to admit stockholders. The cumulative use of proceeds from our initial public offering was as follows as of September 30, 2013:

	Common Stock
	Class A	Class C	Total
Shares registered (a)	80,000,000	21,390,374	101,390,374
Aggregate price of offering amount registered (a)	$800,000,000	$200,000,000	$1,000,000,000
Shares sold (b)	1,733,712	348,441	2,082,153
Aggregated offering price of amount sold	$17,259,946	$3,257,922	$20,517,868
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(75,011)	—	(75,011)
Direct or indirect payments to others	(1,654,299)	(122,172)	(1,776,471)
Net offering proceeds to the issuer after deducting expenses	$15,530,636	$3,135,750	$18,666,386
Purchases of real estate, net of financing and noncontrolling interest			(4,988,967)
Working capital			571,022
Temporary investments in cash and cash equivalents			$14,248,441
__________

(a)	These amounts are based on the assumption that the shares to be sold in our initial public offering will be composed of 80% of Class A common stock and 20% of Class C common stock.

(b)	Excludes shares issued to affiliates.

CPA®:18 – Global 9/30/2013 10-Q – 26

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

10.1	Amended and Restated Limited Liability Company Agreement of SFT INS (TX) LLC, dated September 13, 2013 by CPA:17 Limited Partnership and CPA:18 Limited Partnership

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013, (iii) Consolidated Statements of Equity for the period from September 7, 2012 to December 31, 2012 and the nine months ended September 30, 2013, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2013, and (v) Notes to Consolidated Financial Statements. *

__________
* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:18 – Global 9/30/2013 10-Q – 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated

Date:	November 8, 2013	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2013	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 9/30/2013 10-Q – 28

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

10.1	Amended and Restated Limited Liability Company Agreement of SFT INS (TX) LLC, dated September 13, 2013 by CPA:17 Limited Partnership and CPA:18 Limited Partnership

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013, (iii) Consolidated Statements of Equity for the period from September 7, 2012 to December 31, 2012 and the nine months ended September 30, 2013, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2013, and (v) Notes to Consolidated Financial Statements. *

__________
* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.