Form 10-K
period 2013-12-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2014-03-19
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. There were no shares of common stock held by non-affiliates at June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2014, there were 41,102,364 shares of Class A common stock and 4,169,770 shares of Class C common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

CPA®:18 – Global 2013 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8, Financial Statements and Supplementary Data.

CPA®:18 – Global 2013 10-K – 2

PART I
Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 18 – Global Incorporated (“CPA®:18 – Global” and, together with its consolidated subsidiaries, “we”, “us” or “our”) is a publicly-owned non-listed real estate investment trust (“REIT”) that invests in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the United States (“U.S.”). We intend to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. We are a general partner and a limited partner and own a 99.985% interest in CPA:18 Limited Partnership, a Delaware limited partnership, which is our “Operating Partnership.” We intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. The Operating Partnership was formed on April 8, 2013. On July 3, 2013,
WPC–CPA®:18 Holdings, LLC (“CPA®:18 Holdings”), a subsidiary of our sponsor, W. P. Carey Inc. (“WPC”), acquired a 0.015% special general partner interest in the Operating Partnership.

We are managed by WPC through Carey Asset Management Corp. (“Carey Asset Management” or the “advisor”). WPC is a publicly-traded REIT listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement with us, the advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services to us, including those fees associated with personnel provided for administration of our operations. The current advisory agreement is scheduled to expire on September 30, 2014, unless extended. The advisor also currently serves in this capacity for Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global” and, together with us, the “CPA® REITs”), and Carey Watermark Investors Incorporated (“CWI”), a publicly-owned non-traded REIT that invests in hotel and lodging properties, and served in this capacity for Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) until it merged with and into a subsidiary of the advisor in January 2014 (collectively, including us, the “Managed REITs”).

We were formed on as a Maryland corporation on September 7, 2012 (Date of Inception). On April 8, 2013, we amended our articles of incorporation, and as a result, we are authorized to issue 320,000,000 shares of Class A common stock, 80,000,000 shares of Class C common stock, and 50,000,000 shares of preferred stock. All of the authorized shares have a par value of $0.001 per share.

On May 7, 2013, our Registration Statement was declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). This Registration Statement covers our initial public offering of up to $1.0 billion of common stock, in any combination of Class A common stock and Class C common stock, at a price of $10.00 per Class A share of common stock and $9.35 per Class C share of common stock. The Registration Statement also covers the offering of up to $400,000,000 in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our distribution reinvestment and stock purchase plan (“DRIP”) at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. Our initial public offering is being made on a “best efforts” basis by Carey Financial, LLC (“Carey Financial”), our dealer manager and an affiliate of the advisor, and selected other dealers. The per share amount of distributions on shares of Class A common stock and Class C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will likely be lower than distributions on shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees (the “shareholder servicing fee”) (Note 3). We currently intend to sell shares in our initial public offering until May 7, 2015, unless we sell all of the shares sooner; however, our board of directors may decide to extend the offering for up to an additional 18 months.

On July 25, 2013, aggregate subscription proceeds exceeded the minimum offering amount of $2,000,000 and we began to admit stockholders. Through February 28, 2014, we have raised gross offering proceeds for our Class A common stock and Class C common stock of $429,292,268 and $38,987,346, respectively. The gross offering proceeds raised excludes reinvested distributions through the DRIP of $919,987 and $216,901 for our Class A common stock and Class C common stock, respectively. We intend to use substantially all of the net proceeds from the offering to acquire and operate income-producing commercial real-estate properties and other real estate related assets, primarily consisting of properties that are leased to single tenants on a long-term triple-net lease basis.

CPA®:18 – Global 2013 10-K – 3

On August 20, 2013, we acquired our first property. On December 18, 2013, we made our first foreign investment in which we acquired five properties located in Europe. At December 31, 2013, we owned nine properties, all of which were triple-net leased to three tenants and totaled 1,691,537 square feet.

Financial Information About Segments

We operate in one reportable segment, real estate ownership, with domestic and foreign investments. Refer to Note 11 for financial information about our segment and geographic concentrations.

Business Objectives and Strategy

Our investment objectives are to:

•	generate current income for our stockholders in the form of quarterly cash distributions;

•	realize attractive risk adjusted returns, meaning returns that are attractive in light of the risk involved generating the returns;

•	preserve and protect our stockholders’ investment in our company; and

•	achieve capital appreciation.

We cannot assure investors that we will achieve these investment objectives. We intend to consider alternatives for providing additional liquidity for our stockholders beginning after the seventh anniversary of the closing of our initial public offering.

We believe the competitive strengths of our investment strategy, which may contribute to achievement of the objectives noted above, include:

•
Sophisticated Risk Management — Each of our investments will undergo a review and approval process that has been in place since 1979, consisting of an in-depth fundamental credit analysis and asset valuation, and an independent investment committee review;

•
Reputation and Track Record — We believe that WPC’s reputation and track record of sourcing, underwriting and consummating investment opportunities, both directly and on behalf of us, as well as in managing similar companies through all phases of their life cycles, will benefit us as we seek to achieve our investment objectives;

•
Cash Flow Generation Focus — We intend to focus on investments that, when combined with our moderate leverage policy, should provide us with attractive levels of funds from operations and income over the long term;

•
Prudent Use of Leverage  — We will use leverage to enhance our potential returns, and will target a leverage strategy limited to the lesser of 75% of the total costs of our investments, or 300% of our net assets. We currently estimate that, on average, our portfolio will be approximately 50% leveraged; and

•
Disciplined Investment Approach —We intend to rely on our advisor’s and its investment committee’s expertise, developed over more than 40 years of investing, in identifying investments that it believes will provide us with attractive risk adjusted returns.

Our core investment strategy is to acquire, own, and manage a diversified portfolio of income producing commercial real estate properties, including the following:

•	commercial real estate properties leased to companies on a single tenant long-term net lease basis;

•
equity investments in real properties that are not long-term net leased to a single tenant and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties, properties subject to short-term net leases, and self-storage properties, among others;

•	mortgage loans secured by commercial real properties; and

•	equity and debt securities, loans and other assets related to entities that are engaged in real estate-related businesses, including real estate funds and other REITs.

We currently expect that, for the foreseeable future, at least a majority of our investments will be in commercial real estate properties leased to tenants under long-term triple-net leases. Although not part of our core investment strategy, we may make non-real estate related investments from time to time, subject to our intention to maintain our REIT qualification. We do not plan to make investments in sub-prime mortgages. We may engage in securitization transactions with respect to the mortgage loans we purchase. We expect to make investments both domestically and outside the U.S. Our advisor has made significant foreign investments on behalf of CPA®:16 – Global and CPA®:17 – Global in recent years because foreign markets have presented attractive opportunities relative to U.S. real estate markets, which have seen significant increases in price for commercial real estate investments. Our advisor will evaluate

CPA®:18 – Global 2013 10-K – 4

potential acquisitions on a case-by-case basis. We are unable to predict at this time what percentage of our assets may consist of other types of investments, if any.

We intend our portfolio to be diversified by property type, geography, tenant, and industry. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments, the industries in which our tenants or borrowers may conduct business or the percentage of our capital that we may invest in a particular asset type.

Target Investments

Commercial Real Estate Properties

In executing our investment strategy we intend to invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. Such properties may consist of office buildings, shopping malls, warehouse facilities, self-storage facilities, apartment buildings, and hotels and resorts, which we believe will retain their value and potentially increase in value for an extended period of time. We may make equity and debt investments.

We will utilize our advisor’s expertise in credit and real estate underwriting and its more than 40 years of experience in evaluating fixed income and real estate investment opportunities to analyze opportunities for us. Our advisor has over 25 professionals globally with experience in all phases of the investment process relating to long-term net leases and other real estate-related investments, including credit review, real estate underwriting, legal structuring and pricing.

Our advisor’s investment department, under the oversight of its Chief Investment Officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities. In analyzing potential investment opportunities, the advisor will review all aspects of a transaction, including the credit metrics and underlying real estate fundamentals of the investment to determine whether a potential acquisition satisfies our acquisition criteria.

Long-Term, Net Leased Assets

We intend to continue to acquire long-term, net leased assets through sale-leaseback transactions in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock. These leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally consider leases having a remaining term of seven years or more to be long-term leases, and those with a shorter term to be short-term leases. Sale-leasebacks may be in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to the company or its successor in interest (the lessee). Through our advisor, we actively seek such opportunities.

In analyzing potential investment opportunities, in addition to the items discussed above under Commercial Real Estate Properties, the advisor may also consider the following aspects specific to each net lease transaction:

Tenant/Borrower Evaluation — The advisor will evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history; and capital structure, as well as other factors that may be relevant to a particular investment. Our advisor will seek opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower is often a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor or the independent investment committee. Creditworthy does not mean “investment grade,” as defined by the credit rating agencies.

Properties Critical to Tenant/Borrower Operations — Our advisor will generally focus on properties that it believes are critical to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission critical lease or property in a bankruptcy proceeding.

CPA®:18 – Global 2013 10-K – 5

Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index, or CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.

Diversification — The advisor will attempt to diversify our portfolio to avoid dependence on any one particular property type, geographic location, investment size or investment risk and to generate risk adjusted returns. By diversifying our portfolio, the advisor reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

Transaction Provisions that Enhance and Protect Value — Our advisor will attempt to include provisions in its leases that require our consent to specified activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. Our advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity, security deposits, or through a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to obtain. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.

Other Equity Enhancements — Our advisor may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help us to achieve our goal of increasing investor returns.

Real Estate Related Assets

We believe there may be opportunities to purchase non-long-term, net leased real estate assets from companies and other owners due to our advisor’s significant presence in the corporate real estate marketplace. These assets may differ significantly in character from long-term net leased real estate assets: short-term net leases, vacant property, land, multi-tenanted property, non-commercial property, property leased to non-related tenants, etc. However, we believe we may find attractive opportunities to make investments in these assets as they may either be part of a larger sale-leaseback transaction, an existing relationship with the owner or from some other source where our market presence and reputation may give us an advantage over certain other investors.

Transactions with Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including the other Managed REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly-owned entities, direct purchases of assets, mergers or another type of transaction. Joint ventures with affiliates of WPC are permitted only if:

•
a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us; and

•	the affiliate makes its investment on substantially the same terms and conditions as us.

Investment Decisions

Before an investment is made, the transaction is reviewed by our advisor’s independent investment committee. The independent investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. Our advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, our advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee.

CPA®:18 – Global 2013 10-K – 6

The investment committee has developed policies that permit some investments to be made without committee approval. Under current policy, certain investments may be approved by either the Chairman of the investment committee or the Chief Investment Officer. Additional such delegations may be made in the future, at the discretion of the investment committee.

Our Portfolio

At December 31, 2013, our portfolio was comprised of our full or partial ownership interests in nine fully-occupied properties, all of which were triple-net leased to three tenants, and totaled approximately 1,691,537 square feet. Our net lease portfolio had the following property and lease characteristics:

Lessee (Guarantor)	Acquisition Date	Ownership Interest	Annualized Contractual Minimum Base Rent (a)	Square Feet	Property Location(s)	Property Type	Tenant Industry (b)	Date of Lease Expiration
State Farm Mutual Automobile Company	8/20/13	50%	$6,957,924	479,411	Austin, TX	Office	Insurance	8/31/28
Konzum d.d. (Agrokor d.d. or “Agrokor”)	12/18/13	80%	7,744,500	564,577	Split, Zadar, Zagreb (3), Croatia	Retail	Grocery	12/31/33
Century Tube, LLC, Carter Fuel Systems, LLC, AVM Industries, LLC (Crowne Group Inc. or “Crowne Group”)	12/30/13	100%	1,993,614	647,549	Logansport, IN, Madison, IN, Marion, SC	Industrial	Automobile	1/31/39
			$16,696,038	1,691,537
__________

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2013.

(b)	Based on the Moody’s Investors Service (“Moody’s”) classification system and information provided by the tenant.

Subsequent to December 31, 2013, we purchased six additional properties. Four of the properties are single-tenant net-lease properties that we acquired for approximately $187,481,000. The other two properties are self-storage properties that we acquired for approximately $24,445,000 in the aggregate (Note 13).

Asset Management

Our advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations and arranging for and negotiating sales of assets. With respect to our net lease investments, asset management functions include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets and utilizing knowledge of the bankruptcy process.

The advisor monitors compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. The advisor reviews financial statements of our tenants and undertakes physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry. Our advisor will also monitor our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”

Our board of directors has authorized our advisor to retain one or more subadvisors with expertise in our target asset classes to assist our advisor with investment decisions and asset management. If our advisor retains any subadvisor, our advisor will pay the subadvisor a portion of the fees that it receives from us.

Holding Period

We generally intend to hold our investments in real property for an extended period depending on the type of investment. We may dispose of other types of investments, such as investments in securities, more frequently. However, circumstances might arise which

CPA®:18 – Global 2013 10-K – 7

could result in the early sale of some assets. An asset may be sold before the end of the expected holding period if in our judgment or in the judgment of our advisor, the sale of the asset is in the best interest of our stockholders.

We will consider the following relevant factors, among others, in making the determination of whether a particular asset should be sold or otherwise disposed of:

•	the prevailing economic conditions;

•	achieving maximum capital appreciation for our stockholders; and

•	avoiding increases in risk.

We intend to consider alternatives for providing liquidity to our stockholders beginning after the seventh anniversary of the closing of our initial public offering. A liquidity event could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion in an automated quotation system, a merger (which may include a merger with one or more of the other Managed REITS, WPC or its affiliates) or another transaction approved by our board of directors.

Market conditions and other factors could cause us to delay the consideration or a commencement of a liquidity event. We are under no obligation to conclude a liquidity event within a set time. While we are considering liquidity alternatives, we may choose to limit the making of new investments unless our board of directors, including a majority of our independent directors, determines that, in light of our expected life at that time, it is in our stockholders’ interests for us to make new investments.

Competition

In raising funds for investment, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds. This competition, as well as any change in the attractiveness to investors of an investment in the types of assets held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments. We face competition for the acquisition of commercial properties and real estate-related assets from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our advisor’s evaluation of the acceptability of rates of return on our behalf will be affected by our relative cost of capital. Thus, to the extent our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.

We may compete for investment opportunities with WPC, other Managed REITs and entities that may in the future be managed by the advisor. Our advisor has undertaken in the advisory agreement to use its best efforts to present investment opportunities to us and to provide us with a continuing and suitable investment program. The advisor follows allocation guidelines set forth in the advisory agreement when allocating investments among us, WPC, the other Managed REITs and entities that our advisor may manage in the future. Each quarter, our independent directors review the allocations made by the advisor during the most recently-completed quarter. Compliance with the allocation guidelines is one of the factors that our independent directors expect to consider when considering whether to renew the advisory agreement each year.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We will generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a portion of our currency risk on international investments. We, through the subsidiaries we form to make investments, generally will seek to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing may allow us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries that is secured only by the assets to which such indebtedness relates without recourse to the borrower or any of its subsidiaries, other than in case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation. Since non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only take back the asset securing the debt, which protects our other assets. In some cases, particularly with respect to non-U.S. investments, the lenders may require that they have recourse to other assets owned by a subsidiary borrower, in addition to the asset securing the debt. Such recourse generally would not extend to assets of our other subsidiaries. Lenders typically seek to include in the terms of a loan change of control provisions making the termination or replacement of WPC as our advisor, or

CPA®:18 – Global 2013 10-K – 8

the dissolution of the advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate to not include such provisions, lenders may require them.

We currently estimate that we will borrow, on average, up to 50% of the purchase price of our properties; however, there is no limitation on the amount we may borrow against any single property. Our aggregate borrowings, secured and unsecured, will be reasonable in relation to our net assets and will be reviewed by our board of directors at least quarterly. Aggregate borrowings as of the time that the net proceeds of the offering have been fully invested and at the time of each subsequent borrowing may not exceed on average the lesser of 75% of the total costs of all investments, or 300% of our net assets, unless the excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.

It is expected that, by operating on a leveraged basis, we will have more funds available and, therefore, will make more investments and be in a better position to improve the returns to our stockholders than would otherwise be possible without such leverage. This is expected to result in a more diversified portfolio. Our advisor will use its best efforts to obtain financing on the most favorable terms available to us.

Our charter currently provides that we will not borrow funds from our directors, WPC, our advisor or any of their respective affiliates unless the transaction is approved by a majority of our directors, including a majority of the independent directors, who are not interested in the transaction as being fair, competitive and commercially reasonable and not less favorable than those prevailing for loans between unaffiliated third parties under the same circumstances.

Environmental Matters

We have invested or expect to invest, in properties currently or historically used as industrial, manufacturing and commercial properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.

Employees

We have no direct employees. At December 31, 2013, the advisor employed 251 individuals who are available to perform services for us under our agreement with the advisor (Note 3). The employees of the advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Geographic Areas

See Note 11 for financial information pertaining to our geographic operations.

Available Information

All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa18global.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference

CPA®:18 – Global 2013 10-K – 9

Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC. We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC.

Item 1A. Risk Factors.

Our business, results of operations, financial condition and ability to pay distributions at the current rate could be materially adversely affected by various risks and uncertainties, including the conditions below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

We are newly formed and have limited operating history; therefore, there is no assurance that we will be able to achieve our investment objectives.

We are newly formed and have limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described in this Report and that the value of your investment could decline substantially. Our financial condition and results of operations will depend on many factors, including the availability of opportunities for the acquisition of assets, readily accessible short and long-term financing, conditions in the financial markets, economic conditions generally, and the performance of our advisor. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to stockholders.

The offering prices for shares being offered in our initial public offering and through our DRIP were arbitrarily determined by our board of directors and may not be indicative of the prices at which the shares would trade if they were listed on an exchange or were actively traded by brokers.

The offering prices of the shares being offered in our initial public offering and through our DRIP were arbitrarily determined by our board of directors in the exercise of its business judgment. These prices may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a stockholder would receive if we were liquidated or dissolved or of the value of our portfolio at the time you purchase shares.

A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.

We have not yet identified all of the assets to be purchased with the proceeds of the initial public offering and our DRIP; therefore, there could be a substantial delay between the time stockholders invest in our shares and the time substantially all the proceeds are invested by us. We currently expect that, if the entire offering is subscribed for, it may take up to two years after commencement of the offering or one year after the termination of the initial public offering, if later, until our capital is substantially invested. Pending investment, the balance of the proceeds of the initial public offering will be invested in permitted temporary investments, which include short term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to stockholders, has been extremely low in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of the initial public offering could adversely affect our ability to pay distributions to our stockholders and adversely affect their total return. If we fail to timely invest the net proceeds of this offering or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected.

We may be unable to pay or maintain cash distributions or increase distributions over time.

The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties as offering proceeds become available, rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to you and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status.

CPA®:18 – Global 2013 10-K – 10

Before we substantially invest the net proceeds of our initial public offering, our distributions are likely to exceed our funds from operations (“FFO”) and may be paid from offering proceeds, borrowings and other sources, without limitation.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by our FFO. However, before we substantially invest the net proceeds of our initial public offering, our distributions may exceed our FFO. As such, we have funded, and we may in the future continue to fund our cash distributions, in whole or in part, using net proceeds from the initial public offering, borrowings and other sources, without limitation. Through December 31, 2013, 91% of our distributions have been funded with offering proceeds. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to sell properties or other assets, incur indebtedness or use offering proceeds if necessary to satisfy the REIT requirement that we distribute at least 90% of our REIT net taxable income, excluding net capital gains, and to avoid the payment of federal income tax. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and, therefore, reduce stockholders’ overall return. These risks will be greater for persons who acquire our shares relatively early in this offering, before a significant portion of the offering proceeds have been invested.

Because we have paid, and may continue to pay, distributions from sources other than our FFO, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

Our charter permits us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions has exceeded, and may in the future continue to exceed our FFO, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, or (iv) issue shares of common stock to our directors or to WPC and its affiliates for payment of fees in lieu of cash, then existing stockholders and investors purchasing shares in the initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share, which may be less than the price paid per share in this offering, and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

We may not be able to raise sufficient funds in our initial public offering to make investments that will enable us to achieve our portfolio diversification or other objectives.

Our initial public offering is on a “best efforts” basis, which means Carey Financial, our dealer manager, and the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligations to purchase any of the shares. As a general matter, at any point during the offering of our shares of common stock, there can be no assurance that more shares of common stock will be sold than have already been sold.

We are not required to meet any diversification standards, and our ability to diversify our investments, both geographically and by type of assets purchased, will be limited by the amount of funds at our disposal. The investment of a smaller sum of money will likely result in the acquisition of fewer assets and, accordingly, less diversification of our investment portfolio than the investment of a larger sum in a greater number of assets. The amount we have to invest will depend on the amount to be raised in our initial public offering and through our DRIP and the amount of money we are able to borrow. Lack of diversification will increase the potential adverse effect on us of any under-performing investments.

Our board of directors may change our investment policies without stockholder approval, which could materially adversely affect our ability to achieve our investment objectives.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a

CPA®:18 – Global 2013 10-K – 11

majority of the independent directors), without the approval of our stockholders. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and therefore are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that normally are applicable to public companies. For so long as we remain an emerging growth company, we will not be required to (i) comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (ii) submit certain executive compensation matters to stockholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions of Section 14A(a) of the Exchange Act (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions of Section 14A(b) of the Exchange Act (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations), (iii) disclose more than two years of audited financial statements in a registration statement filed with the SEC, (iv) disclose selected financial data pursuant to the rules and regulations of the Securities Act (requiring selected financial data for the past five years or for the life of the issuer, if less than five years) in our periodic reports filed with the SEC for any period prior to the earliest audited period presented in this registration statement, and (v) disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We have not yet made a decision whether to take advantage of any of or all such exemptions. If we decide to take advantage of any of these exemptions, some investors may find our shares of common stock a less attractive investment as a result.

Additionally, under Section 107 of the JOBS Act, an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and therefore will comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. This election is irrevocable.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates equals or exceeds $700,000,000 after we have been publicly reporting for at least 12 months and have filed at least one annual report on Form 10-K with the SEC.

Our success will be dependent on the performance of our advisor, but the past performance of other programs managed by our advisor may not be indicative of success.

Our ability to achieve our investment objectives and to pay distributions will be largely dependent upon the performance of our advisor in the selection and acquisition of investments, the determination of any financing arrangements, and the management of our assets. The advisory agreement currently in effect is scheduled to expire on September 30, 2014 and may be renewed at our option upon expiration.

The past performance of partnerships and CPA® REITs managed by our advisor may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.

We may invest in assets outside our advisor’s core expertise and incur losses as a result.

We are not restricted in the types of investments we may make, and we may invest in assets outside our advisor’s core expertise of long-term net leased properties. Our advisor may not be as familiar with the potential risks of investments outside net leased properties. If we invest in assets outside our advisor’s core expertise, the fact that our advisor does not have the same level of experience in evaluating investments outside its core business could result in such investments performing more poorly than long-term net-lease investments, which in turn could adversely affect our revenues, estimated net asset values (“NAV”), and distributions to our stockholders.

CPA®:18 – Global 2013 10-K – 12

WPC and our dealer manager are parties to a settlement agreement with the SEC and are subject to a federal court injunction as well as a consent order with the Maryland Division of Securities.

In 2008, WPC and Carey Financial settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs other than us during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

The settlement is not binding on other regulatory authorities, including the Financial Industry Regulatory Authority (“FINRA”) which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise.

In 2012, Corporate Property Associates 15 Incorporated (“CPA®:15”), WPC and Carey Financial (the “Parties”) settled all matters relating to an investigation by the state of Maryland regarding the sale of unregistered securities of CPA®:15 in 2002 and 2003. Under the consent order, the Parties agreed, without admitting or denying liability, to cease and desist from any further violations of selling unregistered securities in Maryland. Contemporaneous with the issuance of the consent order, the Parties paid to the Maryland Division of Securities a civil penalty of $10,000.

Additional regulatory action, litigation or governmental proceedings could adversely affect us by, among other things, distracting WPC and Carey Financial from their duties to us, resulting in significant monetary damages to WPC and Carey Financial which could adversely affect their ability to perform services for us, or resulting in injunctions or other restrictions on WPC’s or Carey Financial’s ability to act as our advisor and dealer manager, respectively, in the U.S. or in one or more states.

Exercising our right to repurchase all or a portion of CPA®:18 Holdings’ special general partner interest in our Operating Partnership upon certain termination events could be prohibitively expensive and could deter us from terminating the advisory agreement.

The termination of Carey Asset Management as our advisor, including by non-renewal of the advisory agreement, and replacement with an entity that is not an affiliate of Carey Asset Management or the resignation of our advisor for good reason, all after two years from the start of operations of our Operating Partnership, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of CPA®:18 Holdings’ special general partner interest in our Operating Partnership at the fair market value of that interest on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive, could require the Operating Partnership to have to sell assets to raise sufficient funds to complete the repurchase and could discourage or deter us from terminating the advisory agreement. Alternatively, if our Operating Partnership does not exercise its repurchase right and CPA®:18 Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our advisor while CPA®:18 Holdings owns a significant interest in the Operating Partnership. If we do find another entity to act as our advisor, we may be subject to higher fees than the fees charged by Carey Asset Management.

The repurchase of CPA®:18 Holdings’ special general partner interest in our Operating Partnership upon the termination of Carey Asset Management as our advisor may discourage certain business combination transactions.

In the event of a merger in which our advisory agreement is terminated and Carey Asset Management is not replaced by an affiliate of Carey Asset Management as our advisor, the Operating Partnership must either repurchase all or a portion of CPA®:18 Holdings’ special general partner interest in our Operating Partnership or obtain the consent of CPA®:18 Holdings to the merger. This obligation may deter a transaction that could result in a merger in which we are not the surviving entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor attempted to acquire us through a merger.

CPA®:18 – Global 2013 10-K – 13

The termination or replacement of our advisor could trigger a default or repayment event under our financing arrangements for some of our assets.

Lenders for certain of our assets may request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as our advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. If an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.

Payment of fees to our advisor, and distributions to our special general partner, will reduce cash available for investment and distribution.

Our advisor will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. Unless our advisor elects to receive our common stock in lieu of cash compensation, we will pay our advisor substantial cash fees for these services. In addition, our special general partner is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

Our advisor and its affiliates are subject to conflicts of interest.

Our advisor manages our business and selects our investments. Our advisor and its affiliates have conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our advisor and its affiliates include:

•
the receipt of compensation by our advisor for acquisitions of investments, leases, sales and financing for us, which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and our advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;

•
acquisitions of single assets or portfolios of assets from affiliates, including another CPA® REIT, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•
competition with WPC and entities managed by it for investment acquisitions. All such conflicts of interest will be resolved by our advisor. Decisions as to the allocation of investment opportunities present conflicts of interest, which may not be resolved in the manner that is most favorable to our interests;

•
a decision by our advisor (on our behalf) of whether to hold or sell an asset. This decision could impact the timing and amount of fees payable to our advisor as well as allocations and distributions payable to CPA®:18 Holdings pursuant to its special general partner interests. On the one hand, our advisor receives asset management fees and may decide not to sell an asset. On the other hand, CPA®:18 Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest;

•	business combination transactions, including mergers, with WPC or another CPA® REIT;

•	decisions regarding liquidity events, which may entitle our advisor and its affiliates to receive additional fees and distributions in respect of the liquidations;

•
a recommendation by our advisor that we declare distributions at a particular rate because our advisor and CPA®:18 Holdings may begin collecting subordinated fees once the applicable preferred return rate has been met;

•
disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from sale, exchange or other disposition of assets cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset; and

•	the termination of the advisory agreement and other agreements with our advisor and its affiliates.

We delegate our management functions to our advisor.

We delegate our management functions to our advisor, for which it earns fees pursuant to an advisory agreement. Although at least a majority of our board of directors must be independent, because the advisor earns fees from us and has an ownership interest in us, we have limited independence from the advisor.

We face competition from affiliates of our advisor in the purchase, sale, lease and operation of properties.

WPC and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds, such as CPA®:17 – Global and, to a lesser extent, CWI, that invest in real estate. WPC and CPA®:17 – Global have investment policies and return

CPA®:18 – Global 2013 10-K – 14

objectives that are similar to ours and they and CWI will be seeking opportunities to invest capital. Therefore, WPC and its affiliates, CPA®:17 – Global and future entities advised by WPC may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We do not have a non-competition agreement with WPC, CPA®:17 – Global or CWI and there are no restrictions on WPC’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future. Some of the entities formed and managed by WPC may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.

Our advisor may hire subadvisors in areas where our advisor is seeking additional expertise. Stockholders will not be able to review these subadvisors, and our advisor may not have sufficient expertise to monitor the subadvisors.

Our advisor has the right to appoint one or more subadvisors with expertise in our target asset classes to assist our advisor with investment decisions and asset management. We do not have control over which subadvisors our advisor may choose and our advisor may not have the necessary expertise to effectively monitor the subadvisors’ investment decisions.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions performed for us by our advisor by, among other methods, acquiring our advisor’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. There is also no assurance that the key employees of the advisor who perform services for us would elect to work directly for us, instead of remaining with the advisor or another affiliate of WPC. An acquisition of our advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and FFO per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates. Internalization transactions, including without limitation transactions involving the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

We could be adversely affected if our advisor completed an internalization with another CPA® REIT.

If WPC were to sell or otherwise transfer its advisory business to another CPA® REIT, we could be adversely affected because the advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions and other matters that are more favorable to its CPA® REIT owner than to us. If we terminate the advisory agreement and repurchase the special general partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial and we may have difficulty finding a replacement advisor that would perform at a level at least as high as that of our advisor.

We intend to invest primarily in commercial real estate related assets; therefore, our results will be affected by factors that affect the commercial real estate industry, including volatility in economic conditions and fluctuations in interest rates.

Our operating results will be subject to risks generally incident to the ownership of commercial real estate, including:

•	volatility in general economic conditions;

•	changes in supply of or demand for similar or competing properties in a geographic area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our commercial real estate properties.

CPA®:18 – Global 2013 10-K – 15

We may have difficulty selling or re-leasing our properties, and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments generally have less liquidity compared to other financial assets and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell properties without adversely affecting returns to our stockholders.

Adverse changes in general economic conditions can adversely affect our business.

Our success is dependent upon economic conditions in the U.S. generally, and in the geographic areas internationally in which our investments are located. Adverse changes in national economic conditions or in the economic conditions of the international regions in which we conduct substantial business likely would have an adverse effect on real estate values and, accordingly, our financial performance, and our ability to pay distributions.

We may incur material losses on some of our investments.

Our objective is to generate attractive risk adjusted returns, which means that we will take on risk in order to achieve higher returns. We expect that we may incur losses on some of our investments. Some of those losses could be material.

We may recognize substantial impairment charges on our properties.

We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing or extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our stockholders to be reduced.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (collectively with the FASB the “Boards”) issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. In May 2013, the Boards issued a revised exposure draft for public comment and the comment period ended in September 2013. In January 2014 the Boards began their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received. As of the date of this Report, the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect both our and the accounting for leases as well as that of our tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be

CPA®:18 – Global 2013 10-K – 16

capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

Our participation in joint ventures creates additional risk.

From time to time we may participate in joint ventures and purchase assets jointly with the other CPA® REITs and/or WPC and other entities managed by it and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

Our operations could be restricted if we become subject to the Investment Company Act and your investment return, if any, may be reduced if we are required to register as an investment company under the Investment Company Act.

A person will generally be deemed to be an ‘‘investment company’’ for purposes of the Investment Company Act if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the ‘‘40% test.’’

We believe that we are engaged primarily in the business of acquiring and owning interests in real estate. We hold ourselves out as a real estate firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are, or following this offering will be, an investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Excepted from the term ‘‘investment securities’’ for purposes of the 40% test described above are securities issued by majority- owned subsidiaries, such as our operating partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Our operating partnership relies upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities ‘‘primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.’’ This exemption generally requires that at least 55% of the operating partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate- related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exemption, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement

CPA®:18 – Global 2013 10-K – 17

because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Because the operating partnership relies on the exemption from investment company registration provided by Section 3(c)(5)(C), and the operating partnership is a majority owned subsidiary of us, our interests in the operating partnership will not constitute investment securities for purposes of the 40% test. Our interests in the operating partnership is our only material asset; therefore, we believe that we will satisfy the 40% test.

We may use derivative financial instruments to hedge against interest rate and currency fluctuations, which could reduce the overall returns on your investment.

We may use derivative financial instruments to hedge exposures to changes in interest rates and currency rates. These instruments involve risk, such as the risk that counterparties may fail to perform under the terms of the derivative contract or that such arrangements may not be effective in reducing our exposure to interest rate changes. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.

Because we invest in properties located outside the U.S., we are exposed to additional risks.

We have invested in and may continue to invest in properties located outside the U.S. At December 31, 2013, our directly-owned real estate properties located outside of the U.S. represented 46.4% of current annualized contractual minimum base rent. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:

•	changing governmental rules and policies;

•
enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	expropriation of investments;

•	legal systems under which our ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

•
difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including tax requirements and land use, zoning, and environmental laws, as well as changes in such laws;

•	adverse market conditions caused by changes in national or local economic or political conditions;

•	tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates and other operating expenses in particular countries;

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws; and

•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

In addition, the lack of publicly available information in certain jurisdictions in accordance with accounting principles generally accepted in the U.S. (“GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Our advisor’s expertise to date is primarily in the U.S., Europe, and Asia and has less experience in other international markets. Our advisor may not be as familiar with the potential risks to our investments outside the U.S., Europe, and Asia and we could incur losses as a result.

Also, we may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Moreover, we are subject to changes in foreign exchange rates due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal foreign currency exposures are to the euro. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will

CPA®:18 – Global 2013 10-K – 18

be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.

Our success is materially dependent upon the financial stability of our tenants.

Each of our commercial real estate properties are occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of these tenants. Revenues from three of our tenants/guarantors constitute all of our lease revenues. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distributions to our stockholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and require us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. A failure by any of our tenants to meet their obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our stockholders.

Highly leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.

Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced and could cause us to reduce distributions to stockholders.

We will incur debt to finance our operations, which may subject us to an increased risk of loss.

We will incur debt to finance our operations. The leverage we employ will vary depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Debt service payments will reduce the net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Our charter or bylaws do not restrict the form of indebtedness we may incur.

The credit profiles of our tenants may create a higher risk of lease defaults and therefore lower revenues.

Generally, no credit rating agencies evaluate or rank the debt or the credit risk of many of our tenants, as we seek tenants that we believe will have stable or improving credit profiles that have not been recognized by the traditional credit market. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants whose credit is rated highly by a rating agency.

We may incur costs to finish build-to-suit properties.

We may acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may among other things, cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant will bear these risks. However, in other instances we may be required to bear these risks, which means that we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.

CPA®:18 – Global 2013 10-K – 19

A decrease in demand for self-storage space would likely have an adverse effect on our revenues from operating real estate.

A decrease in the demand for self-storage space would have an adverse effect on our revenues from our operating real estate. Demand for self-storage space has been and could be adversely affected by ongoing weakness in the national, regional and local economies, changes in supply of, or demand for, similar or competing self-storage facilities in an area and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenue.

We are subject, in part, to the risks of real estate ownership, which could reduce the value of our properties.

Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

Potential liability for environmental matters could adversely affect our financial condition.

We expect to invest in real properties historically used for industrial, manufacturing, and commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:

•
responsibility and liability for the costs of investigation, removal or remediation of hazardous or toxic substances released on or from our real property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;

•	liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances;

•
liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and

•	responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.

Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.

CPA®:18 – Global 2013 10-K – 20

We face active competition for the funds we raise and the investments we make.

In raising funds for investment, we face active competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds. This competition, as well as any change in the attractiveness to investors of an investment in the types of assets held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments. We face active competition for the acquisition of commercial properties and real estate-related assets from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our advisor’s evaluation of the acceptability of rates of return on our behalf will be affected by our relative cost of capital. Also, to the extent our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.

Valuations that we obtain may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.

The valuations that we obtain on our properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.

The mortgage loans in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by the risks particular to real property described above, as well as, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or rental or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

In the event of any default under a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives, including, without limitation, diversification of our commercial real estate properties portfolio by property type and location, moderate financial leverage, low to moderate operating risk and an attractive level of current income. In the event of the bankruptcy of a mortgage loan borrower (or any tenant under a financing lease or a net lease that is recharacterized as a mortgage loan), the mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

We may acquire or originate certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody’s, ratings lower than Baa3, and for Standard & Poor’s Rating Services, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these loans we may originate or acquire have a higher risk of default and loss than

CPA®:18 – Global 2013 10-K – 21

conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

Our investments in debt securities are subject to specific risks relating to the particular issuer of securities and to the general risks of investing in subordinated real estate securities.

Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Report. Our investments in debt are subject to the risks described above with respect to mortgage loans and mortgage-backed securities and similar risks, including:

•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of and net income from real property;

•	risks generally incident to interests in real property; and

•	risk that may be presented by the type and use of a particular commercial property.

Debt securities are generally unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, investment in debt securities are also subject to risks of:

•	limited liquidity in the secondary trading market;

•	substantial market price volatility resulting from changes in prevailing interest rates;

•	subordination to the prior claims of banks and other senior lenders to the issuer;

•
the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets;

•	the possibility that earnings of the debt security issuer may be insufficient to meet its debt service; and

•	the declining creditworthiness and potential for insolvency of the issuer of such debt securities during periods of rising interest rates and economic downturn.

The risks may adversely affect the value of outstanding debt securities and the ability of the issuers thereof to repay principal and interest.

Investments in loans collateralized by non-real estate assets create additional risk and may adversely affect our REIT qualification.

We may invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures) and/or personal property, on which another lender may hold a first priority lien. If a default occurs, the value of the collateral may not be sufficient to repay all of the lenders that have an interest in the collateral. Our rights in bankruptcy will be different for these loans than typical net lease transactions. To the extent that loans are collateralized by personal property only, or to the extent the value of the real estate collateral is less than the aggregate amount of our loans and equal or higher-priority loans secured by the real estate collateral, that portion of the loan will not be considered a “real estate asset” for purposes of the 75% REIT asset test. Also, income from that portion of such a loan will not qualify under the 75% REIT income test for REIT qualification.

Investments in securities of REITs, real estate operating companies and companies with significant real estate assets will expose us to many of the same general risks associated with direct real property ownership.

Investments we may make in other REITs, real estate operating companies and companies with significant real estate assets, directly or indirectly through other real estate funds, will be subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying property owned by such REITs, while mortgage REITs may be affected by the quality of any credit extended. Since REIT investments, however, are securities, they also may be exposed to market risk and price volatility due to changes in financial market conditions and changes as discussed below.

The value of the equity securities of companies engaged in real estate activities that we may invest in may be volatile and may decline.

The value of equity securities of companies engaged in real estate activities, including those of REITs, fluctuates in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and

CPA®:18 – Global 2013 10-K – 22

they can affect a single issuer, multiple issuers within an industry or economic sector or geographic region or the market as a whole. These fluctuations in value could result in significant gains or losses being reported in our financial statements because we will be required to mark such investments to market periodically.

The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be adversely affected by changes in real estate values and rental income, property taxes, interest rates, and tax and regulatory requirements. In addition, the value of a REIT’s equity securities can depend on the structure and amount of cash flow generated by the REIT. It is possible that our investments in securities may decline in value even though the obligor on the securities is not in default of its obligations to us.

We are not required to complete a liquidity event by a specified date. The lack of an active public trading market for our shares combined with the limit on the number of our shares a person may own may discourage a takeover and make it difficult for stockholders to sell shares quickly.

There is no active public trading market for our shares, and we do not expect there ever will be one. Moreover, we are not required to complete a liquidity event by a specified date. Our charter also prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is more restrictive, of our outstanding shares of common stock, unless exempted by our board of directors, to assist us in meeting the REIT qualification rules, among other things. This limit on the number of our shares a person may own may discourage a change of control of us and may inhibit individuals or large investors from desiring to purchase your shares by making a tender offer for your shares through offers financially attractive to you. Moreover, you should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan, without giving you advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed five percent of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. As a result, our shares should be purchased as a long-term investment only.

Failing to qualify as a REIT would adversely affect our operations and ability to make distributions.

If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Qualification as a REIT involves the application of highly technical and complex provisions under the Internal Revenue Code for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our stockholders aggregating annually at least 90% of our REIT net taxable income, excluding net capital gains. Because we intend to make investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains may or may not be taken into account for purposes of the REIT income requirements. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

The Internal Revenue Service (“IRS”) may treat sale-leaseback transactions as loans, which could jeopardize our REIT qualification.

The IRS may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.

CPA®:18 – Global 2013 10-K – 23

Distributions payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their distributed net income.

The maximum U.S. federal income tax rate for distributions payable by domestic corporations to taxable U.S. stockholders (as such term is defined under “United States Federal Income Tax Considerations” below) is 20% under current law. Distributions payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to distributions paid by a taxable REIT subsidiary (“TRS”) or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their distributed net income. As a result, the more favorable rates applicable to regular corporate distributions could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate distributions, which could negatively affect the value of our properties.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We have received a private letter ruling from the IRS concluding that the differences in the dividends distributed to holders of Class A shares and holders of Class C shares due to the class-specific fee allocations, as described in the ruling, will not cause such dividends to be preferential dividends. We may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences.

Our board of directors may revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

Conflicts of interest may arise between holders of our common stock and holders of partnership interests in our Operating Partnership.

Our directors and officers have duties to us and to our stockholders under Maryland law in connection with their management of us. At the same time, we as general partner have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to us and our stockholders.

Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, employees and designees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents, employees or designees, as the case may be, acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, agents, employees and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that:

CPA®:18 – Global 2013 10-K – 24

(1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (2) the indemnified party actually received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Maryland law could restrict changes in control, which could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest.

Provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding voting stock, referred to as an interested stockholder;

•
an affiliate or associate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding stock, also referred to as an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock and two-thirds of the votes entitled to be cast by holders of our voting stock other than voting stock held by the interested stockholder or by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors may classify or reclassify any unissued stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

CPA®:18 – Global 2013 10-K – 25

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located in the offices of the advisor at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has its primary international investment offices located in London and Amsterdam. The advisor also has office space domestically in Dallas, Texas and internationally in Hong Kong and Shanghai. The advisor leases all of these offices and believes these leases are suitable for our operations for the foreseeable future.

See Item 1, Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

At December 31, 2013, we were not involved in any material litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA®:18 – Global 2013 10-K – 26

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 28, 2014, there were 11,066 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions per share declared by us for the past year, which are calculated and paid based on a daily rate, are as follows:

	Year Ended December 31, 2013
	Class A	Class C
First quarter	$—	$—
Second quarter	—	—
Third quarter (a)	0.1155	0.0982
Fourth quarter	0.1562	0.1329
	$0.2717	$0.2311
___________

(a)	On July 25, 2013, the aggregate subscription proceeds for our Class A and Class C common stock exceeded the minimum offering amount of $2,000,000 and we began to admit stockholders.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2013, we issued 7,068 shares of our Class A common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which is the price at which shares of our Class A common stock are being sold in our initial public offering. Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q.

CPA®:18 – Global 2013 10-K – 27

Use of Offering Proceeds

On May 7, 2013, our Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC. The cumulative use of proceeds from our initial public offering was as follows as of December 31, 2013:

	Common Stock
	Class A	Class C	Total
Shares registered (a)	80,000,000	21,390,374	101,390,374
Aggregate price of offering amount registered (a)	$800,000,000	$200,000,000	$1,000,000,000
Shares sold (b)	21,225,440	2,746,232	23,971,672
Aggregated offering price of amount sold	$211,630,152	$25,677,271	$237,307,423
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(15,355,224)	(523,604)	(15,878,828)
Direct or indirect payments to others	(6,965,823)	(583,589)	(7,549,412)
Net offering proceeds to the issuer after deducting expenses	$189,309,105	$24,570,078	213,879,183
Purchases of real estate, net of financing and noncontrolling interest			(101,725,815)
Cash distributions paid to stockholders			(115,180)
Working capital			(2,891,461)
Acquisition costs			(85,874)
Temporary investments in cash and cash equivalents			$109,060,853
__________

(a)	These amounts are based on the assumption that the shares to be sold in our initial public offering will be composed of 80% of Class A common stock and 20% of Class C common stock.

(b)	Excludes shares issued to affiliates.

Issuer Purchases of Equity Securities

For the three months ended December 31, 2013, we did not receive any requests to redeem shares of our Class A or Class C common stock, pursuant to our redemption plan.

CPA®:18 – Global 2013 10-K – 28

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8.

As of and for the Year Ended December 31, 2013
Operating Data (a)
Total revenues	$3,291,675
Net loss	(240,674)
Net income attributable to noncontrolling interests	(390,149)
Net loss attributable to CPA®:18 – Global shareholders	(630,823)

Net loss per share:
Net loss attributable to CPA®:18 – Global Class A	(0.18)
Net loss attributable to CPA®:18 – Global Class C	(0.27)

Distributions declared to CPA®:18 – Global Class A	0.2717
Distributions declared to CPA®:18 – Global Class C	0.2311

Balance Sheet Data
Total assets	355,669,740
Net investments in real estate	171,664,495
Non-recourse debt	85,060,177

Other Information
Net cash provided by operating activities	2,262,216
Cash distributions paid	115,180
___________

(a)
For the period from the date of inception through December 31, 2012, we had no significant assets, cash flows, or results of operations, and accordingly periods prior to January 1, 2013 are not presented.

CPA®:18 – Global 2013 10-K – 29

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results.

Business Overview

We were formed in September 2012, and we intend to qualify as a REIT for the taxable year ending December 31, 2013. On May 7, 2013, our Registration Statement was declared effective by the SEC, and we commenced our principal operations on July 25, 2013, when aggregate subscription proceeds exceeded the minimum offering amount of $2,000,000 and we began to admit stockholders. This Registration Statement relates to our initial public offering, which is being made on a “best efforts” basis by our dealer manager and selected other dealers, and covers up to $1.0 billion of common stock, in any combination of Class A common stock and Class C common stock at a price of $10.00 per share of Class A common stock and $9.35 per share of Class C common stock. The Registration Statement also covers the offering of up to $400,000,000 in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our DRIP at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock.

We have no paid employees and are externally advised and managed by our advisor. We intend to use substantially all of the net proceeds from our offering to invest primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the U.S. We currently expect that, for the foreseeable future, at least a majority of our investments will be in commercial real estate properties leased to single tenants on a long-term triple-net lease basis.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We acquired our first investment on August 20, 2013, and as of December 31, 2013, we owned nine properties occupied by three tenants with a weighted-average remaining lease term of 19.3 years.

2013 Economic Overview

In 2013, the economic recovery in the U.S. continued. While unemployment remained relatively high, the general business environment, the lending markets and the housing sector all improved. The CPI, which generally reflects changes in economic growth and inflation, increased 1.5% during 2013. This is a change from the negative growth, or recessionary conditions, experienced in 2009 and 2010. The slow but steady improvement in the economy caused the Federal Reserve to consider altering its current monetary policy and to slow or taper its acquisition of Treasury and other debt securities in anticipation of better economic conditions in coming quarters. This announcement in May 2013 resulted in a sharp increase in longer term interest rates, which in turn caused interest rate sensitive stocks, such as REITs, to decline. Despite this increase, both short- and long-term interest rates remain historically low. Commercial property yields, or capitalization rates, which typically react more slowly and tend to lag changes in interest rates, remained fairly steady throughout the course of the year. Competition for net-leased properties, particularly retail assets leased to investment grade tenants, remained strong despite the change in the cost of investment capital.

In Europe, the economic picture was more mixed. The northern European countries, where fiscal conditions are generally more stable, saw modest economic growth rates. However, many of the southern European countries - and those considered emerging economies, such as the eastern European countries - experienced very low growth or recessionary conditions. The harmonized index of consumer price, or HICP, increased 0.9% during 2013. In addition, the financial sector in Europe remains under stress and lending remains constrained. The euro has strengthened since the euro crisis in 2011 and the euro/dollar exchange rate was more stable in 2013. Capitalization rates in many European markets remain attractive, particularly relative to property assets with similar risk profiles in the U.S.

The impact of these economic conditions on us is discussed under Results of Operations below.

CPA®:18 – Global 2013 10-K – 30

Significant Developments

Investor Capital Inflows — As of December 31, 2013, we raised gross offering proceeds from the sale of our Class A common stock and Class C common stock of $211,630,152 and $25,677,271, respectively. The gross offering proceeds raised include reinvested distributions through our DRIP of $47,777 and $17,343 for our Class A and Class C common stock, respectively.

Acquisition Activity — During 2013, we entered into three investments totaling nine properties at a total cost of approximately $235,459,212, including $96,956,971 of international investments. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable. Subsequent to December 31, 2013, we purchased six additional properties for approximately $211,926,000 in the aggregate (Note 13).

Financing Activity — During 2013, we obtained non-recourse mortgage financing totaling $85,060,177 with a weighted-average annual interest rate and term of 4.7% and 10 years, respectively. Amounts are based on the exchange rate of the foreign currency at the date of financing, as applicable. Subsequent to December 31, 2013, we obtained approximately $117,651,000 of new financing related to the properties acquired in 2014 (Note 13).

Distributions — We distributed $0.1155 per Class A share and $0.0982 per Class C share from July 25, 2013, when we began admitting shareholders, to December 31, 2013.

Financial and Operating Highlights (a)

As of and for the Year Ended December 31, 2013
Total revenues	$3,291,675
Net loss attributable to CPA®:18 – Global	(630,823)

Cash distributions paid	115,180

Net cash provided by operating activities	2,262,216
Net cash used in investing activities	(223,812,782)
Net cash provided by financing activities	330,307,861

Supplemental financial measures:
Funds from operations (b)	67,793
Modified funds used in operations (b)	(54,495)

Other information:
Acquisition volume	235,459,212
Financing obtained	85,060,177
Funds raised	237,307,423
Occupancy rate — at year end	100%
Number of leased properties — at year end	9

__________

(a)	We began to admit stockholders on July 25, 2013 and acquired our first investment on August 20, 2013.

(b)
We consider the performance metrics listed above, including FFO and Modified funds used in operations (“MFFO”), which are supplemental measures that are not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

CPA®:18 – Global 2013 10-K – 31

Total revenues for 2013 were primarily driven by our acquisition of a joint venture that leases a property to State Farm Mutual Automobile Company (“State Farm”), our first investment which we acquired on August 20, 2013. MFFO primarily reflects general and administrative expenses and transfer agent expenses partially offset by revenue generated from the State Farm property investment.

Results of Operations

We are a newly formed company and acquired our first investment, a 50% interest in a consolidated joint venture that leases a property to State Farm, on August 20, 2013. During December 2013, we made two additional investments. As such, the results discussed below primarily reflect our acquisition of the property leased to State Farm.

Rental Income

For the year ended December 31, 2013, rental income totaled $3,291,675, primarily from the property leased to State Farm.

Depreciation and Amortization

For the year ended December 31, 2013, depreciation and amortization totaled $1,314,434, primarily related to the property leased to State Farm.

General and Administrative

For the year ended December 31, 2013, general and administrative expenses totaled $540,281, including professional fees of $254,803, our independent director compensation costs of $138,333, which is inclusive of stock-based compensation to our independent directors totaling $66,666, and acquisition expenses of $85,874, which is inclusive of dead deal costs and expenses incurred in connection with our self-storage properties that were acquired in January 2014. Our professional fees are comprised of accounting fees incurred in conjunction with our public filings and also include $182,281 of costs incurred by the advisor on our behalf, offset by $69,397 of excess operating expenses that we charged back to the advisor (Note 3).

Transfer Agent Expenses

For the year ended December 31, 2013, transfer agent expenses totaled $329,002, which are comprised of costs related to our public filings.

Property Expenses

For the year ended December 31, 2013, we recorded property expenses of $120,712, which were primarily related to asset management fees for our advisor for the State Farm property. At our advisor’s election, we accrued $116,844 of such asset management fees in the form of our Class A common stock (Note 3).

Interest Expense

For the year ended December 31, 2013, we incurred interest expense of $1,249,691, which includes $1,200,438 of interest on the mortgage financing that we obtained in connection with the State Farm property investment (Note 8) and $36,310 of interest related to a note payable to W. P. Carey (Note 3).

Net Income Attributable to Noncontrolling Interests

For the year ended December 31, 2013, net income attributable to noncontrolling interests was $390,149, which was primarily due to CPA®:17 – Global’s 50% interest in the State Farm property investment of $292,988 and the $91,600 distribution of available cash of the Operating Partnership (the “Available Cash Distribution”). As discussed in Note 3, the advisor owns a special general partner interest in our Operating Partnership entitling it to up to 10% of the available cash of our Operating Partnership.

Net Loss Attributable to CPA®:18 – Global

For the year ended December 31, 2013, the resulting net loss attributable to CPA®:18 – Global was $630,823.

CPA®:18 – Global 2013 10-K – 32

Financial Condition

We are currently raising capital from the sale of our common stock in our initial public offering and expect to invest such proceeds primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets. After investing capital raised through our initial public offering, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of distributions of available cash to the advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investment will generate sufficient cash from operations to meet our short-term and long-term liquidity needs in the future as described below. However, as we continue to raise capital, it may be necessary to use cash raised in our initial public offering to fund our operating activities and distributions to our stockholders.

We intend to qualify as a REIT beginning with the tax year ending December 31, 2013, and if so qualified we will not be subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions, to increase equity in our commercial real estate through regular mortgage principal payments and to own a geographically diversified portfolio of net-leased commercial real estate and other real estate related assets that will increase in value. Our distributions to date have exceeded our FFO and have been paid almost entirely from offering proceeds. We expect that future distributions will be paid in whole or in part from offering proceeds, borrowings, and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from our initial public offering.

Sources and Uses of Cash During the Year

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2013 totaled $2,262,216, primarily reflecting cash flows received for both rental income and prepaid rent that were directly related to three property investments and were slightly offset by interest paid for our State Farm mortgage loan and other operating costs. We expect our operating cash flow to increase as we continue to acquire properties.

Investing Activities

Net cash used in investing activities totaled $223,812,782 during the year ended December 31, 2013, related to our acquisitions of real estate and direct financing leases of $220,537,698, value added taxes (“VAT”) paid in connection with our acquisition of the property leased to Agrokor of $2,683,201, payment of deferred acquisition fees to an affiliate of $384,597 for the State Farm property investment and deposits for future acquisitions of $207,286.

Financing Activities

Net cash provided by financing activities totaled $330,307,861 during the year ended December 31, 2013, comprised of $208,336,074 of net proceeds received from our public offering, $85,060,177 of proceeds from the non-recourse mortgage related to the properties leased to State Farm and Crowne Group, contributions of $38,169,144 representing the noncontrolling interest in our State Farm and Agrokor investments held by our affiliate CPA®:17 – Global, and $15,000,000 of proceeds from the WPC loan (Note 3), all of which were partially offset by the full repayment of the WPC loan, distributions to noncontrolling interests of $852,861, payment of deferred financing costs and mortgage deposits of $289,493, and $115,180 of distributions we paid to stockholders.

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through December 31, 2013, we have declared distributions to stockholders totaling $1,936,349, which were comprised of cash distributions of $799,589 and $1,136,760 reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have determined that FFO is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see “Supplemental Financial Measures” below. To date, we have not yet generated sufficient FFO to fund all of our distributions; therefore, we have funded approximately 91% of our cash distributions to date from the proceeds of our initial public offering.

CPA®:18 – Global 2013 10-K – 33

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During 2013, we did not receive any requests to redeem shares.

On December 11, 2013, our board of directors declared distributions at a daily rate of $0.0017361 per share of our Class A common stock and $0.0014763 per share of our Class C common stock for the quarter ending March 31, 2014, payable on or about April 15, 2014 to stockholders of record on each day of the quarter.

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded primarily by the capital we raise in our initial public offering. We have raised aggregate gross proceeds in our initial public offering of approximately $468,279,614 through February 28, 2014 detailed as follows:

	Funds Raised
Period	Class A	Class C	Total
July 2013	$3,086,500	$941,400	$4,027,900
August 2013	4,760,600	965,600	5,726,200
September 2013	9,412,846	1,350,922	10,763,768
October 2013	32,988,000	12,131,192	45,119,192
November 2013	85,772,250	5,320,265	91,092,515
December 2013	75,609,956	4,967,892	80,577,848
Subtotal 2013	211,630,152	25,677,271	237,307,423
January 2014	63,750,261	5,229,147	68,979,408
February 2014	153,911,855	8,080,928	161,992,783
	$429,292,268	$38,987,346	$468,279,614

We expect to use approximately 88% of the gross proceeds raised in our initial public offering to acquire investments, assuming that we sell the maximum amount of shares both in the offering and pursuant to our DRIP. The remaining portion of the proceeds will be used to pay offering fees and expenses, including the payment of fees to our dealer manager, and the payment of fees and reimbursement of expenses to our advisor.

We expect to meet our short-term liquidity requirements generally through existing cash balances, future offering proceeds that we raise, and, if necessary, short-term borrowings. We expect that in the future, as our portfolio grows and matures, our properties will provide sufficient cash flow to cover operating expenses and the payment of distributions to stockholders.

Our liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings.

Cash Resources

At December 31, 2013, our cash resources consisted of cash and cash equivalents totaling $109,060,853. Of this amount, $4,658,660, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. Our cash resources may be used for future investments and can be used for working capital needs and other commitments. In addition, our board of directors and the board of directors of WPC have each approved loans to us from WPC of up to $100,000,000 in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of WPC’s management (Note 3). During the year ended December 31, 2013, we borrowed $15,000,000 from WPC in connection with our first investment, State Farm, on August 20, 2013. On October 4, 2013, we repaid the loan in full with interest (Note 3). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

CPA®:18 – Global 2013 10-K – 34

Cash Requirements

During the next 12 months, we expect that our cash uses will include acquiring new investments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control and making any potential scheduled mortgage interest and principal payments, as well as other normal recurring operating expenses.

Contractual Obligations

The table below summarizes our other contractual obligations at December 31, 2013 and the effect that these obligations are expected to have on our liquidity and cash flow in the specified future periods:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — principal (a) (b)	$85,060,177	$280,575	$612,164	$612,164	$83,555,274
Interest on borrowings and deferred acquisition fees (b)	37,995,730	3,947,015	7,874,740	7,787,871	18,386,104
Organization and offering costs payable to affiliate (c)	1,695,719	1,695,719	—	—	—
Deferred acquisition fees payable to affiliate (d)	2,701,838	1,038,888	1,662,950	—	—
	$127,453,464	$6,962,197	$10,149,854	$8,400,035	$101,941,378
__________

(a)
Represents the non-recourse debt we obtained in connection with the investments in the State Farm and Crowne Group properties. The mortgage on the State Farm property has payments that are interest-only through its scheduled maturity date of September 10, 2023.

(b)
Excludes the facility agreement that was closed on December 13, 2013 in conjunction with the acquisition of the properties leased to Agrokor (Note 8), because as of December 31, 2013, we had not drawn down any funds from this facility. On February 25, 2014, we withdrew €31,250,000 (or $42,929,000) from our loan facility agreement for the refinancing of the Agrokor investment (Note 13).

(c)
Represents the organization and offering costs incurred by our advisor for which we are liable (Note 3). The payment of such costs is contingent on the amount of offering proceeds we raise over our initial offering period, which is expected to terminate on or prior to May 7, 2015.

(d)
Represents deferred acquisition fees due to the advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments from the date of each respective acquisition.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Accounting for Acquisitions

In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above- and below-market value of leases, and the value of in-place leases (where applicable) at their estimated fair values.

Tangible Assets

We determine the value attributed to tangible assets and additional investments in equity interests (where applicable) by applying a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates at a selected capitalization rate. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this

CPA®:18 – Global 2013 10-K – 35

information is available; however, when certain necessary information is not available, we use available regional and property type information. Assumptions and estimates include the following:

•	a discount rate or internal rate of return;

•	the marketing period necessary to put a lease in place;

•	carrying costs during the marketing period;

•	leasing commissions and tenant improvement allowances;

•	market rents and growth factors of these rents; and

•	a market lease term and a capitalization rate to be applied to an estimate of market rent at the end of the market lease term.

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including:

•	the creditworthiness of the lessees;

•	industry surveys;

•	property type;

•	property location and age;

•	current lease rates relative to market lease rates; and

•	anticipated lease duration.

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value.

Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards, and our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

Intangible Assets

We acquire properties subject to net leases and determine the value of above- and below-market lease intangibles (where applicable) based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated lease term, which includes any renewal options with rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers.

We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease intangibles. To determine the value of in-place lease intangibles, we consider the following:

•	estimated market rent;

•	estimated lease term, including renewal options at rental rates below estimated market rental rates;

•	estimated carrying costs of the property during a hypothetical expected lease-up period; and

•	current market conditions and costs to execute similar leases, including tenant improvements allowances and rent concessions.

Estimated carrying costs of the property include real estate taxes, insurance, other property operating costs, and estimates of lost rentals at market rates during the market participants’ expected lease-up periods, based on assessments of specific market conditions.

We determine these values using our estimates or by relying in part upon third-party appraisals conducted by independent appraisal firms.

CPA®:18 – Global 2013 10-K – 36

Proposed Accounting Change

The following proposed accounting change may potentially impact our business if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The Boards have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. In May 2013, the Boards issued a revised exposure draft for public comment and the comment period ended in September 2013. In January 2014, the Boards began their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.

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

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as FFO which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

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

CPA®:18 – Global 2013 10-K – 37

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus, we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within seven years following the closing of our initial public offering. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we

CPA®:18 – Global 2013 10-K – 38

believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

CPA®:18 – Global 2013 10-K – 39

FFO and MFFO were as follows:

Year Ended December 31, 2013
Net loss attributable to CPA®:18 – Global	$(630,823)
Adjustments:
Depreciation and amortization of real property	1,308,562
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(609,946)
Total adjustments	698,616
FFO — as defined by NAREIT	67,793
Adjustments:
Other depreciation, amortization and other non-cash charges	66,666
Straight-line and other rent adjustments (a)	(393,599)
Acquisition expenses (b)	94,763
Below-market rent intangible lease amortization, net	(40,263)
Realized gains on foreign currency, derivatives and other	(31,743)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	181,888
Total adjustments	(122,288)
MFFO	$(54,495)
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. In addition to these risks, we are subject to market risk as a result of concentrations in certain tenant industries, geographical location and risk because, as of the date of this report, we had only three investments.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency derivative contracts to hedge our foreign currency cash flow exposures.

Interest Rate Risk

The value of our real estate and related fixed-rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, where applicable. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies,

CPA®:18 – Global 2013 10-K – 40

domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps (where applicable) are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2013, we estimated that the net fair value of our interest rate swap, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $219,291 (Note 7).

At December 31, 2013, our outstanding debt either bore interest at a fixed rate or was swapped to a fixed rate. Our debt obligations are more fully described in Note 8. At December 31, 2013, our two mortgage notes payable bore interest at a fixed annual rate of 4.5% and a variable effective annual rate of 5.6%, both having maturity dates in 2023. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$72,800,000	$72,800,000	$72,800,000
Variable rate debt	$280,575	$306,082	$306,082	$306,082	$306,082	$10,755,274	$12,260,177	$12,260,177

At December 31, 2013, the estimated fair value of our fixed-rate debt and variable-rate debt, which has effectually been converted to a fixed rate through the use of an interest rate swap, approximated their carrying values. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2013 by an aggregate increase of $6,006,326 or an aggregate decrease of $6,384,509, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own one investment in Croatia that is denominated in the euro, and as a result we are subject to risk from the effects of exchange rate movements in the euro, which may affect future costs and cash flows. Although this foreign investment was conducted in the euro, we are likely to conduct business in other currencies in the future as we seek to invest a portion of the funds from our initial public offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. We currently do not have any foreign mortgage financing.

CPA®:18 – Global 2013 10-K – 41

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our sole foreign investment during each of the next five years and thereafter, are as follows:

Lease Revenues (a)	2014	2015	2016	2017	2018	Thereafter	Total
Euro (b)	$7,744,500	$7,744,500	$7,744,500	$7,744,500	$7,744,500	$116,167,500	$154,890,000
__________

(a)	Contractual rent amounts are based on the euro exchange rate at December 31, 2013.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected property-level cash flow at December 31, 2013 of $1,548,900.

We entered into a loan facility agreement with an unrelated third party in connection with the acquisition of the properties leased to Agrokor (Note 8). This facility has a seven-year term and is for up to €31,250,000 (or $42,929,000) at a rate of 430 basis points plus the 7 Years EUR Swap rate. As of December 31, 2013, we had not drawn down any funds from this facility. On February 25, 2014, we withdrew the full amount from our loan facility agreement for the refinancing of the Agrokor investment (Note 13).

CPA®:18 – Global 2013 10-K – 42

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:18 – Global 2013 10-K – 43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Corporate Property Associates 18 – Global Incorporated
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 18 - Global Incorporated and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 19, 2014

CPA®:18 – Global 2013 10-K – 44

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Investments in real estate:
Real estate, at cost	$150,423,864	$—
Accumulated depreciation	(823,827)	—
Net investments in properties	149,600,037	—
Net investment in direct financing leases	22,064,458	—
Net investments in real estate	171,664,495	—
Cash and cash equivalents	109,060,853	209,000
In-place lease intangible assets, net	53,337,241	—
Below-market ground lease intangible asset, net	8,224,306	—
Other assets, net	13,382,845	—
Total assets	$355,669,740	$209,000

Liabilities and Equity
Liabilities:
Non-recourse debt	$85,060,177	$—
Due to affiliate	5,149,363	—
Prepaid and deferred rental income	3,316,927	—
Accounts payable, accrued expenses and other liabilities	1,501,580	—
Deferred tax liability	8,349,976	—
Distributions payable	1,821,171	—
Total liabilities	105,199,194	—

Commitments and contingencies (Note 9)
Equity:
CPA®:18 – Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 and 0 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 and 0 shares authorized; 21,290,097 and 0 shares issued and outstanding, respectively	21,290	—
Class C common stock, $0.001 par value; 80,000,000 and 0 shares authorized; 2,776,001 and 0 shares issued and outstanding, respectively	2,776	—
Common stock, $0.001 par value; 0 and 25,000 shares authorized; 0 and 23,222 shares issued and outstanding, respectively	—	23
Additional paid-in capital	215,370,660	208,977
Distributions and accumulated losses	(2,567,172)	—
Accumulated other comprehensive loss	(94,490)	—
Total CPA®:18 – Global shareholders’ equity	212,733,064	209,000
Noncontrolling interests	37,737,482	—
Total equity	250,470,546	209,000
Total liabilities and equity	$355,669,740	$209,000

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2013 10-K – 45

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2013
Revenues
Rental income	$3,291,675

Operating Expenses
Depreciation and amortization	1,314,434
General and administrative (a)	540,281
Transfer agent expenses	329,002
Property expenses (a)	120,712
2,304,429
Other Income and Expenses
Interest expense (a)	(1,249,691)
Other income and (expenses)	32,252
(1,217,439)
Loss from continuing operations before income taxes	(230,193)
Provision for income taxes	(10,481)
Net Loss	(240,674)
Net income attributable to noncontrolling interests (inclusive of Available Cash Distribution to advisor of $91,600)	(390,149)
Net Loss Attributable to CPA®:18 – Global	$(630,823)

Class A common stock:
Net loss attributable to CPA®:18 – Global	$(495,935)
Weighted average shares outstanding	2,792,648
Net loss per share	$(0.18)

Class C common stock:
Net loss attributable to CPA®:18 – Global	$(134,888)
Weighted average shares outstanding	497,725
Net loss per share	$(0.27)
__________

(a)	Inclusive of amounts paid to the advisor, a related party (Note 3).

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2013 10-K – 46

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

Year Ended
December 31, 2013
Net Loss	$(240,674)
Other Comprehensive Loss:
Foreign currency translation adjustments	155,851
Unrealized loss on derivative instrument	(219,291)
(63,440)
Comprehensive Loss	(304,114)

Amounts Attributable to Noncontrolling Interests:
Net income	(390,149)
Foreign currency translation adjustments	(31,050)
Comprehensive income attributable to noncontrolling interests	(421,199)

Comprehensive Loss Attributable to CPA®:18 – Global	$(725,313)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2013 10-K – 47

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY
Year Ended December 31, 2013 and Period from September 7, 2012 (Inception) to December 31, 2012

	CPA®:18 – Global Stockholders
								Distributions	Accumulated
	Common stock							and	Other	Total CPA®:18 –
	Class A		Class C		General		Additional	Accumulated	Comprehensive	Global	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Losses	Loss	Stockholders	Interests	Total
Balance at September 7, 2012 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Shares, $0.001 par value, issued to Carey REIT II, Inc. at $9.00 per share	—	—	—	—	23,222	23	208,977	—	—	209,000	—	209,000
Balance at December 31, 2012	—	—	—	—	23,222	23	208,977	—	—	209,000	—	209,000
Renaming of General Shares to Class A common stock	23,222	23	—	—	(23,222)	(23)	—	—	—	—	—	—
Shares issued, net of offering costs	21,251,565	21,252	2,776,001	2,776	—	—	215,016,003	—	—	215,040,031	—	215,040,031
Shares issued to affiliate	7,903	8	—	—	—	—	79,021	—	—	79,029	—	79,029
Stock-based compensation	7,407	7	—	—	—	—	66,659	—	—	66,666	—	66,666
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	38,169,144	38,169,144
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(852,861)	(852,861)
Distributions declared ($0.2717 and $0.2311 per share to Class A and Class C, respectively)	—	—	—	—	—	—	—	(1,936,349)	—	(1,936,349)	—	(1,936,349)
Net Loss	—	—	—	—	—	—	—	(630,823)	—	(630,823)	390,149	(240,674)
Other Comprehensive Loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	124,801	124,801	31,050	155,851
Change in unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	(219,291)	(219,291)	—	(219,291)
Balance at December 31, 2013	21,290,097	$21,290	2,776,001	$2,776	—	$—	$215,370,660	$(2,567,172)	$(94,490)	$212,733,064	$37,737,482	$250,470,546

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2013 10-K – 48

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2013
Cash Flows — Operating Activities
Net loss	$(240,674)
Adjustments to net loss:
Depreciation and amortization, including intangible assets and deferred financing costs	1,325,496
Stock-based compensation expense	66,666
Realized gain on foreign currency transactions and others	(18,912)
Straight-line rent adjustment and amortization of rent-related intangibles	(433,862)
Organizational costs paid by affiliate	65,240
Net change in other operating assets and liabilities	1,498,262
Net Cash Provided by Operating Activities	2,262,216

Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases, net of cash acquired	(220,537,698)
Value added taxes (“VAT”) paid in connection with acquisition of real estate	(2,683,201)
Deposits for future acquisitions	(207,286)
Payment of deferred acquisition fees to an affiliate	(384,597)
Net Cash Used in Investing Activities	(223,812,782)

Cash Flows — Financing Activities
Distributions paid	(115,180)
Contributions from noncontrolling interests	38,169,144
Distributions to noncontrolling interest	(852,861)
Proceeds from mortgage financing	85,060,177
Payment of deferred financing costs	(289,493)
Note payable proceeds from affiliate	15,000,000
Repayment of note payable from affiliate	(15,000,000)
Proceeds from issuance of shares, net of issuance costs	208,336,074
Net Cash Provided by Financing Activities	330,307,861

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash and cash equivalents	94,558
Net increase in cash and cash equivalents	108,851,853
Cash and cash equivalents, beginning of year	209,000
Cash and cash equivalents, end of year	$109,060,853

(Continued)

CPA®:18 – Global 2013 10-K – 49

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

Supplemental non-cash investing and financing activities:

Year Ended December 31, 2013
Acquisition costs (Note 3, 4)	$(4,719,622)
Deferred tax liability (Note 2)	(8,339,113)
Deferred acquisition costs	(200,000)
Deferring offering costs (Note 3)	(3,822,455)
Due to affiliates (Note 3)	8,136,914
Unsettled sales of common stock (Note 10)	4,511,981
Deferred offering costs equity charge (Note 2)	(1,228,024)
Deposits paid for financing	(207,902)
Asset management fees settled in Class A shares (Note 3)	79,029
Noncontrolling interest contribution to deferred acquisition fee	372,515
Fourth quarter distribution declared (Note 10)	(1,821,171)

Supplemental cash flow information:

Year Ended December 31, 2013
Cash payments for interest	$1,050,202

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2013 10-K – 50

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Offering

Organization

CPA®:18 – Global is a Maryland corporation formed in September 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the U.S. We intend to qualify as a REIT under the Internal Revenue Code for the taxable year ending December 31, 2013 and intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. We are a general partner and a limited partner and own a 99.985% interest in the Operating Partnership. The Operating Partnership was formed on April 8, 2013. On July 3, 2013, CPA®:18 Holdings, a subsidiary of our sponsor, WPC, acquired a 0.015% special general partner interest in the Operating Partnership, representing its special general partnership interest, for $209,000. On August 20, 2013, we acquired our first property. At December 31, 2013, we owned nine properties, all of which were fully occupied and triple-net leased to three tenants totaling 1,691,537 square feet (unaudited).

We are managed by our advisor. Our advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. W. P. Carey & Co B.V., an affiliate of our advisor, provides asset management services with respect to our foreign investments.

On September 13, 2012, Carey REIT II, Inc. (“Carey REIT II”), a subsidiary of WPC and an affiliate of our advisor, purchased 1,000 shares of our common stock, par value $0.001 per share, for an aggregate purchase price of $9,000 and was admitted as our initial stockholder. On December 14, 2012, we received an additional capital contribution from Carey REIT II for $200,000 in exchange for 22,222 shares of our common stock, par value $0.001 per share. Carey REIT II purchased its shares at $9.00 per share, net of selling commissions and fees that would have otherwise been payable to Carey Financial, our dealer manager and an affiliate of the advisor. On April 8, 2013, the shares held by Carey REIT II were renamed as Class A common stock. All of the shares issued to Carey REIT II have a par value of $0.001 per share. On April 8, 2013, with the approval of our board of directors, we amended our articles of incorporation, and as a result, we are authorized to issue 320,000,000 shares of Class A common stock, 80,000,000 shares of Class C common stock, and 50,000,000 shares of preferred stock. All of the authorized shares have a par value of $0.001 per share.

Public Offering

On May 7, 2013, our Registration Statement was declared effective by the SEC under the Securities Act. This Registration Statement covers our initial public offering of up to $1.0 billion of common stock, in any combination of Class A common stock and Class C common stock at a price of $10.00 per share of Class A common stock and $9.35 per share of Class C common stock. The Registration Statement also covers the offering of up to $400,000,000 in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our DRIP at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. Our initial public offering is being made on a “best efforts” basis by Carey Financial and selected other dealers. The per share amount of distributions on shares of Class A and C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will likely be lower than distributions on shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees (Note 3). We currently intend to sell shares in our initial public offering until May 7, 2015, unless we sell all of the shares sooner; however, our board of directors may decide to extend the offering for up to an additional 18 months, and if so we would announce such extension in a prospectus supplement. In some states, we will need to renew our registration annually in order to continue offering our shares beyond the initial registration period. On July 25, 2013, aggregate subscription proceeds for our Class A and Class C common stock exceeded the minimum offering amount of $2,000,000 and we began to admit stockholders. Through December 31, 2013, we raised gross offering proceeds for our Class A common stock and Class C common stock of $211,630,152 and $25,677,271, respectively. The gross offering proceeds raised exclude reinvested distributions through the DRIP of $47,777 and $17,343 for our Class A common stock and Class C common stock, respectively.

CPA®:18 – Global 2013 10-K – 51

Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

We had no operating activity prior to April 8, 2013 and acquired our first investment on August 20, 2013. As such, consolidated results of operations and cash flows from the period of inception to December 31, 2012 have not been presented.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed to be a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

For an entity that is not considered to be a VIE but rather a voting interest entity (“VOE”), the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

Based on our evaluation, we determined that our Operating Partnership was not a VIE but should be consolidated as we control all decisions regarding our Operating Partnership. We account for the 0.015% interest held by CPA®:18 Holdings in the Operating Partnership as a noncontrolling interest. On August 20, 2013 and December 18, 2013, we entered into jointly-owned investments with our affiliate, CPA®:17 – Global (Note 4). We have concluded that these subsidiaries are VOEs and will be consolidated by us as we are the managing member and the non-managing member does not have substantive participating or “kick-out” rights. Kick-out rights are the rights underlying the limited partners’ ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners.

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We immediately expense acquisition-related costs and fees associated with business combinations.

Purchase Price Allocation

When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land. buildings and intangible assets, including the above- and below-market value of leases (where applicable), and the value of in-place leases at their estimated fair values. Land is typically valued utilizing the sales comparison (or market approach). Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and

CPA®:18 – Global 2013 10-K – 52

Notes to Consolidated Financial Statements

the estimated residual value. The estimated residual value of each property is based on a hypothetical sale of the property upon expiration of the lease after considering the re-tenanting of such property at estimated then current market rental rate, applying a selected capitalization rate and deducting estimated costs of sale. The proceeds from a hypothetical sale are derived by capitalizing the estimated net operating income of each property for the year following lease expiration at an estimated residual capitalization rate. The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including the credit worthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates and anticipated lease duration. In the case where a tenant has a purchase option deemed to be materially favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property growing at estimated market growth rates through the year of lease expiration. For those properties that are under contract for sale, the appraised value of the portfolio reflects the current contractual sale price of such properties. See Revenue Recognition and Depreciation below for a discussion of our significant accounting policies related to tangible assets.

We record above- and below-market lease values for owned properties, where applicable, based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated lease term, which includes renewal options with rental rates below estimated market rental rates. We amortize the capitalized above-market lease value, where applicable, as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the estimated lease term and any below-market fixed-rate renewal periods in the respective leases. We include the value of below-market leases in Prepaid and deferred rental income in the consolidated balance sheets. We include the amortization of below-market ground lease intangibles in Property expenses in the consolidated statement of operations.

The value of any in-place lease is estimated to be equal to the property owner’s avoidance of costs necessary to lease the property for a term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners of vacancy and leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy); (ii) estimated expenses that would be incurred by the property owner during periods of vacancy; (iii) rent concessions (i.e. free rent); (iv) leasing commissions; and (v) tenant improvement allowances. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to lease revenue, and in-place lease (where applicable) values to amortization expense.

Real Estate

We carry land and buildings and personal property at cost less accumulated depreciation. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties.

Depreciation

We compute depreciation of buildings and its related improvements using the straight-line method over the estimated remaining useful life of the property or improvements, which range from eight years to 40 years.

CPA®:18 – Global 2013 10-K – 53

Notes to Consolidated Financial Statements

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant; or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate and direct financing leases. Our policies for evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets, which include finite-lived intangibles, in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, market rents, residual values, and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the property’s asset group is considered to be impaired. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and carrying amount of the residual value.

Allowance for Doubtful Accounts

We consider direct financing leases and notes receivable to be past-due or delinquent when a contractually required principal or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms and the amount can be reasonably estimated.

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

Other Assets and Other Liabilities

We include accounts receivable, derivatives, stock warrants, marketable securities, deferred charges, and deferred rental income in Other assets, net. We include derivatives and miscellaneous amounts held on behalf of tenants in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.

Deferred Acquisition Fees Payable to Affiliate

Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates (Note 3). This fee together with its accrued interest, is payable in three equal annual installments on the first business day of the fiscal quarter immediately following the fiscal quarter in which an investment is made, and the first business day of the

CPA®:18 – Global 2013 10-K – 54

Notes to Consolidated Financial Statements

corresponding fiscal quarter in each of the subsequent two fiscal years. Payment of such fees is subject to the preferred return criterion, a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital).

Noncontrolling Interests

We accounted for the Special General Partner Interest as a noncontrolling interest based on the fair value of the rights attributed to the interest at the time it was transferred to the Special General Partner (Note 3). The Special General Partner Interest entitles the Special General Partner to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights. We also consolidate two net-lease properties, in which CPA®:17 – Global has noncontrolling interests (Note 4).

Revenue Recognition

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs and improvements.

All of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

We account for leases as operating or direct financing leases as described below:

Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4).

Direct financing method — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including an interest rate cap and swaps; and Level 3, for securities and other derivative assets that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions. Our debt and deferred acquisition fees payable, which we have classified as Level 3, had carrying values that approximated their fair values at December 31, 2013.

Foreign Currency

Translation

We have an interest in one real estate investment in Europe. The functional currency for this investment is the euro. We perform the translation from this local currency to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. We report the gains and losses resulting from this translation as a component of Other comprehensive loss in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

Transaction Gains or Losses

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the

CPA®:18 – Global 2013 10-K – 55

Notes to Consolidated Financial Statements

transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements, are not included in determining net income are accounted for in the same manner as foreign currency translation adjustments and reported as a component of Other comprehensive loss in equity.

Derivative Instruments

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated.

We made an accounting policy election effective upon the inception date, or the “effective date”, to use the portfolio exception in Accounting Standards Codification 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, the “portfolio exception,” with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes

We intend to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2013. In order to maintain our qualification as a REIT, we will be required to, among other things, distribute at least 90.0% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to stockholders. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local, and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.

In the future, we may elect to treat one or more of our corporate subsidiaries as a TRS. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

Deferred Income Taxes

We recognize deferred income taxes in one of our subsidiaries that is taxable in a foreign jurisdiction. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. GAAP purposes). In addition, deferred tax assets may arise from unutilized tax net operating losses generated in prior years. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense.

Organization and Offering Costs

The advisor has paid various organization and offering costs on our behalf, all of which we are liable for under the advisory agreement. During the offering period, costs incurred in connection with the raising of capital will be accrued as deferred offering costs and included in Other assets, net on the consolidated balance sheets. Upon receipt of offering proceeds, we will charge the deferred costs to stockholders’ equity and will reimburse the advisor for costs incurred. Such reimbursements will not exceed regulatory cost limitations. During the year ended December 31, 2013, we charged $1,228,024 of deferred offering costs to

CPA®:18 – Global 2013 10-K – 56

Notes to Consolidated Financial Statements

stockholders’ equity. Organization costs were expensed as incurred and are included in general and administrative expenses in the consolidated financial statements. We have recorded a liability to the advisor for the remaining unpaid offering costs based on our estimate of expected gross offering proceeds (Note 3).

Earnings Per Share

We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements. We calculate earnings per share using the two-class method to reflect the different classes of our outstanding common stock. Income (loss) per basic share of common stock is calculated by dividing Net loss attributable to CPA®:18 – Global by the weighted-average number of shares of common stock issued and outstanding during such period. The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the year ended December 31, 2013. The allocation for the Class A common stock excludes the shareholder servicing fee of $46,499 during 2013 that is only applicable to holders of Class C common stock (Note 3).

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by FASB are applicable to us as indicated:

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our disclosures only, is applicable to us for our interim and annual reports beginning in 2013, and has been applied retrospectively. The related additional disclosures are located in Note 10.

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate (“LIBOR”) swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU is applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Through the date of this Report, we had not entered into any transactions to which this ASU applies.

Note 3. Agreements and Transactions with Related Parties

On May 7, 2013, we entered into an advisory agreement with the advisor to perform certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgages loans, day-to-day management, and the performance of certain administrative duties. The term of the advisory agreement is through September 30, 2014 and is scheduled to renew annually thereafter with our approval.

CPA®:18 – Global 2013 10-K – 57

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor and other affiliates in accordance with the terms of the related agreements:

		Year Ended December 31, 2013
Amounts Included in the Consolidated Statement of Operations:
Costs incurred by the advisor		$182,281
Excess operating expenses charged back to the advisor		(69,397)
Available Cash Distribution		91,600
Interest expense on note payable to affiliate		36,310
Asset management fees		116,844
Shareholder servicing fee		46,499
		$404,137

Other Transaction Fees Incurred:
Current acquisition fees		$3,857,518
Deferred acquisition fees		3,086,435
Offering costs		5,050,479
		$11,994,432

	December 31,
	2013	2012
Amounts Due to Affiliate:
Organization and offering costs due to the advisor	$1,695,719	$—
Deferred acquisition fees due to the advisor	2,701,838	—
Asset management fees due to the advisor	37,815	—
Other	713,991	—
	$5,149,363	$—

Organization and Offering Costs

Pursuant to the advisory agreement with the advisor, we are liable for certain expenses related to our initial public offering, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, and are to be deducted from the gross proceeds of the offering (Note 2). We will reimburse Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by FINRA. The advisor has agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 4.0% of the gross proceeds from the initial public offering if the gross proceeds are less than $500,000,000, 2.0% of the gross proceeds from the initial public offering if the gross proceeds are $500,000,000 or more but less than $750,000,000, and 1.5% of the gross proceeds from the initial public offering if the gross proceeds are $750,000,000 or more. Reimbursement of such costs was contingent on the commencement of the offering, which occurred on May 7, 2013, and raising the minimum offering amount of $2,000,000, which occurred on July 25, 2013. During the year ended December 31, 2013, the advisor paid organization costs of $65,240 and offering costs of $5,050,479 on our behalf of which we repaid $3,420,000. We recorded a liability to the advisor for the remaining unpaid offering costs based on our estimate of expected gross offering proceeds.

Loan from WPC

Our board of directors and the board of directors of WPC have approved unsecured loans from WPC to us of up to $100,000,000, in the aggregate, at a rate of LIBOR plus 1.75%, for the purpose of facilitating acquisitions approved by our investment committee, with any loans to be made solely at the discretion of the management of WPC. On August 20, 2013, our Operating Partnership borrowed $15,000,000 from WPC at a rate of 30-day LIBOR plus 1.75%, which is the same rate that WPC pays on its credit facility, and a maturity date of August 20, 2014. The interest expense on this note payable to our affiliate is included in Interest expense on the consolidated statement of operations. These funds were used to acquire a 50% controlling interest in the jointly-owned investment with an affiliate described in Note 4. On October 4, 2013, this note was repaid in full with accrued interest thereon.

CPA®:18 – Global 2013 10-K – 58

Notes to Consolidated Financial Statements

Asset Management Fees

Pursuant to the advisory agreement, the advisor will be entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. The asset management fees are payable in cash or shares of our Class A common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published NAV per share or, if an NAV has not yet been published, as currently is the case, $10.00 per share, which is the price at which our Class A shares are being sold in our initial public offering. For 2013, the advisor elected to receive its asset management fees in shares of our Class A common stock. At December 31, 2013, the advisor owned 31,125 shares (0.1%) of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated statement of operations.

Dealer Manager Fees

On May 7, 2013, we entered into a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission, depending on the class of common stock sold, of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively.

Carey Financial will also receive an annual distribution and shareholder servicing fee in connection with sales of our Class C common stock. The amount of the shareholder servicing fee will be 1.0% of the selling price per share (or, once reported, the amount of our estimated NAV per share) for the Class C common stock in our initial public offering. The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, equals 10.0% of the gross proceeds from our initial public offering, which we have not yet reached. The shareholder servicing fee for the year ended December 31, 2013 was $46,499 and is included in General and administrative on the consolidated statement of operations.

Acquisition and Disposition Fees

The advisor receives acquisition fees, a portion of which is payable upon acquisition and the payment of the remaining portion is subordinated to a preferred return. The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments other than those in readily-marketable real estate securities purchased in the secondary market, for which the advisor will not receive any acquisition fees. The total acquisition fees to be paid (initial and subordinated, and including interest thereon) will not exceed 6.0% of the aggregate contract purchase price of all investments and loans. In addition, pursuant to the advisory agreement, the advisor may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. For the year ended December 31, 2013, we recorded $3,086,435 of deferred acquisition fees for our portion of the fees due to the advisor upon the consummation of the acquisitions that we completed during 2013 (Note 4), which are scheduled to be paid in three equal annual installments following the quarter on which a property was purchased. Through December 31, 2013, we paid $384,597 related to such deferred acquisition fees.

Excess Operating Expenses

The advisory agreement provides that, for any four trailing quarters (with quoted variables as defined in the advisory agreement), “operating expenses” may not exceed the greater of 2.0% of our “average invested assets” or 25.0% of our “adjusted net income.” For the year ended December 31, 2013, the advisor charged us $182,281 for operating expenses, of which we charged back $69,397 to the advisor as excess operating expenses pursuant to the limitation described above. Our board of directors may elect to repay the advisor for such excess operating expenses in its sole discretion. For the fourth quarter of 2013, our operating expenses were below the 2.0%/25.0% threshold.

Available Cash Distributions

CPA®:18 Holdings’ interest in the Operating Partnership entitles it to receive distributions of 10.0% of Available Cash, as defined in the partnership agreement, generated by the Operating Partnership, subject to certain limitations. During the three months ended December 31, 2013, we have made $91,600 of such distributions.

CPA®:18 – Global 2013 10-K – 59

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows:

December 31, 2013
Land	$36,635,769
Building	113,788,095
Less: Accumulated depreciation	(823,827)
$149,600,037

Acquisitions

State Farm Acquisition

On August 20, 2013, we acquired a 50% controlling interest in a jointly-owned investment, which is co-owned by CPA®:17 – Global, and on that date purchased an office facility from State Farm located in Austin, Texas. The total cost was $115,604,253, including net lease intangible assets of $15,799,325 (Note 6) and transaction costs of $5,604,253 that were capitalized. CPA®:17 – Global’s equity investment was $18,920,532, which we account for as a noncontrolling interest. Our portion of the purchase price was funded, in part, by a $15,000,000 loan from WPC (Note 3). This transaction was deemed to be a real estate asset acquisition because we entered into a new lease with the seller/lessee. The acquired facility is located on 83.5 acres of land (unaudited). The new lease has been classified as an operating lease and has an initial term of 15 years with two five-year renewal options. The jointly-owned investment obtained a $72,800,000 mortgage loan upon acquisition of this property (Note 8).

Agrokor Acquisition

On December 18, 2013, we acquired an 80% controlling interest in a jointly-owned investment, which is co-owned by CPA®:17 – Global, and on that date purchased a retail portfolio from Agrokor consisting of five properties located in Croatia. The total cost was $96,956,971, including lease intangible assets of $44,596,355 (Note 6) and transaction costs of $6,314,616 that were capitalized. CPA®:17 – Global’s equity investment (including its share of the current acquisition fees) was $19,391,394, which we account for as a noncontrolling interest. Amounts are based on the exchange rate of the euro at the date of acquisition. This transaction was deemed to be a real estate asset acquisition because we entered into a new lease with the seller/lessee. The leases for each property are virtually identical and each has been classified as an operating lease with an initial term of 20 years plus two ten-year renewal options.

A portion of the transaction fees capitalized noted above include current and deferred acquisition fees payable and paid to our advisor (Note 3).

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by the tenant, under our non-cancelable operating lease are as follows:

Years Ending December 31,	Total
2014	$14,748,808
2015	14,888,892
2016	15,031,784
2017	15,177,528
2018	15,326,184
Thereafter	197,723,692
Total	$272,896,888

CPA®:18 – Global 2013 10-K – 60

Notes to Consolidated Financial Statements

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolio consists of our Net investment in direct financing leases described below. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.

Crowne Group Investment

On December 30, 2013, we entered into a domestic net lease financing transaction with Crowne Group Incorporated from whom we acquired three industrial facilities located in Indiana and South Carolina. The total cost was $22,897,988, including land of $833,530 and transaction costs of $606,757 that were capitalized. The leases for each property have initial terms of 25 years and one five-year renewal option. We obtained a $12,260,177 mortgage upon acquisition of these properties (Note 7, 8).

Net investment in direct financing leases is summarized as follows:

December 31, 2013
Minimum lease payments receivable	$50,006,483
Unguaranteed residual value	22,064,458
72,070,941
Less: unearned income	(50,006,483)
$22,064,458

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by the tenant and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2013 are as follows:

Years Ending December 31,	Total
2014	$1,993,614
2015	1,993,614
2016	1,993,614
2017	1,993,614
2018	1,993,614
Thereafter	40,038,413
Total	$50,006,483

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2013, the balance of our only finance receivable was not past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of this finance receivable during the year ended December 31, 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. At December 31, 2013, our sole finance receivable had an internal credit rating of three.

Note 6. Intangible Assets and Liabilities

In connection with our acquisitions of properties (Note 4), we have recorded net lease intangibles that are being amortized over periods ranging from 15 to 99 years.  Below-market rent intangibles are included in Prepaid and deferred rental income on the consolidated balance sheets.

CPA®:18 – Global 2013 10-K – 61

Notes to Consolidated Financial Statements

Intangible assets and liabilities are summarized as follows (life in years):

	December 31, 2013
	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Lease intangibles:
In-place lease	18.3	$53,831,963	$(494,722)	$53,337,241
Below-market ground lease	99.0	8,227,434	(3,128)	8,224,306
Total intangible assets		$62,059,397	$(497,850)	$61,561,547

Amortizable Intangible Liabilities
Below-market rent	15.0	$(1,646,828)	$40,263	$(1,606,565)

Net amortization of intangibles was $457,587 for the year ended December 31, 2013. Amortization of below-market rent is recorded as an adjustment to Rental income. We amortize in-place lease intangibles to Depreciation and amortization expense over the remaining initial term of each lease. Amortization of below-market ground lease intangibles is included in Property expenses.

Based on the intangible assets and liabilities recorded at December 31, 2013, scheduled annual net amortization of intangibles for each of the next five years and thereafter is as follows:

Years Ending December 31,	Net Decrease in Rental Revenue	Increase to Amortization/Property Expense	Net
2014	$(109,789)	$3,057,924	$2,948,135
2015	(109,789)	3,057,924	2,948,135
2016	(109,789)	3,057,924	2,948,135
2017	(109,789)	3,057,924	2,948,135
2018	(109,789)	3,057,924	2,948,135
Thereafter	(1,057,620)	46,271,927	45,214,307
	$(1,606,565)	$61,561,547	$59,954,982

Note 7. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors. In addition, we own one investment in Europe and are subject to the risks associated with changing foreign currency exchange rates.

Derivative Financial Instrument

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that in the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees.

CPA®:18 – Global 2013 10-K – 62

Notes to Consolidated Financial Statements

We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated.

The following table sets forth certain information regarding our derivative instrument for the year presented:

Derivative Designated as Hedging Instrument	Balance Sheet Location	Liability Derivative Fair Value at December 31, 2013
Interest rate swap (a)	Accounts payable, accrued expenses and other liabilities	$(219,291)
 ___________

(a)	In connection with the non-recourse debt financing related to our Crowne Group investment, we entered into a fixed for floating interest rate swap.

For the year ended December 31, 2013, we recognized an unrealized loss of $220,267 related to our interest rate swap, of which $976 was reclassified to interest expense.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated balance sheets. At December 31, 2013, no cash collateral had been posted or received for any of our derivative positions.

Interest Rate Swap

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged.

The interest rate swap that we had outstanding on our consolidated subsidiaries at December 31, 2013 is summarized as follows:

	Number of Instruments	Notional Amount	Fair Value at December 31, 2013 (a)
Interest rate swap	1	$12,260,177	$(219,291)
____________

(a)	Amount is based upon the exchange rate of the euro at December 31, 2013.

Other

Amounts reported in Other comprehensive loss related to our interest rate swap will be reclassified to Interest expense as interest payments are made on our variable-rate debt. At December 31, 2013, we estimate that an additional $339,327 will be reclassified as interest expense during the next 12 months.

CPA®:18 – Global 2013 10-K – 63

Notes to Consolidated Financial Statements

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We currently have concentrations of credit risk in our portfolio as we have a limited number of investments.

We intend to regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks. Our portfolio does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the fourth quarter of 2013, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our share of equity investments or noncontrolling interests.

Lessee	Annualized Contractual Minimum Base Rent	% of Annualized Contractual Minimum Base Rent	Property Location	Property Type	Tenant Industry
State Farm	$6,957,924	41.7%	Austin, TX	Office	Insurance
Agrokor	7,744,500	46.4%	Split, Zadar, Zagreb (3), Croatia	Retail	Grocery
Crowne Group	1,993,614	11.9%	Logansport, IN, Madison, IN, Marion, SC	Industrial	Automobile
	$16,696,038	100.0%

Note 8. Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases with an aggregate carrying value of $119,335,849 at December 31, 2013. At December 31, 2013, we had one fixed rate mortgage note payable with a balance of $72,800,000 that bore a fixed annual interest rate of 4.5% and one mortgage that bore interest at a variable contractual annual rate of 5.6% with a balance of $12,260,177, both having maturity dates in 2023.

Financing Activity During 2013

State Farm Mortgage

We obtained a mortgage loan of $72,800,000 from an unrelated third party in connection with the acquisition of the property leased to State Farm (Note 4) with payments that are interest-only until its maturity date on September 10, 2023. The loan is non-recourse and has a fixed annual interest rate of 4.5%. We capitalized $220,183 of deferred financing costs related to this loan.

Agrokor Loan Facility Agreement

We entered into a loan facility agreement with an unrelated third party in connection with the acquisition of the properties leased to Agrokor (Note 4). This facility, which is denominated in euros, has a seven-year term, matures on December 31, 2020 and is for €31,250,000 (or $42,929,000) at a rate of 430 basis points plus the 7 Years EUR Swap rate. On February 25, 2014, we drew down the full balance from this facility (Note 13).

Crowne Group Mortgage

We obtained a mortgage loan of $12,260,177 from an unrelated third party in connection with the acquisition of the property leased to Crowne Group (Note 5) which matures on December 30, 2023. The loan is non-recourse and has a variable annual interest rate of LIBOR plus 255 basis points, which was effectively swapped to a fixed rate of 5.6% at December 31, 2013 (Note 7). We capitalized $168,963 of deferred financing costs related to this loan.

CPA®:18 – Global 2013 10-K – 64

Notes to Consolidated Financial Statements

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2013 and thereafter are as follows:

Years Ending December 31,	Total
2014	$280,575
2015	306,082
2016	306,082
2017	306,082
2018	306,082
Thereafter through 2023	83,555,274
Total	$85,060,177

Note 9. Commitments and Contingencies

At December 31, 2013, we were not involved in any material litigation.

Note 10. Loss Per Share and Equity

The following tables depict loss per share for the period presented:

	Year Ended December 31, 2013
	Weighted-Average Shares Outstanding	Allocation of Net Loss (a)	Loss Per Share
Class A common stock	2,792,648	$(495,935)	$(0.18)
Class C common stock	497,725	(134,888)	(0.27)
Net loss attributable to CPA®:18 – Global		$(630,823)
__________

(a)
The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the year ended December 31, 2013. The allocation for the Class A common stock excludes the shareholder servicing fee of $46,499 during 2013 that is only applicable to holders of Class C common stock (Note 3).

Subsequent to December 31, 2013 and through February 28, 2014, we issued an additional 19,812,267 shares of Class A common stock and an additional 1,393,769 shares of Class C common stock in our initial public offering.

Proceeds from certain of the shares that we sold are held in escrow and considered unsettled until such time as all contingencies have been removed and the buyer has voting rights, or approximately three days. At December 31, 2013, 504,115 of the Class A shares that were sold remain unsettled and we have recorded a receivable of $4,511,981 relating to such shares.

Stock-Based Compensation

We issued 1,851 shares Class A common stock to each of our four independent directors during the third quarter of 2013, valued at $9.00 per share, as part of their director compensation. For the year ended December 31, 2013, we recognized stock-based compensation expense of $66,666 associated with the issuance of these shares.

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents annualized distributions per share reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Year Ended December 31, 2013
	Class A	Class C
Ordinary income	$—	$—
Capital gain	—	—
Return of capital	0.1155	0.0982
Total distributions paid	$0.1155	$0.0982

Daily distributions on our shares began to accrue once subscription proceeds for our common stock reached the minimum offering amount of $2,000,000 and we began admitting stockholders on July 25, 2013. On September 18, 2013, our board of directors declared distributions at a daily rate of $0.0016983 for the Class A common stock and $0.0014442 for the Class C common stock for the quarter ending December 31, 2013, which were paid on or about January 15, 2014 to stockholders of record on each day of the quarter. At December 31, 2013, we had distributions payable of $1,821,171.

On December 11, 2013, our board of directors declared distributions at a daily rate of $0.0017361 for the Class A common stock and $0.0014763 for the Class C common stock for the quarter ending March 31, 2014, payable on or about April 15, 2014 to stockholders of record on each day of the quarter.

Distributions are declared at the discretion of our board of directors and are not guaranteed. Until we substantially invest the net proceeds of our initial public offering, distributions may be paid from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

Accumulated Other Comprehensive Loss

The following table presents the components of Accumulated other comprehensive loss reflected in equity, net of tax.

December 31, 2013
Foreign currency translation adjustments	$124,801
Unrealized loss on derivative instrument	(219,291)
Accumulated other comprehensive loss	$(94,490)

CPA®:18 – Global 2013 10-K – 65

Notes to Consolidated Financial Statements

For the year ended December 31, 2013, we recognized an unrealized loss of $220,267 related to our interest rate swap, of which $976 was reclassified to interest expense.

Note 11. Segment Information

We have determined that we operate in one reportable segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows:

Year Ended December 31, 2013	Domestic	International (a)	Total
Revenues (b)	$3,007,415	$284,260	$3,291,675
Loss from continuing operations before income taxes	(127,299)	(102,894)	(230,193)
Net income attributable to noncontrolling interests	(360,897)	(29,252)	(390,149)
Net loss attributable to CPA®:18 – Global	(488,195)	(142,628)	(630,823)
Long-lived assets (c)	150,212,855	21,451,640	171,664,495
Non-recourse debt	85,060,177	—	85,060,177
___________

(a)	Includes operations in Croatia.

(b)	Domestic revenue is almost entirely attributable to our State Farm property and all of the international revenue is attributable to our Agrokor property.

(c)	Consists of Net investments in real estate.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$—	$—	$947,440	$2,344,235
Operating expenses	—	65,240	603,846	1,635,343
Net loss	—	(65,240)	(71,892)	(103,542)
Net income attributable to noncontrolling interests	—	—	(66,417)	(323,732)
Net loss attributable to CPA®:18 – Global	$—	$(65,240)	$(138,309)	$(427,274)

Class A common stock:
Loss per share (a)	$—	$(2.81)	$(0.18)	$(0.03)
Weighted average shares outstanding	—	23,222	616,292	10,469,534
Distributions declared per share	$—	$—	$0.1155	$0.1562

Class C common stock:
Loss per share (a)	$—	$—	$(0.20)	$(0.05)
Weighted average shares outstanding	—	—	149,294	1,825,374
Distributions declared per share	$—	$—	$0.0982	$0.1329

___________

(a)	The sum of the quarterly Loss per share does not agree to the annual Loss per share for 2013 due to the issuances of our common stock that occurred during 2013.

Note 13. Subsequent Events

Acquisitions and Financing

On February 27, 2014, we purchased an office building with three underground parking floors in Oslo, Norway from Siemens AS for a total cost of approximately $89,951,000 with a lease term of 12 years. We obtained a non-recourse bond of approximately $52,066,000 of non-recourse bond that bears a fixed interest rate of 3.5% and matures on December 14, 2025.

On February 25, 2014, we withdrew €31,250,000 (or $42,929,000)from our loan facility agreement for the refinancing of the Agrokor investment (Note 8).

On February 7, 2014, we purchased a building in Norcross, Georgia from Automobile Protection Corporation for a total cost of approximately $5,848,000 with a lease term of 15 years. We obtained approximately $3,835,000 of non-recourse mortgage that bears a fixed interest rate of 5.1% and matures on February 5, 2024.

On February 3, 2014, we purchased a distribution center in University Park, Illinois, which is leased to Solo Cup Operating Company, for a total cost of approximately $84,666,000 and with a remaining lease term of 9.5 years. We obtained approximately $47,250,000 of non-recourse mortgage that bears a fixed interest rate of 5.1% and matures on February 6, 2024.

On January 23, 2014, we purchased a self-storage facility located in St. Petersburg, Florida for a total cost of approximately $12,127,000. On January 22, 2014, we purchased a self-storage facility located in Kissimmee, Florida for a total cost of approximately

CPA®:18 – Global 2013 10-K – 66

Notes to Consolidated Financial Statements

$12,318,000. On January 23, 2014, we obtained a mortgage loan for approximately $14,500,000 that is secured by both of these self-storage facilities. This loan bore interest at a fixed rate at 4.9% and matures on January 23, 2024.

On January 16, 2014, we purchased an office/warehouse facility in Streetsboro, Ohio, which is leased to Air Enterprises Acquisition, LLC, for a total cost of approximately $7,016,000, which includes a $1,050,000 cash hold back for future capital improvements, with a lease term of 15 years.

Under the advisory agreement, the advisor is entitled to acquisition fees related to the above acquisitions. The initial portion of such fees is payable upon acquisition and the payment of the remaining portion is subordinated to a preferred return. The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment (Note 3).

Given the short period of time between the acquisition dates and the issuance of this Report, we have not yet finalized the purchase price allocation for the transactions noted above. As such, it was not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for these transactions (if applicable).

Hedging Activity

On February 27, 2014, we executed a forward contract with a notional amount of 47,540,000 Norwegian Krone (“NOK”), specifically related to our Siemens investment, to hedge our quarterly cash flows against fluctuation in the NOK to the U.S. dollar.

On January 16, 2014, we executed a forward contract, specifically related to our Agrokor investment (Note 4), to hedge our quarterly cash flows against fluctuation in the euro to the U.S. dollar.

CPA®:18 – Global 2013 10-K – 67

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation(c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases:
Office facility in Austin, TX	$72,800,000	$29,215,472	$67,993,428	$—	$—	$29,215,472	$67,993,428	$97,208,900	$771,039	1993	Aug. 2013	40 yrs.
Retail facility in Zagreb, Croatia	—	—	10,828,306	—	4,456	—	10,832,762	10,832,762	12,090	2005	Dec. 2013	34 yrs.
Retail facility in Zagreb, Croatia	—	—	10,575,790	—	4,311	—	10,580,101	10,580,101	11,061	2006	Dec. 2013	36 yrs.
Retail facility in Zagreb, Croatia	—	2,264,430	10,675,693	—	5,102	2,265,175	10,680,050	12,945,225	12,200	2006	Dec. 2013	34 yrs.
Retail facility in Zadar, Croatia	—	4,320,173	10,535,703	—	5,692	4,321,592	10,539,976	14,861,568	13,030	2007	Dec. 2013	33 yrs.
Retail facility in Split, Croatia	—	—	3,160,522	—	1,256	—	3,161,778	3,161,778	4,407	2001	Dec. 2013	27 yrs.
Land in Madison, IN	436,141	833,530	—	—	—	833,530	—	833,530	—	N/A	Dec. 2013	N/A
	$73,236,141	$36,633,605	$113,769,442	$—	$20,817	$36,635,769	$113,788,095	$150,423,864	$823,827

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method:
Industrial facility in Logansport, IN	$4,541,169	$454,582	$7,688,865	$—	$—	$8,143,447	1990	Dec. 2013
Industrial facility in Madison, IN	1,955,820	355,774	3,382,091	—	—	3,737,865	2000	Dec. 2013
Industrial facility in Marion, SC	5,327,047	753,339	9,429,807	—	—	10,183,146	1968	Dec. 2013
	$11,824,036	$1,563,695	$20,500,763	$—	$—	$22,064,458

CPA®:18 – Global 2013 10-K – 68

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

___________

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs, and other related professional fees.

(b)
The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.

(c)	Reconciliation of real estate and accumulated depreciation (see below):

Reconciliation of Real Estate Subject to Operating Leases
Year Ended
December 31, 2013
Beginning balance	$—
Additions	150,403,047
Foreign currency translation adjustment	20,817
Ending balance	$150,423,864

Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
Year Ended
December 31, 2013
Beginning balance	$—
Depreciation expense	823,827
Ending balance	$823,827

At December 31, 2013, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $162,363,742.

CPA®:18 – Global 2013 10-K – 69

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2013 at a reasonable level of assurance.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

CPA®:18 – Global 2013 10-K – 70

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CPA®:18 – Global 2013 10-K – 71

PART IV
Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant's Form 8-A filed on June 11, 2013

3.3	Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on November 21, 2012

4.1	Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-A filed on June 11, 2013

10.1	Form of Selected Dealer Agreement	Incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on April 15, 2013

10.2	Escrow Agreement, dated as of May 8, 2013, by and among Carey Financial, LLC, Corporate Property Associates 18 – Global Incorporated and UMB Bank, N.A.	Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed on June 20, 2013

10.3	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on June 20, 2013

10.4	Advisory Agreement, dated as of May 7, 2013, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on June 20, 2013

10.5	Agreement of Limited Partnership, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA®:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed on June 20, 2013

10.6	Amended and Restated Limited Liability Company Operating Agreement of SFT INS (TX) LLC, effective as of August 20, 2013	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (File No. 000-54970) filed on November 8, 2013

10.7	Framework Agreement dated December 18, 2013 among Agrokor d.d., Konzum d.d. and WPC Agro 5 d.o.o.	Incorporated by reference to Exhibit 10.1 to the registrant's current Report on Form 8-K (File No. 000-54970) filed on December 24, 2013

10.8	Purchase and Sale Agreement dated January 13, 2014 by University Cup, LLC and Cups Number One (DE) LLC	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-54970) filed on February 7, 2014

21.1	List of Registrant Subsidiaries	Filed herewith

CPA®:18 – Global 2013 10-K – 72

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statement of Operations for the year ended December 31, 2013, (iii) Consolidated Statement of Comprehensive Loss for the year ended December 31, 2013, (iv) Consolidated Statements of Equity for the period from September 7, 2012 to December 31, 2012 and the year ended December 31, 2013, (v) Consolidated Statement of Cash Flows for the year ended December 31, 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III — Real Estate and Accumulated Depreciation, and (viii) Notes to Schedule III. *
Filed herewith
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

CPA®:18 – Global 2013 10-K – 73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated

Date:	March 19, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Trevor P. Bond	Chief Executive Officer and Director	March 19, 2014
Trevor P. Bond	(Principal Executive Officer)

/s/ Catherine D. Rice	Chief Financial Officer	March 19, 2014
Catherine D. Rice	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 19, 2014
Hisham A. Kader	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	March 19, 2014
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 19, 2014
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 19, 2014
Richard J. Pinola

/s/ James D. Price	Director	March 19, 2014
James D. Price

CPA®:18 – Global 2013 10-K – 74

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant's Form 8-A filed on June 11, 2013

3.3	Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on November 21, 2012

4.1	Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-A filed on June 11, 2013

10.1	Form of Selected Dealer Agreement	Incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on April 15, 2013

10.2	Escrow Agreement, dated as of May 8, 2013, by and among Carey Financial, LLC, Corporate Property Associates 18 – Global Incorporated and UMB Bank, N.A.	Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed on June 20, 2013

10.3	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on June 20, 2013

10.4	Advisory Agreement, dated as of May 7, 2013, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on June 20, 2013

10.5	Agreement of Limited Partnership, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA®:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed on June 20, 2013

10.6	Amended and Restated Limited Liability Company Operating Agreement of SFT INS (TX) LLC, effective as of August 20, 2013	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (File No. 000-54970) filed on November 8, 2013

10.7	Framework Agreement dated December 18, 2013 among Agrokor d.d., Konzum d.d. and WPC Agro 5 d.o.o.	Incorporated by reference to Exhibit 10.1 to the registrant's current Report on Form 8-K (File No. 000-54970) filed on December 24, 2013

10.8	Purchase and Sale Agreement dated January 13, 2014 by University Cup, LLC and Cups Number One (DE) LLC	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-54970) filed on February 7, 2014

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statement of Operations for the year ended December 31, 2013, (iii) Consolidated Statement of Comprehensive Loss for the year ended December 31, 2013, (iv) Consolidated Statements of Equity for the period from September 7, 2012 to December 31, 2012 and the year ended December 31, 2013, (v) Consolidated Statement of Cash Flows for the year ended December 31, 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III — Real Estate and Accumulated Depreciation, and (viii) Notes to Schedule III. *
Filed herewith
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