Form 10-Q
period 2014-03-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2014-05-09
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Registrant has 70,341,509 shares of Class A common stock, $0.001 par value, and 5,651,346 shares of Class C common stock, $0.001 par value, outstanding at April 30, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 19, 2014, or the 2013 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CPA®:18 – Global 3/31/2014 10-Q – 1

PART I
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Investments in real estate:
Real estate, at cost	$411,958	$150,424
Operating real estate, at cost	20,880	—
Accumulated depreciation	(2,277)	(824)
Net investments in properties	430,561	149,600
Net investment in direct financing leases	30,107	22,064
Net investments in real estate	460,668	171,664
Cash and cash equivalents	333,599	109,061
In-place lease intangible assets, net	106,679	53,337
Below-market ground lease intangible asset, net	17,651	8,224
Other intangible assets, net	10,762	—
Other assets, net	54,422	13,384
Total assets	$983,781	$355,670

Liabilities and Equity
Liabilities:
Non-recourse debt	$200,662	$85,060
Bonds payable	52,503	—
Due to affiliate	16,130	5,149
Deferred income taxes	15,053	8,350
Prepaid and deferred rental income	11,038	3,317
Accounts payable, accrued expenses and other liabilities	9,729	1,502
Distributions payable	6,259	1,821
Total liabilities	311,374	105,199

Commitments and contingencies (Note 11)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 59,314,868 and 21,290,097 shares issued and outstanding, respectively	59	21
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 4,994,383 and 2,776,001 shares issued and outstanding, respectively	5	3
Additional paid-in capital	575,098	215,371
Distributions and accumulated losses	(23,063)	(2,567)
Accumulated other comprehensive loss	(894)	(94)
Total CPA®:18 – Global stockholders’ equity	551,205	212,734
Noncontrolling interests	121,202	37,737
Total equity	672,407	250,471
Total liabilities and equity	$983,781	$355,670

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 3/31/2014 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

Three Months Ended March 31, 2014
Revenues
Lease revenues:
Rental income	$5,659
Interest income from direct financing leases	552
Total lease revenues	6,211
Other real estate income	421
Other operating income	62
6,694
Operating Expenses
Acquisition expenses (inclusive of $15,872 to a related party)	18,994
Depreciation and amortization	2,715
General and administrative (inclusive of $104 to a related party)	638
Property expenses (inclusive of $331 to a related party)	627
Other real estate expenses	117
23,091
Other Income and Expenses
Interest expense (inclusive of $20 to a related party)	(2,076)
Other income	230
(1,846)
Loss from continuing operations before income taxes	(18,243)
Benefit from income taxes	263
Net Loss	(17,980)
Net loss attributable to noncontrolling interests (inclusive of Available Cash Distribution to advisor of $69)	3,743
Net Loss Attributable to CPA®:18 – Global	$(14,237)

Class A common stock:
Net loss attributable to CPA®:18 – Global	$(12,856)
Weighted average shares outstanding	38,001,011
Net loss per share	$(0.34)
Distributions declared per share	$0.1562

Class C common stock:
Net loss attributable to CPA®:18 – Global	$(1,381)
Weighted average shares outstanding	3,820,432
Net loss per share	$(0.36)
Distributions declared per share	$0.1329

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 3/31/2014 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

Three Months Ended March 31, 2014
Net Loss	$(17,980)
Other Comprehensive Loss:
Foreign currency translation adjustments	(461)
Change in net unrealized loss on derivative instruments	(663)
(1,124)
Comprehensive Loss	(19,104)

Amounts Attributable to Noncontrolling Interests:
Net loss	3,743
Foreign currency translation adjustments	324
Comprehensive loss attributable to noncontrolling interests	4,067

Comprehensive Loss Attributable to CPA®:18 – Global	$(15,037)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 3/31/2014 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
							Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common stock
	Class A		Class C		General
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2013	—	$—	—	$—	23,222	$—	$209	$—	$—	$209	$—	$209
Renaming of General Shares to Class A common stock	23,222	—	—	—	(23,222)	—	—	—	—	—	—	—
Shares issued, net of offering costs	21,251,565	21	2,776,001	3	—	—	215,016	—	—	215,040	—	215,040
Shares issued to affiliate	7,903	—	—	—	—	—	79	—	—	79	—	79
Stock-based compensation	7,407	—	—	—	—	—	67	—	—	67	—	67
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	38,169	38,169
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(853)	(853)
Distributions declared ($0.2717 and $0.2311 per share to Class A and Class C, respectively)	—	—	—	—	—	—	—	(1,936)	—	(1,936)	—	(1,936)
Net Loss	—	—	—	—	—	—	—	(631)	—	(631)	390	(241)
Other Comprehensive Loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	125	125	31	156
Change in unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	(219)	(219)	—	(219)
Balance at December 31, 2013	21,290,097	21	2,776,001	3	—	—	215,371	(2,567)	(94)	212,734	37,737	250,471
Shares issued, net of offering costs	38,003,231	38	2,218,382	2	—	—	359,512	—	—	359,552	—	359,552
Shares issued to affiliate	21,540	—	—	—	—	—	215	—	—	215	—	215
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	95,889	95,889
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(8,357)	(8,357)
Distributions declared ($0.1562 and $0.1329 per share to Class A and Class C, respectively)	—	—	—	—	—	—	—	(6,259)	—	(6,259)	—	(6,259)
Net Loss	—	—	—	—	—	—	—	(14,237)	—	(14,237)	(3,743)	(17,980)
Other Comprehensive Loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(137)	(137)	(324)	(461)
Change in net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(663)	(663)	—	(663)
Balance at March 31, 2014	59,314,868	$59	4,994,383	$5	—	$—	$575,098	$(23,063)	$(894)	$551,205	$121,202	$672,407

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 3/31/2014 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

Three Months Ended March 31, 2014
Cash Flows — Operating Activities
Net loss	$(17,980)
Adjustments to net loss:
Depreciation and amortization, including intangible assets and deferred financing costs	2,859
Unrealized gain on foreign currency transactions and others	(3)
Realized loss on foreign currency transactions and others	38
Straight-line rent adjustment and amortization of rent-related intangibles	(409)
Net change in other operating assets and liabilities	15,364
Net Cash Used in Operating Activities	(131)

Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases, net of cash acquired	(350,937)
Value added taxes, or VAT, paid in connection with acquisition of real estate	(34,071)
VAT refunded in connection with acquisition of real estate	2,672
Funds placed in escrow	(5,707)
Payment of deferred acquisition fees to an affiliate	(644)
Net Cash Used in Investing Activities	(388,687)

Cash Flows — Financing Activities
Distributions paid	(1,821)
Contributions from noncontrolling interests	95,889
Distributions to noncontrolling interests	(8,357)
Scheduled payments of mortgage principal	(328)
Proceeds from mortgage financing	115,883
Proceeds from bond financing	52,066
Payment of deferred financing costs and mortgage deposits	(1,794)
Receipt of tenant security deposits	4,072
Proceeds from issuance of shares, net of issuance costs	357,447
Net Cash Provided by Financing Activities	613,057

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	299
Net increase in cash and cash equivalents	224,538
Cash and cash equivalents, beginning of period	109,061
Cash and cash equivalents, end of period	$333,599

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 3/31/2014 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a Maryland corporation formed in September 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the United States, or the U.S. We intend to qualify as a real estate investment trust, or REIT, under the internal revenue code for the taxable year ended December 31, 2013. We are a general partner and a limited partner and own a 99.97% interest in CPA:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership. We intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. The Operating Partnership was formed on April 8, 2013. On July 3, 2013, WPC–CPA®:18 Holdings, LLC, or CPA®:18 Holdings, a subsidiary of our sponsor, W. P. Carey Inc., or WPC, acquired a special general partner interest in the Operating Partnership. On August 20, 2013, we acquired our first property. At March 31, 2014, our portfolio was comprised of full or partial ownership interests in 16 properties, all of which were fully occupied and triple-net leased to 13 tenants totaling 3.7 million square feet (unaudited). In addition, our portfolio was comprised of our full ownership interests in two self-storage properties totaling 0.3 million square feet (unaudited).

We are managed by WPC through Carey Asset Management Corp., or Carey Asset Management or the advisor. Our advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. W. P. Carey & Co. B.V., an affiliate of our advisor, provides asset management services with respect to our foreign investments.

On April 8, 2013, with the approval of our board of directors, we amended our articles of incorporation, and as a result, we are authorized to issue 320,000,000 shares of Class A common stock, 80,000,000 shares of Class C common stock, and 50,000,000 shares of preferred stock. All of the authorized shares have a par value of $0.001 per share.

Public Offering

On May 7, 2013, our registration statement on Form S-11 (File No. 333-185111), or the Registration Statement, was declared effective by the SEC under the Securities Act of 1933, or the Securities Act. This Registration Statement covers our initial public offering of up to $1.0 billion of common stock, in any combination of Class A common stock and Class C common stock at a price of $10.00 per share of Class A common stock and $9.35 per share of Class C common stock. The Registration Statement also covers the offering of up to $400.0 million in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our distribution reinvestment and stock purchase plan, or DRIP, at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. Our initial public offering is being made on a “best efforts” basis by Carey Financial, LLC, our dealer manager and a subsidiary of WPC, or Carey Financial, and selected other dealers. The per share amount of distributions on shares of Class A and C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will be lower than distributions on shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees (Note 3). We currently intend to sell shares in our initial public offering until May 7, 2015, unless we sell all of the shares sooner; however, our board of directors may decide to extend the offering for up to an additional 18 months, and if so we would announce such extension in a prospectus supplement. In some states, we will need to renew our registration annually in order to continue offering our shares beyond the initial registration period. On July 25, 2013, aggregate subscription proceeds for our Class A and Class C common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. Through March 31, 2014, we raised gross offering proceeds for our Class A common stock and Class C common stock of $589.8 million and $46.5 million, respectively. The gross offering proceeds raised exclude reinvested distributions through the DRIP of $0.9 million and $0.2 million for our Class A common stock and Class C common stock, respectively. See Note 13 for additional information regarding the discontinuation of the offering of Class A shares.

CPA®:18 – Global 3/31/2014 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S., or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, which are included in the 2013 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

We had no operating activity prior to April 8, 2013 and acquired our first investment on August 20, 2013. As such, consolidated results of operations and cash flows for the three months ended March 31, 2013 have not been presented.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed to be a variable interest entity, or VIE, and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. During the three months ended March 31, 2014, we made several new investments (Note 4) that we evaluated for VIE purposes. We have concluded that none of our investments through March 31, 2014 qualify as a VIE.

For an entity that is not considered to be a VIE but rather a voting interest entity, or VOE, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

Based on our evaluation, we determined that our Operating Partnership was not a VIE but should be consolidated as we control all decisions regarding our Operating Partnership. We account for the special general partner interest held by CPA®:18 Holdings in the Operating Partnership as a noncontrolling interest.

CPA®:18 – Global 3/31/2014 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Requirement

The following Accounting Standard Update, or ASU, promulgated by the Financial Accounting Standards Board, or FASB, is applicable to us:

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pre-tax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business, we may sell properties, which, under prior accounting guidance, would have been reported each as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for any dispositions after December 31, 2013. Consequently, individually significant operations that are sold or classified as held-for-sale during 2014 will not be reclassified to discontinued operations in the consolidated statements of income, but will be disclosed in the Notes to the consolidated financial statements. This ASU did not have a significant impact on our financial position or results of operations for any of the periods presented.

Note 3. Agreements and Transactions with Related Parties

On May 7, 2013, we entered into an advisory agreement with the advisor to perform certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans, day-to-day management, and the performance of certain administrative duties. The term of the advisory agreement is through September 30, 2014 and is scheduled to renew annually thereafter with our approval.

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor and other affiliates in accordance with the terms of the related agreements (in thousands):

		Three Months Ended March 31, 2014
Amounts Included in the Consolidated Statement of Operations:
Acquisition expenses		$15,872
Asset management fees		331
Available Cash Distribution		69
Interest expense on deferred acquisition fees		20
Personnel and overhead reimbursements		16
Shareholder servicing fee		88
		$16,396

Other Transaction Fees Incurred:
Selling commissions and dealer manager fees		$38,670
Current acquisition fees		471
Deferred acquisition fees		484
Offering costs		798
		$40,423

	March 31, 2014	December 31, 2013
Due to Affiliate:
Deferred acquisition fees, including interest	$9,546	$2,705
Accounts payable	6,414	2,406
Asset management fees payable	154	38
Reimbursable costs	16	—
	$16,130	$5,149

CPA®:18 – Global 3/31/2014 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Organization and Offering Costs

Pursuant to the advisory agreement with the advisor, we are liable for certain expenses related to our initial public offering, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, and are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor has agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 2.0% of the gross proceeds from the initial public offering if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds from the initial public offering if the gross proceeds are $750.0 million or more. Since inception and through March 31, 2014, the advisor has incurred organization and offering costs of $0.1 million and $5.8 million, respectively, on our behalf, of which we repaid $5.2 million. We recorded a liability to the advisor for the remaining unpaid offering costs based on our estimate of expected gross offering proceeds.

Loan from WPC

Our board of directors and the board of directors of WPC have approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by our advisor’s investment committee that we would not otherwise have sufficient available funds to complete, with any loans to be made solely at the discretion of the management of WPC. We did not borrow any funds from WPC during the three months ended March 31, 2014 nor do we have any amounts outstanding at March 31, 2014.

Asset Management Fees

Pursuant to the advisory agreement, the advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. The asset management fees are payable in cash or shares of our Class A common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, or, if an NAV has not yet been published, as currently is the case, $10.00 per share, which is the price at which our Class A shares are being sold in our initial public offering. For 2013 and 2014, the advisor elected to receive its asset management fees in shares of our Class A common stock. At March 31, 2014, the advisor owned 52,665 shares (0.1%) of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated statement of operations.

Selling Commissions and Dealer Manager Fees

On May 7, 2013, we entered into a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission, depending on the class of common stock sold, of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with sales of our Class C common stock. The amount of the shareholder servicing fee will be 1.0% of the selling price per share (or, once reported, the amount of our NAV) for the Class C common stock in our initial public offering. The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, equals 10.0% of the gross proceeds from our initial public offering, which we have not yet reached. The shareholder servicing fee for the three months ended March 31, 2014 was less than $0.1 million and is included in General and administrative on the consolidated statement of operations. See Note 13 for additional information regarding the discontinuation of the offering of Class A shares.

Acquisition and Disposition Fees

The advisor receives acquisition fees, a portion of which is payable upon acquisition and the payment of the remaining portion is subordinated to a preferred return, a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our

CPA®:18 – Global 3/31/2014 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

portion of each investment for all investments other than those in readily-marketable real estate securities purchased in the secondary market, for which the advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter on which a property was purchased. Unpaid deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. The total acquisition fees to be paid (initial and subordinated, and including interest thereon) will not exceed 6.0% of the aggregate contract purchase price of all investments and loans.

In addition, pursuant to the advisory agreement, the advisor may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5.0% preferred return. These fees, which are paid at the discretion of our board of directors, are deferred and are payable to the advisor only in connection with a liquidity event.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by our advisor under the Corporate Property Associates brand name, or the CPA® REITs, and Carey Watermark Investors Incorporated, or CWI, which is a publicly-owned non-listed REIT sponsored by WPC.

We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions and dispositions. Personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

Excess Operating Expenses

The advisory agreement provides that, for any four trailing quarters (with quoted variables as defined in the advisory agreement), “operating expenses” may not exceed the greater of 2.0% of our “average invested assets” or 25.0% of our “adjusted net income.” For the year ended December 31, 2013, we charged back less than $0.1 million to the advisor as excess operating expenses pursuant to the limitation described above. Our board of directors may elect to repay the advisor for such excess operating expenses in its sole discretion. For the first quarter of 2014, our operating expenses were below the 2.0%/25.0% threshold.

Available Cash Distributions

CPA®:18 Holdings’ interest in the Operating Partnership entitles it to receive distributions of 10.0% of the available cash generated by the Operating Partnership, referred to as the Available Cash Distribution. During the three months ended March 31, 2014, we made less than $0.1 million of such distributions. Available Cash Distributions are included in Net loss attributable to noncontrolling interests in the consolidated financial statements.

Jointly-Owned Investments and Other Transactions with Affiliates

At March 31, 2014, we owned interests ranging from 50% to 80% in three jointly-owned investments, with the remaining interests held by one of the CPA® REITs, Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global. We consolidate all of these investments and we account for CPA®:17 – Global’s equity investments as noncontrolling interests.

CPA®:18 – Global 3/31/2014 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Land	$67,039	$36,636
Building	344,919	113,788
Less: Accumulated depreciation	(2,200)	(824)
	$409,758	$149,600

Operating Real Estate

Operating real estate, which consists of our self-storage operations, at cost, is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Land	$6,565	$—
Building	14,315	—
Less: Accumulated depreciation	(77)	—
	$20,803	$—

2014 Acquisitions

During the three months ended March 31, 2014, we acquired eight new investments, two of which were considered to be asset acquisitions, five which were considered to be business combinations, and one was considered to be a direct financing lease (Note 5).

Real Estate Asset Acquisitions

During the three months ended March 31, 2014, we entered into two domestic investments that were deemed to be real estate asset acquisitions because we entered into new leases in connection with the acquisitions, at a total cost of $11.7 million, including lease intangible assets of $2.8 million (Note 7), and acquisition-related costs and fees of $0.7 million, which were capitalized. A portion of the transaction fees capitalized include current and deferred acquisition fees paid and payable to our advisor, respectively (Note 3).

Business Combinations

Bank Pekao S.A. — On March 31, 2014, we acquired a 50% controlling interest in a jointly-owned investment, which is co-owned by our affiliate, CPA®:17 – Global, and on that date acquired the Bank Pekao S.A., or Bank Pekao, office headquarters located in Warsaw, Poland from an unaffiliated third party. The jointly-owned investment acquired real estate assets and intangibles of $147.9 million, with our portion of the investment totaling $74.0 million. CPA®:17 – Global’s equity investment was $74.0 million, which we account for as a noncontrolling interest. We have concluded that we will consolidate this entity as we are the managing member and the non-managing member does not have substantive participating or “kick-out” rights. This office facility is subject to multiple leases, of which Bank Pekao is the largest tenant and occupies over 98% of the rental space. Bank Pekao’s triple-net lease will expire on May 15, 2023 unless extended at the option of the lessee. The rent for this lease is subject to annual Harmonized Index of Consumer Prices, or HICP, which is an indicator of inflation and price stability for the European Central Bank. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $8.4 million, which include acquisition fees paid to the advisor (Note 3). There was no debt financing obtained for this acquisition as of March 31, 2014. Upon acquisition, we placed certain funds in escrow, which we considered to be restricted cash. At March 31, 2014, $0.6 million of restricted cash related to the Bank Pekao investment is included in Other assets, net on the consolidated balances sheets. We recorded a deferred tax asset of $1.9 million related to this investment, which was fully offset by a valuation allowance as we currently estimate that it is more likely than not that we will unable to recover this asset.

Siemens AS — On February 27, 2014, we acquired a Siemens AS, or Siemens, office headquarters located in Oslo, Norway from an unaffiliated third party for $82.0 million. This facility consists of an office building and three underground parking floors, which

CPA®:18 – Global 3/31/2014 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Siemens leases except for a portion of the underground parking. These triple-net leases expire on December 14, 2025 with two 10-year renewal options and rent subject to annual Norwegian krone, or NOK, consumer price index, or CPI, indexation. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $5.2 million, which include acquisition fees paid to the advisor (Note 3). Debt was incurred at closing through the issuance of privately placed bonds indexed to inflation in the amount of $52.1 million (NOK 315.0 million) (Note 10). In conjunction with this acquisition, we placed certain funds in escrow for costs related to (i) ongoing construction on the property that the seller is obligated to complete and (ii) a pre-existing contractor dispute that was assumed in the acquisition. Funds for the ongoing construction and contractor dispute will be released when the construction has been completed and a binding settlement is reached, respectively. At March 31, 2014, $4.0 million of restricted cash related to the Siemens property is included in Other assets, net on the consolidated balances sheets. Because we acquired stock in a subsidiary of the seller to complete the acquisition, this investment is considered to be a share transaction, and as a result, we assumed the tax basis of the entity that we purchased and recorded a deferred tax liability of $7.0 million and goodwill in the same amount.

Solo Cup — On February 3, 2014, we acquired a distribution center located in University Park, Illinois from an unaffiliated third party for $80.7 million. The property is leased to Solo Cup Operating Company, or Solo Cup. This triple-net lease expires on September 30, 2023, has two 5-year renewal options and includes fixed-rent escalations. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $3.9 million, which include acquisition fees paid to the advisor (Note 3). Simultaneously, we entered into a mortgage loan in the amount of $47.3 million (Note 10).

St. Petersburg Self-Storage Facility — On January 23, 2014, we acquired a self-storage facility from an unaffiliated third party for $11.6 million located in St. Petersburg, Florida. We refer to this facility as St. Petersburg Self Storage. In connection with this transaction, we expensed acquisition costs of $0.7 million, which include acquisition fees paid to the advisor (Note 3). On January 23, 2014, we entered into a mortgage loan in the amount of $14.5 million that we split between St. Petersburg Self Storage and Kissimmee Self Storage (described below), which are jointly and severally liable for any possible defaults on the loan (Note 10).

Kissimmee Self-Storage Facility — On January 22, 2014, we acquired a self-storage facility from an unaffiliated third party for $11.7 million located in Kissimmee, Florida. We refer to this facility as Kissimmee Self Storage. In connection with this transaction, we expensed acquisition costs of $0.6 million, which include acquisition fees paid to the advisor (Note 3).

The impact on the carrying value of our Real estate due to the strengthening of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2014 was immaterial.

2013 Acquisitions

In 2013 we made three investments in which we acquired certain properties leased to State Farm Automobile Company, or State Farm, Konzum d. d., or Agrokor, and Crowne Group Inc., or Crowne Group.

CPA®:18 – Global 3/31/2014 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through March 31, 2014 (in thousands):

	2014 Business Combinations (a)
	Bank Pekao	Siemens	Solo Cup	St. Petersburg Self Storage	Kissimmee Self Storage
Cash Consideration	$73,952	$82,019	$80,650	$11,550	$11,735
Assets acquired at fair value:
Land	$—	$14,362	$13,748	$3,258	$3,306
Building	112,676	59,219	52,135	7,128	7,187
In-place lease intangibles assets	23,471	10,528	15,394	1,201	1,221
Above-market rent intangible assets	3,014	—	773	—	—
Below-market ground lease	9,456	—	—	—	—
Other assets assumed	—	2,820	—	7	24
	148,617	86,929	82,050	11,594	11,738
Liabilities assumed at fair value:
Below-market rent intangible liabilities	(713)	—	(1,400)	—	—
Deferred income taxes	—	(6,982)	—	—	—
Other liabilities assumed	—	(4,910)	—	(44)	(3)
	(713)	(11,892)	(1,400)	(44)	(3)
Total identifiable net assets	147,904	75,037	80,650	11,550	11,735
Amounts attributable to noncontrolling interests	(73,952)	—	—	—	—
Goodwill	—	6,982	—	—	—
	$73,952	$82,019	$80,650	$11,550	$11,735

	2014 Business Combinations
	Bank Pekao	Siemens	Solo Cup	St. Petersburg Self Storage	Kissimmee Self Storage
	For the Period from
	March 31, 2014 through March 31, 2014	February 27, 2014 through March 31, 2014	February 3, 2014 through March 31, 2014	January 23, 2014 through March 31, 2014	January 22, 2014 through March 31, 2014
Revenues	$1	$531	$998	$201	$220

Net loss	$(8,481)	$(5,559)	$(3,930)	$(749)	$(638)
Net loss attributable to noncontrolling interests	4,238	—	—	—	—
Net loss attributable to CPA®:18 – Global stockholders	$(4,243)	$(5,559)	$(3,930)	$(749)	$(638)
___________

(a)
The purchase price was allocated to the assets acquired and liabilities assumed based upon their preliminary fair values. The information in this table is based on the best estimates of management as of the date of this Report. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of these assets acquired and liabilities assumed are subject to change.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the business combination acquisitions we completed during the three months ended March 31, 2014, and the new financings related to these acquisitions, had

CPA®:18 – Global 3/31/2014 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

occurred on January 1, 2014. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except share and per share amounts)

Three Months Ended March 31, 2014
Pro forma total revenues	$10,011
Pro forma net loss	(18,019)
Loss attributable to noncontrolling interests	3,608
Pro forma net loss attributable to CPA®:18 – Global	$(14,411)

Pro forma net loss per Class A share:
Net loss Attributable to CPA®:18 – Global	$(13,015)
Weighted average shares outstanding	38,001,011
Net loss per share	$(0.34)

Pro forma net loss per Class C share:
Net loss Attributable to CPA®:18 – Global	$(1,396)
Weighted average shares outstanding	3,820,432
Net loss per share	$(0.37)

Note 5. Finance Receivable

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolio consists of our Net investment in the direct financing lease described below. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.

Crowne Group Investment

On March 7, 2014, we entered into a domestic net lease financing transaction with a subsidiary of Crowne Group from which we acquired two industrial facilities located in Michigan. The total cost was $8.0 million, including land of $1.0 million, building of $6.8 million and transaction costs of $0.2 million that were capitalized. This is a follow-on transaction to the acquisition that we completed with Crowne Group in December 2013. We amended the existing lease with Crowne Group to include the two new properties in Michigan. The amended lease now encompasses a total of five properties, all of which are leased for a 25-year term. Crowne Group will continue to serve as the guarantor under the lease.

Net investment in direct financing lease is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Minimum lease payments receivable	$67,144	$50,006
Unguaranteed residual value	30,107	22,064
	97,251	72,070
Less: unearned income	(67,144)	(50,006)
	$30,107	$22,064

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At both March 31, 2014 and December 31, 2013, the balance of our only finance receivable was not past due and we had not established any allowances for credit losses. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation

CPA®:18 – Global 3/31/2014 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

of our finance receivables was last updated in the first quarter of 2014. At both March 31, 2014 and December 31, 2013, our sole finance receivable had an internal credit rating of three.

At March 31, 2014, Other assets, net included $0.2 million of accounts receivable related to amounts billed under this direct financing lease. We did not have any outstanding account receivables related to the aforementioned direct financing lease at December 31, 2013.

Note 6. Cash Flow Information

Supplemental Non-cash Investing and Financing Activities:

A summary of our non-cash investing and financing activities for the periods presented is as follows (in thousands):

Three Months Ended March 31, 2014
Deferred tax liability (Note 4) (a)	$6,936
Deferred acquisition costs (a)	412
Deferred offering costs (Note 3) (a)	798
Seller paid costs capitalized	228
Due to affiliates (Note 3)	1,209
Unsettled sales of common stock (Note 12)	7,805
Deferred offering costs equity charge (a)	2,507
Deferred financing costs (a)	127
Asset management fees settled in Class A shares (Note 3) (a)	215
First quarter distributions declared (a)	6,259
___________

(a)	Represents items that would be negative if they were to appear within investing and financing activities on consolidated statement of cash flows.

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties (Note 4), we have recorded net lease intangibles that are being amortized over periods ranging from two years to 20 years. In addition, we have ground leases with that are being amortized over periods of up to 99 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated balance sheets. Below-market ground lease intangibles are included in Below-market ground lease intangible asset, net on the consolidated balance sheets. Above-market rent intangibles are included in Other intangible assets, net on the consolidated balance sheets. Below-market rent intangibles are included in Prepaid and deferred rental income on the consolidated balance sheets.

In connection with our investment activity during the three months ended March 31, 2014, we have recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	9.8	$54,577
Below-market ground lease	76.0	9,455
Above-market rent	9.2	3,787
Total intangible assets		$67,819
Amortizable Intangible Liabilities
Below-market rent	16.1	$(2,112)

CPA®:18 – Global 3/31/2014 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Goodwill is included in Other intangible assets, net on the consolidated balance sheets. The following table presents a reconciliation of our goodwill (in thousands):

Total
Balance at January 1, 2014	$—
Acquisition of Siemens (a)	6,982
Balance at March 31, 2014	$6,982
___________

(a)	Represents the consideration exceeding the fair value of the assets acquired and liabilities assumed in our Siemens acquisition (Note 4).

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Lease intangibles:
In-place lease	$108,441	$(1,762)	$106,679	$53,832	$(495)	$53,337
Below-market ground lease	17,675	(24)	17,651	8,227	(3)	8,224
Above-market rent	3,787	(7)	3,780	—	—	—
	129,903	(1,793)	128,110	62,059	(498)	61,561

Unamortizable Intangible Assets
Goodwill	6,982	—	6,982	—	—	—
Total intangible assets	$136,885	$(1,793)	$135,092	$62,059	$(498)	$61,561

Amortizable Intangible Liabilities
Below-market rent	$(3,759)	$80	$(3,679)	$(1,647)	$40	$(1,607)

Net amortization of intangibles, including the effect of foreign currency translation, was $1.3 million for the three months ended March 31, 2014. Amortization of below-market and above-market rent is recorded as an adjustment to Lease revenues on the consolidated statement of operations. We amortize in-place lease intangibles to Depreciation and amortization expense on the consolidated statement of operations over the remaining initial term of each lease. Amortization of below-market ground lease intangibles is included in Property expenses on the consolidated statement of operations.

Based on the intangible assets and liabilities recorded at March 31, 2014, scheduled annual net amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease (Increase) in Rental Revenue	Increase to Amortization/Property Expense	Net
2014 (remaining)	$98	$6,895	$6,993
2015	130	9,194	9,324
2016	121	9,194	9,315
2017	102	6,933	7,035
2018	102	8,426	8,528
Thereafter	(452)	83,688	83,236
	$101	$124,330	$124,431

CPA®:18 – Global 3/31/2014 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including an interest rate cap and swaps; and Level 3, for securities and other derivative assets that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts (Note 9). These derivatives were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency forward contracts (Note 9). These derivatives were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, or Level 3 measurements during the three months ended March 31, 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		March 31, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$253,165	$254,014	$85,060	$85,060
Deferred acquisition fees payable (b)	3	9,546	9,139	2,705	2,705
___________

(a)
We determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity and the current market interest rate.

(b)
We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment of 120 basis points and 75 basis points, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2014 and December 31, 2013.

CPA®:18 – Global 3/31/2014 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors. In addition, we own investments in Europe and are subject to the risks associated with changing foreign currency exchange rates.

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
Derivative Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Foreign currency forward contracts	Other assets, net	$5	$—	$—	$—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	(296)	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(591)	(219)
		$5	$—	$(887)	$(219)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated balance sheets. At both March 31, 2014 and December 31, 2013, no cash collateral had been posted or received for any of our derivative positions.

CPA®:18 – Global 3/31/2014 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments on the consolidated financial statements (in thousands):

Amount of Loss Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2014
Interest rate swaps	$372
Foreign currency forward contracts	291
Total	$663

During the three months ended March 31, 2014, we reclassified $0.1 million from other comprehensive loss into our consolidated statement of operations related to our interest rate swaps.

Interest Rate Swap

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain non-recourse variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged.

The interest rate swaps that we had outstanding on our consolidated subsidiaries at March 31, 2014 are summarized as follows (dollars in thousands):

	Number of Instruments	Notional Amount	Fair Value at March 31, 2014
Interest rate swaps	3	$20,099	$(591)

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the NOK. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. This instrument locks the range in which the foreign currency exchange rate may fluctuate.

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2014 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2014 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts (b)	48		€18,335	$(187)
Foreign currency forward contracts (c)	19	kr	47,540	(104)
				$(291)
___________

CPA®:18 – Global 3/31/2014 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

(a)	Fair value amounts are based on the applicable exchange rate of the euro or the NOK as applicable at March 31, 2014.

(b)
On January 16, 2014 and March 31, 2014, we entered into a series of forward contracts to exchange euro for U.S. dollars for each quarter through April 2020, which was intended to protect our then projected revenue collections against possible exchange rate fluctuations in the euro.

(c)
On February 27, 2014, in conjunction with our Siemens investment (Note 4), we entered into a series of forward contracts to exchange NOK for U.S. dollars for each quarter through January 2019, which was intended to protect our then projected revenue collections from this investment against possible exchange rate fluctuations in NOK.

Other

Amounts reported in Other comprehensive loss related to our interest rate swap will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At March 31, 2014, we estimate that an additional $0.6 million will be reclassified as interest expense and other income during the next 12 months.

We measure our credit exposure on a counterparty basis as the positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of March 31, 2014. At March 31, 2014, we did not have any credit exposure with a counterparty.

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We currently have concentrations of credit risk in our portfolio as we have a limited number of investments. We intend to regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks. At March 31, 2014, our net lease portfolio, which excludes our self-storage facilities, had the following significant property and lease characteristics (percentages based on the percentage of our annualized contractual minimum base rent for the first quarter of 2014), which does contain concentrations in excess of 10% in certain areas, as follows:

•	40% related to domestic properties, which include concentrations in Texas and Illinois of 17% and 14%, respectively;

•	60% related to international properties, which include concentrations in Poland, Croatia, and Norway of 26%, 19%, and 15%, respectively;

•	59% related to office properties, 19% related to retail properties, and 14% related to warehouse/distribution properties; and

•
25% related to the banking industry, 19% related to the grocery industry, 18% related to the insurance industry, 15% related to the electronics industry, and 14% related to the chemical, plastics, rubber, and glass industry.

CPA®:18 – Global 3/31/2014 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Information about Geographic Areas

Our portfolio is comprised of domestic and international investments. At March 31, 2014, our international investments were comprised of investments in Europe. Foreign currency exposure and risk management are discussed above. The following tables present information about our investments on a geographic basis (in thousands):

		Three Months Ended March 31, 2014
Domestic
Revenues (a)		$4,227
Loss from continuing operations before income taxes		(3,978)
Net income attributable to noncontrolling interests		(287)
Net loss attributable to CPA®:18 – Global		(4,266)
International
Revenues (b)		$2,467
Loss from continuing operations before income taxes		(14,265)
Net loss attributable to noncontrolling interests		4,030
Net loss attributable to CPA®:18 – Global		(9,971)
Total
Revenues		$6,694
Loss from continuing operations before income taxes		(18,243)
Net loss attributable to noncontrolling interests		3,743
Net loss attributable to CPA®:18 – Global		(14,237)

	March 31, 2014	December 31, 2013
Domestic
Long-lived assets (c) (d)	$222,124	$119,336
Non-recourse debt and bonds payable	157,949	85,060
International
Long-lived assets (c) (e)	$238,544	$52,328
Non-recourse debt and bonds payable	95,216	—
Total
Long-lived assets (c)	$460,668	$171,664
Non-recourse debt and bonds payable	253,165	85,060
___________

(a)
For the three months ended March 31, 2014, domestic revenue contains concentrations above 10% related to State Farm, ($2.1 million) and Solo Cup ($1.0 million) properties, which are located in Texas and Illinois, respectively.

(b)	For the three months ended March 31, 2014, international revenue contains concentrations above 10% related to Agrokor, properties ($1.9 million) that are located in Croatia.

(c)	Consists of Net investments in real estate.

(d)
At March 31, 2014, domestic long-lived assets contain concentrations above 10% related to our State Farm ($95.9 million) and Solo Cup ($65.6 million) properties, which are located in Texas and Illinois, respectively.

(e)
At March 31, 2014, foreign long-lived assets contain concentrations above 10% related to our Bank Pekao ($112.7 million), Siemens ($73.9 million), and Agrokor ($51.9 million) properties, which are located in Poland, Norway and Croatia, respectively. At December 31, 2013, foreign long-lived assets only pertained to our Agrokor properties located in Croatia.

CPA®:18 – Global 3/31/2014 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $200.7 million and $85.1 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, our mortgage notes payable bore interest at fixed annual rates ranging from 4.5% to 5.8% and variable contractual annual rates, which have effectively been converted to a fixed rate through the use of interest rate swaps, ranging from 5.1% to 5.6% with maturity dates ranging from 2020 to 2039.

The following table presents information regarding the non-recourse mortgage loans on our real estate property investments (dollars in thousands):

				Carrying Amount at
Investment	Interest Rate	Rate Type	Maturity Date	March 31, 2014	December 31, 2013
Agrokor (a)	5.8%	Fixed	12/31/2020	$42,713	$—
State Farm (b)	4.5%	Fixed	9/10/2023	72,800	72,800
Crowne Group (c)	5.6%	Variable	12/30/2023	12,209	12,260
Crowne Group (a) (c)	5.4%	Variable	12/31/2023	4,063	—
Self-Storage properties (a) (d)	4.9%	Fixed	2/1/2024	14,500	—
Automobile Protection Corporation, or APCO (a) (c)	5.1%	Variable	2/5/2024	3,827	—
Solo Cup (a) (b)	5.1%	Fixed	2/6/2024	47,250	—
Air Enterprises Acquisition, LLC, or Air Enterprises(a)	5.3%	Fixed	4/1/2039	3,300	—
				$200,662	$85,060
__________

(a)
These mortgage loans were entered into in conjunction with the 2014 Acquisitions as described in Note 4. During the three months ended March 31, 2014, we capitalized $1.2 million of deferred financing costs related to these loans. We amortize deferred financing costs over the term of the related mortgage loan using the straight-line method, which approximates the effective interest method.

(b)	These mortgage loans have payments that are interest-only until their respective maturity dates.

(c)
These mortgage loans have variable interest rates, which have been effectively converted to fixed rates through the use of interest rate swaps (Note 9). The interest rates presented for these mortgage loans reflect interest rate swaps in effect at March 31, 2014.

(d)	On January 23, 2014, we entered into a mortgage loan that we allocate between our two self-storage properties, which are jointly and severally liable for any possible defaults on the loan.

Bonds Payable

In conjunction with our Siemens investment (Note 4), on February 27, 2014, we issued privately placed bonds of $52.1 million (NOK 315 million) with a coupon of 3.5%. These bonds are collateralized by the Siemens property. The bonds are coterminous with the lease and mature in December, 2025. The bonds are inflation-linked to the Norwegian CPI and the annual principal balance and coupon payment will increase as the inflation index increases. Coupon payments will be made annually in arrears on December 15. At March 31, 2014, these bonds had a carrying value of $52.5 million. During the three months ended March 31, 2014, we capitalized $0.5 million of deferred financing costs related to these loans.

The bond agreement has a covenant that requires a valuation for compliance of the “loan to value,” or LTV, in the fourth quarter of each year. If we breach this covenant, we would be required to either provide additional collateral or make an offer to the bondholders to redeem the aggregate amount of bonds necessary to cure the LTV breach.

CPA®:18 – Global 3/31/2014 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remaining)	$1,230
2015	1,650
2016	1,654
2017	1,832
2018	1,877
Thereafter through 2039	244,922
Total	$253,165

Note 11. Commitments and Contingencies

At March 31, 2014, we were not involved in any material litigation.

Note 12. Loss Per Share and Equity

The following tables depict loss per share for the period presented (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2014
	Weighted-Average Shares Outstanding	Allocation of Net Loss (a)	Loss Per Share
Class A common stock	38,001,011	$(12,856)	$(0.34)
Class C common stock	3,820,432	(1,381)	(0.36)
Net loss attributable to CPA®:18 – Global		$(14,237)
__________

(a)
The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the three months ended March 31, 2014. The allocation for the Class A common stock excludes the shareholder servicing fee of less than $0.1 million during the three months ended March 31, 2014 that is only applicable to holders of Class C common stock (Note 3).

Subsequent to March 31, 2014 and through April 30, 2014, we issued an additional 11,026,641 shares of Class A common stock and an additional 656,963 shares of Class C common stock in our initial public offering.

Proceeds from certain of the shares that we sold are held in escrow and considered unsettled until such time as all contingencies have been removed and the buyer has voting rights, or approximately three days. At March 31, 2014, 1,108,388 of the Class A shares that were sold remained unsettled.

Distributions

On March 19, 2014, our board of directors declared distributions at a daily rate of $0.0017170 for the Class A common stock and $0.0014601 for the Class C common stock for the quarter ending June 30, 2014, payable on or about July 15, 2014 to stockholders of record on each day of the quarter.

Distributions are declared at the discretion of our board of directors and are not guaranteed. Until we substantially invest the net proceeds of our initial public offering, distributions will be paid primarily from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

CPA®:18 – Global 3/31/2014 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2014
	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(219)	$125	$(94)
Other comprehensive income (loss) before reclassifications	(774)	(461)	(1,235)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	111	—	111
Net current-period Other comprehensive income	(663)	(461)	(1,124)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	324	324
Ending balance	$(882)	$(12)	$(894)

Note 13. Subsequent Events

Discontinuation of the Sale of Class A Shares

On May 1, 2014, in order to moderate the pace of our fundraising, our board of directors approved the discontinuation of the sale of Class A shares after June 30, 2014. We intend to continue to sell shares of Class C shares after that date. In order to facilitate the final sales of Class A shares as of June 30, 2014 and the continued sale of Class C shares, the board of directors also approved the reallocation up to $250.0 million of the shares that were initially allocated to sales of our stock through our DRIP to our initial public offering.

CPA®:18 – Global 3/31/2014 10-Q – 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2013 Annual Report.

Business Overview

As described in more detail in Item 1 in our 2013 Annual Report, we were formed in September 2012, and we intend to qualify as a REIT for the taxable year ended December 31, 2013. On May 7, 2013, our Registration Statement was declared effective by the SEC, and on July 25, 2013, aggregate subscription proceeds exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. The Registration Statement relates to our initial public offering, which is being made on a “best efforts” basis by our dealer manager and selected other dealers, and covers up to $1.0 billion of common stock, in any combination of Class A common stock and Class C common stock at a price of $10.00 per share of Class A common stock and $9.35 per share of Class C common stock. The Registration Statement also covers the offering of up to $400.0 million in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our DRIP at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. On May 1, 2014, in order to moderate the pace of our fundraising, our board of directors approved the discontinuation of the sale of Class A shares after June 30, 2014. We intend to continue to sell shares of Class C shares after that date. In order to facilitate the final sales of Class A shares as of June 30, 2014 and the continued sale of Class C shares, the board of directors also approved the reallocation up to $250.0 million of the shares that were initially allocated to sales of our stock through our DRIP to our initial public offering.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Revenue is subject to fluctuation because of the timing of new lease transactions and foreign currency exchange rates. We may also experience lease terminations, lease expirations, contractual rent adjustments, tenant defaults, and sales of properties in future periods.

CPA®:18 – Global 3/31/2014 10-Q – 26

Portfolio Overview

We acquired our first investment on August 20, 2013, and as of March 31, 2014, we owned 16 net-leased properties occupied by 13 tenants with a weighted-average remaining lease term of 14.1 years. We also own two self-storage properties, which are considered to be operating properties and, as a result, are not included in the table below.

At March 31, 2014, our net-leased portfolio had the following property and lease characteristics (dollars in thousands):

Lessee (Guarantor)	Acquisition Date	Ownership Interest	Annualized Contractual Minimum Base Rent (a)	Square Feet	Property Location(s)	Property Type	Tenant Industry (b)	Date of Lease Expiration
State Farm (c)	8/20/13	50%	$6,958	479,411	Austin, TX	Office	Insurance	8/31/28
Agrokor	12/18/13	80%	7,736	564,577	Split, Zadar, Zagreb (3), Croatia	Retail	Grocery	12/31/33
Crowne Group (d)	12/30/13	100%	2,676	859,702	Logansport, IN, Madison, IN, Marion, SC Frasier, MI Warren, MI	Industrial	Automobile	3/31/39
Air Enterprises	1/16/14	100%	553	178,180	Streetsboro, OH	Industrial	Machinery	2/28/29
Solo Cup	2/3/14	100%	5,646	1,552,475	University Park, IL	Warehouse/Distribution	Chemicals, Plastics, Rubber, and Glass	9/30/23
APCO	2/7/14	100%	481	50,600	Norcross, GA	Office	Insurance	2/28/29
Siemens (e)	2/27/14	100%	6,213	165,905	Oslo, Norway	Office	Electronics	12/14/25
Bank Pekao (c) (e)	3/31/14	50%	10,321	423,822	Warsaw, Poland	Office	Banking	5/15/23
			$40,584	4,274,672
__________

(a)	Reflects annualized contractual minimum base rent for the first quarter of 2014.

(b)	Based on the Moody’s Investors Service, or Moody’s, classification system and information provided by the tenant.

(c)	We consolidate these investments as we are considered the managing member and the non-managing member does not have substantive participating or “kick-out” rights.

(d)	This includes the March 7, 2014 follow on acquisition of the two properties in Michigan. As discussed in Note 5, we modified the original Crowne Group lease to include all five properties.

(e)	These are considered multi-tenant properties.

CPA®:18 – Global 3/31/2014 10-Q – 27

Financial and Operating Highlights (a)
(dollars in thousands, except exchange rate)

Three Months Ended March 31, 2014
Total revenues	$6,694
Net loss attributable to CPA®:18 – Global	(14,237)

Cash distributions paid	1,821

Net cash used in operating activities	(131)
Net cash used in investing activities	(388,687)
Net cash provided by financing activities	613,057

Supplemental financial measures:
Funds used in operations, or FFO (b)	(12,096)
Modified funds from operations, or MFFO (b)	2,524

Other information:
Acquisition volume (c)	281,761
Financing obtained	167,949
Funds raised — cumulative to date	636,278
Occupancy rate — at period end (d)	100%
Number of leased properties — at period end (d)	16
Number of operating properties — at period end (e)	2
Average U.S. dollar/euro exchange rate	$1.3705
Change in the U.S. CPI (f)	1.5%
Change in the HCPI (f)	0.1%
Change in the Norwegian CPI (f)	0.7%

__________

(a)	We began to admit stockholders on July 25, 2013 and acquired our first investment on August 20, 2013.

(b)
We consider the performance metrics listed above, FFO, and MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

(c)	Represents our pro rata investment volume and excludes noncontrolling interests.

(d)	Reflects net-leased properties in which we have full or partial ownership interests.

(e)	Operating properties are comprised of two self-storage properties in which we have a full ownership interest.

(f)	Many of our lease agreements include contractual increases indexed to changes in the CPI or other similar index.

Total revenues, Net cash provided by operating activities, and MFFO were primarily driven by our 2013 Acquisitions and 2014 Acquisitions. MFFO primarily reflects the activity of our 2013 Acquisitions.

Results of Operations

We are a newly formed company and acquired our first three investments during 2013. We do not present any comparative data below as we did not have any operations during the three months ended March 31, 2013. During the three months ended March 31, 2014, we made eight additional investments (Note 4). As such, the results discussed below primarily reflect our 2013 Acquisitions as they were owned for the entire first quarter of 2014.

CPA®:18 – Global 3/31/2014 10-Q – 28

Lease Revenues

During the three months ended March 31, 2014, lease revenues totaled $6.2 million, of which $5.0 million was generated from the properties leased to State Farm, Agrokor and Solo Cup.

Other Real Estate Income

During the three months ended March 31, 2014, other real estate income totaled $0.4 million, which was generated from the two self-storage properties we acquired in January 2014 (Note 4).

Acquisition Expenses

During the three months ended March 31, 2014, acquisition expenses totaled $19.0 million, of which $17.6 million was directly related to the acquisitions of the properties leased to Bank Pekao, Siemens, and Solo Cup.

Depreciation and Amortization

During the three months ended March 31, 2014, depreciation and amortization totaled $2.7 million, of which $2.2 million was directly related to the properties leased to State Farm, Agrokor and Solo Cup.

General and Administrative

During the three months ended March 31, 2014, general and administrative expenses totaled $0.6 million, including professional fees of $0.5 million and management expenses of $0.1 million. Professional fees were primarily comprised of accounting fees incurred in conjunction with our public filings and investor relations costs. Management expenses are primarily related to the Class C shareholder servicing fee and time charge expenses from our advisor (Note 3).

Property Expenses

During the three months ended March 31, 2014, we recorded property expenses of $0.6 million, of which $0.2 million related to professional fees and $0.3 million related to asset management fees to our advisor. At our advisor’s election, we accrue such asset management fees in the form of our Class A common stock, rather than in cash (Note 3).

Interest Expense

During the three months ended March 31, 2014, we incurred interest expense of $2.1 million, of which $1.6 million was directly related to the mortgage financings that we obtained in connection with the State Farm, Solo Cup, Agrokor and Crowne Group properties.

Net Loss Attributable to Noncontrolling Interests

During the three months ended March 31, 2014, net loss attributable to noncontrolling interests was $3.7 million, which was primarily due to the acquisition expenses incurred in connection with the Bank Pekao property investment, in which CPA®:17 – Global has a 50% interest.

Net Loss Attributable to CPA®:18 – Global

During the three months ended March 31, 2014, the resulting net loss attributable to CPA®:18 – Global was $14.2 million.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

For the three months ended March 31, 2014, MFFO was $2.5 million, primarily as a result of our 2013 Acquisitions and 2014 Acquisitions.

CPA®:18 – Global 3/31/2014 10-Q – 29

Financial Condition

Sources and Uses of Cash During the Period

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

We intend to qualify as a REIT beginning with the tax year ended December 31, 2013, and if so qualified we will not be subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions, to increase equity in our commercial real estate through regular mortgage principal payments and to own a geographically diversified portfolio of net-leased commercial real estate and other real estate related assets that will increase in value. Our distributions declared up to March 31, 2014 have exceeded our FFO and have been paid almost entirely from offering proceeds. We expect that future distributions will be paid in whole or in part from offering proceeds, borrowings, and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from our initial public offering.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2014 totaled $0.1 million, primarily reflecting cash flows generated from rental income directly related to our 2013 Acquisitions and 2014 Acquisitions, which were more than offset by acquisition expenses, interest paid on mortgage loans and other operating costs. We expect our operating cash flow to improve as we continue to acquire properties.

Investing Activities

Net cash used in investing activities totaled $388.7 million during the three months ended March 31, 2014, related to our acquisitions of real estate and direct financing leases of $350.9 million, VAT paid in connection with Agrokor investment of $34.1 million, funds placed in escrow totaling $5.7 million for our Siemens and Bank Pekao properties, payment of deferred acquisition fees to our advisor of $0.6 million related to certain of our 2013 Acquisitions, which were slightly offset by $2.7 million of VAT refunded for our Agrokor acquisition.

Financing Activities

Net cash provided by financing activities totaled $613.1 million during the three months ended March 31, 2014, comprised of $357.4 million of net proceeds received from our public offering, $115.9 million of proceeds from the non-recourse mortgage loans related to the 2014 Acquisitions, contributions of $95.9 million representing the noncontrolling interest in our Bank Pekao investment held by our affiliate, CPA®:17 – Global, $52.1 million related to the bonds issued in connection with our Siemens acquisition, and $4.1 million of security deposits related to our Bank Pekao investment, which were partially offset by distributions to noncontrolling interests of $8.4 million, payment of deferred financing costs and mortgage deposits of $1.8 million, and $1.8 million of distributions paid to stockholders.

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through March 31, 2014, we have declared distributions to stockholders totaling $8.2 million, which were comprised of cash distributions of $3.7 million and $4.5 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have determined that FFO is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial

CPA®:18 – Global 3/31/2014 10-Q – 30

Measures below. Through March 31, 2014, we have not yet generated sufficient FFO to fund all of our distributions; therefore, we have funded approximately 98% of our cash distributions declared to date from the proceeds of our initial public offering.

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the three months ended March 31, 2014, we did not receive any requests to redeem shares.

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded primarily by the capital we raise in our initial public offering. We have raised aggregate gross proceeds in our initial public offering of approximately $749.6 million through April 30, 2014 detailed as follows (in thousands):

	Funds Raised
Period	Class A	Class C	Total
2013	$211,630	$25,677	$237,307
January 2014	63,750	5,229	68,979
February 2014	153,912	8,081	161,993
March 2014	160,523	7,476	167,999
April 2014	107,618	5,741	113,359
	$697,433	$52,204	$749,637

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

CPA®:18 – Global 3/31/2014 10-Q – 31

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	March 31, 2014	December 31, 2013
Carrying Value
Fixed rate	$180,562	$72,800
Variable rate (a)	72,603	12,260
Total	$253,165	$85,060
Percent of Total Debt
Fixed rate	71%	86%
Variable rate	29%	14%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.0%	4.5%
Variable rate	4.0%	5.6%
___________

(a)
Variable-rate debt at March 31, 2014 primarily consisted of $52.5 million of floating rate debt that is inflation-linked to the Norwegian CPI and $20.1 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments.

Cash Resources

At March 31, 2014, our cash resources consisted of cash and cash equivalents totaling $333.6 million. Of this amount, $28.9 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. Our cash resources may be used for future investments and can be used for working capital needs and other commitments. In addition, our board of directors and the board of directors of WPC have each approved unsecured loans to us from WPC of up to $100.0 million in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of WPC’s management (Note 3). We did not borrow any funds from WPC during the three months ended March 31, 2014. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash uses will include acquiring new investments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control and making any scheduled mortgage interest and principal payments, as well as other normal recurring operating expenses.

CPA®:18 – Global 3/31/2014 10-Q – 32

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at March 31, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$253,165	$1,643	$3,327	$3,800	$244,395
Interest on borrowings and deferred acquisition fees	111,601	11,777	23,785	23,305	52,734
Organization and offering costs payable to affiliate (b)	693	693	—	—	—
Deferred acquisition fees — principal (c)	9,546	3,500	6,046	—	—
Other commitments (d)	3,974	3,974	—	—	—
Other lease commitments (e)	3,425	52	111	106	3,156
	$382,404	$21,639	$33,269	$27,211	$300,285
__________

(a)	Represents the non-recourse debt and bonds payable we obtained in connection with our investments.

(b)
Represents the organization and offering costs incurred by our advisor for which we are liable (Note 3). The payment of such costs is contingent on the amount of offering proceeds we raise over our initial offering period, which is expected to terminate on or prior to May 7, 2015.

(c)
Represents deferred acquisition fees due to the advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments from the date of each respective acquisition.

(d)
Represents our commitments related to the Siemens property which include (i) ongoing construction on the property that the seller is obligated to complete and (ii) a pre-existing contractor dispute that was assumed in the acquisition. Funds for the ongoing construction and contractor dispute have been placed in escrow and will be released when the construction has been completed and a binding settlement is reached, respectively(Note 4).

(e)
Other lease commitments consist of rental obligations under ground leases and our share of future rents payable pursuant to our advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among WPC, the CPA® REITs and CWI based on gross revenues and are adjusted quarterly.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use supplemental non-GAAP measures, which are uniquely defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as FFO which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

CPA®:18 – Global 3/31/2014 10-Q – 33

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus, we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within seven years following the closing of our initial public offering. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating

CPA®:18 – Global 3/31/2014 10-Q – 34

performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CPA®:18 – Global 3/31/2014 10-Q – 35

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

FFO and MFFO were as follows (in thousands):

Three Months Ended March 31, 2014
Net loss attributable to CPA®:18 – Global	$(14,237)
Adjustments:
Depreciation and amortization of real property	2,701
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(560)
Total adjustments	2,141
FFO — as defined by NAREIT	(12,096)
Adjustments:
Other depreciation, amortization and other non-cash charges	(3)
Straight-line and other rent adjustments (a)	(376)
Acquisition expenses (b)	19,029
Above- and below-market rent intangible lease amortization, net	(33)
Realized losses on foreign currency, derivatives and other	38
Unrealized losses on mark-to-market adjustments	92
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	(4,127)
Total adjustments	14,620
MFFO	$2,524
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

(b)
Includes Acquisition expenses and amortization of deferred acquisition fees. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

CPA®:18 – Global 3/31/2014 10-Q – 36

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. In addition to these risks, we are subject to market risk as a result of concentrations in certain tenant industries, geographical location and property type because, as of the date of this report, we had only 11 investments.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps (where applicable) are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2014, we estimated that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $0.6 million (Note 9).

At March 31, 2014, our outstanding debt either bore interest at a fixed rate or was swapped to a fixed rate or was inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at March 31, 2014 ranged from 4.5% to 5.8%. The contractual annual interest rate on our variable-rate debt at March 31, 2014 ranged from 3.5% to 5.6%. Our debt obligations are more fully described in Note 10 and Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter based upon expected maturity dates of our debt obligations outstanding at March 31, 2014 (in thousands):

	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total	Fair value
Fixed-rate debt (a)	$849	$1,142	$1,146	$1,324	$1,369	$174,732	$180,562	$181,411
Variable rate debt (a)	$381	$508	$508	$508	$508	$70,190	$72,603	$72,603
__________
(a) Amounts are based on the exchange rate at March 31, 2014, as applicable.

At March 31, 2014, the estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or is inflation-linked to the Norwegian CPI that approximated their carrying values. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2014 by an aggregate increase of $18.4 million or an aggregate decrease of $18.6 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

CPA®:18 – Global 3/31/2014 10-Q – 37

As more fully described under Financial Condition – Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at March 31, 2014 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe, and as a result we are subject to risk from the effects of exchange rate movements in the euro and, to a lesser extent, the NOK, which may affect future costs and cash flows. Although all of our foreign investments through the first quarter of 2014 were conducted in these currencies, we may conduct business in other currencies in the future as we seek to invest a portion of the funds from our initial public offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of March 31, 2014 during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (b)	$7,741	$10,321	$8,994	$10,321	$10,321	$45,149	$92,847
NOK (c)	4,394	5,839	5,850	5,845	5,845	40,636	68,409
	$12,135	$16,160	$14,844	$16,166	$16,166	$85,785	$161,256

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of March 31, 2014 during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, are as follows (in thousands):

Debt Service (a)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (b)	$2,673	$3,497	$3,441	$3,372	$3,309	$41,873	$58,165
NOK (c)	1,452	1,834	1,834	1,834	1,834	65,250	74,038
	$4,125	$5,331	$5,275	$5,206	$5,143	$107,123	$132,203
__________

(a)	Amounts are based on the applicable exchange rates at March 31, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2014 of $0.3 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the NOK and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2014 of $0.1 million.

As a result of scheduled balloon payments on the privately-placed international bonds issued in connection with our Siemens investment, projected debt service obligations exceed projected lease revenues after 2018. After 2018, balloon payments totaling $52.4 million are due on these bonds (Note 10), which are collateralized by the Siemens property. We may refinance certain of our debt obligations prior to their respective due dates, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

CPA®:18 – Global 3/31/2014 10-Q – 38

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2014 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:18 – Global 3/31/2014 10-Q – 39

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, we issued 15,144 shares of our Class A common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which is the price at which shares of our Class A common stock are being sold in our initial public offering. Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Use of Offering Proceeds

On May 7, 2013, our Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC. The cumulative use of proceeds from our initial public offering was as follows as of March 31, 2014 (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	80,000,000	21,390,374	101,390,374
Aggregate price of offering amount registered (a)	$800,000	$200,000	$1,000,000
Shares sold (b)	59,084,535	4,969,344	64,053,879
Aggregated offering price of amount sold	$589,815	$46,463	$636,278
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(43,855)	(970)	(44,825)
Direct or indirect payments to others	(18,734)	(1,046)	(19,780)
Net offering proceeds to the issuer after deducting expenses	$527,226	$44,447	571,673
Purchases of real estate, net of financing and noncontrolling interest			(232,654)
Cash distributions paid to stockholders			(1,936)
Repayment of mortgage financing			(328)
Working capital (c)			(3,156)
Temporary investments in cash and cash equivalents			$333,599
__________

(a)	These amounts are based on the assumption that the shares to be sold in our initial public offering will be composed of 80% of Class A common stock and 20% of Class C common stock.

(b)	Excludes shares issued to affiliates.

(c)	Working capital has been reduced to reflect $19.0 million of acquisition expenses.

Issuer Purchases of Equity Securities

For the three months ended March 31, 2014, we did not receive any requests to redeem shares of our Class A or Class C common stock, pursuant to our redemption plan.

CPA®:18 – Global 3/31/2014 10-Q – 40

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
10.1	Purchase and Sale Agreement by University Cup, LLC and Cups Number One (DE) LLC, dated as of January 13, 2014	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 7, 2014

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three months ended March 31, 2014, (iii) Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 and the year ended December 31, 2013, (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:18 – Global 3/31/2014 10-Q – 41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated

Date:	May 9, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 3/31/2014 10-Q – 42

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
10.1	Purchase and Sale Agreement by University Cup, LLC and Cups Number One (DE) LLC, dated as of January 13, 2014	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 7, 2014

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three months ended March 31, 2014, (iii) Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 and the year ended December 31, 2013, (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith