Form 10-Q
period 2014-06-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2014-08-11
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Registrant has 99,119,728 shares of Class A common stock, $0.001 par value, and 9,061,156 shares of Class C common stock, $0.001 par value, outstanding at July 31, 2014.

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

CPA®:18 – Global 6/30/2014 10-Q – 1

PART I
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Investments in real estate:
Real estate, at cost	$453,291	$150,424
Operating real estate, at cost	20,880	—
Accumulated depreciation	(5,018)	(824)
Net investments in properties	469,153	149,600
Real estate under construction	182	—
Net investments in direct financing leases	44,025	22,064
Net investments in real estate	513,360	171,664
Cash and cash equivalents	695,086	109,061
In-place lease intangible assets, net	115,139	53,337
Below-market ground lease intangible assets, net	17,634	8,224
Other intangible assets, net	11,767	—
Other assets, net	27,521	13,384
Total assets	$1,380,507	$355,670

Liabilities and Equity
Liabilities:
Non-recourse debt	$307,420	$85,060
Bonds payable	51,712	—
Due to affiliate	12,688	5,149
Deferred income taxes	15,324	8,350
Distributions payable	12,772	1,821
Prepaid and deferred rental income	12,039	3,317
Accounts payable, accrued expenses and other liabilities	6,041	1,502
Total liabilities	417,996	105,199

Commitments and contingencies (Note 10)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 97,375,728 and 21,290,097 shares issued, respectively, and 97,371,724 and 21,290,097 shares outstanding, respectively	97	21
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 7,576,489 and 2,776,001 shares issued and outstanding, respectively	8	3
Additional paid-in capital	938,975	215,371
Distributions and accumulated losses	(40,034)	(2,567)
Accumulated other comprehensive loss	(3,020)	(94)
Less: treasury stock at cost, 4,004 and 0 shares, respectively	(40)	—
Total CPA®:18 – Global stockholders’ equity	895,986	212,734
Noncontrolling interests	66,525	37,737
Total equity	962,511	250,471
Total liabilities and equity	$1,380,507	$355,670

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2014 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Lease revenues:
Rental income	$10,471	$—	$16,130	$—
Interest income from direct financing leases	873	—	1,425	—
Total lease revenues	11,344	—	17,555	—
Other operating income	788	—	851	—
Other real estate income	515	—	936	—
	12,647	—	19,342	—
Operating Expenses
Depreciation and amortization	5,123	—	7,838	—
Acquisition expenses (inclusive of $3,021, $0, $18,893, and $0, respectively, to a related party)	3,972	—	22,966	—
Property expenses (inclusive of $603, $0, $934, and $0, respectively, to a related party)	1,670	—	2,297	—
General and administrative (inclusive of $155, $65, $259, and $65, respectively, to a related party)	1,174	65	1,812	65
Other real estate expenses	160	—	277	—
	12,099	65	35,190	65
Other Income and Expenses
Interest expense (inclusive of $34, $0, $54, and $0, respectively, to a related party)	(3,776)	—	(5,852)	—
Other income and (expenses)	733	—	962	—
	(3,043)	—	(4,890)	—
Loss from continuing operations before income taxes	(2,495)	(65)	(20,738)	(65)
Provision for income taxes	(486)	—	(222)	—
Net Loss	(2,981)	(65)	(20,960)	(65)
Net (income) loss attributable to noncontrolling interests (inclusive of Available Cash Distribution to a related party of ($537), $0, ($606), and $0, respectively)	(1,218)	—	2,525	—
Net Loss Attributable to CPA®:18 – Global	$(4,199)	$(65)	$(18,435)	$(65)

Class A common stock:
Net loss attributable to CPA®:18 – Global	$(3,760)	$(65)	$(16,761)	$(65)
Weighted average shares outstanding	77,300,223	23,222	57,778,351	23,222
Net loss per share	$(0.05)	$(2.81)	$(0.29)	$(2.81)
Distributions Declared Per Share	$0.1562	$—	$0.3125	$—

Class C common stock:
Net loss attributable to CPA®:18 – Global	$(439)	$—	$(1,674)	$—
Weighted average shares outstanding	6,126,012	—	4,979,591	—
Net loss per share	$(0.07)	$—	$(0.34)	$—
Distributions Declared Per Share	$0.1329	$—	$0.2657	$—

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2014 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Loss	$(2,981)	$(65)	$(20,960)	$(65)
Other Comprehensive Loss:
Foreign currency translation adjustments	(1,832)	—	(2,293)	—
Change in net unrealized loss on derivative instruments	(469)	—	(1,132)	—
	(2,301)	—	(3,425)	—
Comprehensive Loss	(5,282)	(65)	(24,385)	(65)

Amounts Attributable to Noncontrolling Interests:
Net (income) loss	(1,218)	—	2,525	—
Foreign currency translation adjustments	175	—	499	—
Comprehensive (income) loss attributable to noncontrolling interests	(1,043)	—	3,024	—
Comprehensive Loss Attributable to CPA®:18 – Global	$(6,325)	$(65)	$(21,361)	$(65)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2014 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
							Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C		General
	Shares	Amount	Shares	Amount	Shares	Amount							Total
Balance at January 1, 2013	—	$—	—	$—	23,222	$—	$209	$—	$—	$—	$209	$—	$209
Renaming of General Shares to Class A common stock	23,222	—	—	—	(23,222)	—	—	—	—	—	—	—	—
Shares issued, net of offering costs	21,251,565	21	2,776,001	3	—	—	215,016	—	—	—	215,040	—	215,040
Shares issued to affiliate	7,903	—	—	—	—	—	79	—	—	—	79	—	79
Stock-based compensation	7,407	—	—	—	—	—	67	—	—	—	67	—	67
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	38,169	38,169
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(853)	(853)
Distributions declared ($0.2717 and $0.2311 per share to Class A and Class C, respectively)	—	—	—	—	—	—	—	(1,936)	—	—	(1,936)	—	(1,936)
Net Loss	—	—	—	—	—	—	—	(631)	—	—	(631)	390	(241)
Other Comprehensive Loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	125	—	125	31	156
Change in unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	(219)	—	(219)	—	(219)
Balance at December 31, 2013	21,290,097	21	2,776,001	3	—	—	215,371	(2,567)	(94)	—	212,734	37,737	250,471
Shares issued, net of offering costs	76,009,975	76	4,800,488	5	—	—	722,848	—	—	—	722,929	—	722,929
Shares issued to affiliate	75,656	—	—	—	—	—	756	—	—	—	756	—	756
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	95,889	95,889
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(64,077)	(64,077)
Distributions declared ($0.3125 and $0.2657 per share to Class A and Class C, respectively)	—	—	—	—	—	—	—	(19,032)	—	—	(19,032)	—	(19,032)
Net Loss	—	—	—	—	—	—	—	(18,435)	—	—	(18,435)	(2,525)	(20,960)
Other Comprehensive Loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,794)	—	(1,794)	(499)	(2,293)
Change in net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(1,132)	—	(1,132)	—	(1,132)
Repurchase of shares	(4,004)	—	—	—	—	—	—	—	—	(40)	(40)	—	(40)
Balance at June 30, 2014	97,371,724	$97	7,576,489	$8	—	$—	$938,975	$(40,034)	$(3,020)	$(40)	$895,986	$66,525	$962,511

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2014 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows — Operating Activities
Net loss	$(20,960)	$(65)
Adjustments to net loss:
Depreciation and amortization, including intangible assets and deferred financing costs	8,265	—
Straight-line rent adjustment and amortization of rent-related intangibles	(892)	—
Loss on foreign currency transactions and other	(190)	—
Net change in operating assets and liabilities	10,832	65
Net Cash Used in Operating Activities	(2,945)	—

Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases, net of cash acquired	(421,900)	—
Value added taxes, or VAT, refunded in connection with acquisition of real estate	36,472	—
VAT paid in connection with acquisition of real estate	(34,844)	—
Funds placed in escrow	(10,536)	—
Funds released from escrow	5,330	—
Payment of deferred acquisition fees to an affiliate	(782)	—
Net Cash Used in Investing Activities	(426,260)	—

Cash Flows — Financing Activities
Proceeds from issuance of shares, net of issuance costs	715,293	—
Proceeds from mortgage financing	223,651	—
Contributions from noncontrolling interests	95,889	—
Distributions to noncontrolling interests	(64,077)	—
Proceeds from bond financing	52,066	—
Distributions paid	(8,080)	—
Receipt of tenant security deposits	4,072	—
Payment of deferred financing costs and mortgage deposits	(2,919)	—
Scheduled payments of mortgage principal	(738)	—
Purchase of treasury stock	(40)	—
Net Cash Provided by Financing Activities	1,015,117	—

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	113	—
Net increase in cash and cash equivalents	586,025	—
Cash and cash equivalents, beginning of period	109,061	209
Cash and cash equivalents, end of period	$695,086	$209

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2014 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a Maryland corporation formed in September 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the United States, or the U.S. We intend to qualify as a real estate investment trust, or REIT, under the internal revenue code for the taxable year ended December 31, 2013. We are a general partner and a limited partner and own a 99.97% interest in CPA:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership. We intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. The Operating Partnership was formed on April 8, 2013. On July 3, 2013, WPC–CPA®:18 Holdings, LLC, or CPA®:18 Holdings, a subsidiary of our sponsor, W. P. Carey Inc., or WPC, acquired a special general partner interest in the Operating Partnership. On August 20, 2013, we acquired our first property. At June 30, 2014, our portfolio was comprised of full or partial ownership interests in 24 properties, all of which were fully occupied and triple-net leased to 18 tenants totaling 5.3 million square feet. In addition, our portfolio was comprised of our full ownership interests in two self-storage properties totaling 0.3 million square feet.

We are managed by WPC through Carey Asset Management Corp., or the advisor. Our advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. W. P. Carey & Co. B.V., an affiliate of our advisor, provides asset management services with respect to our foreign investments.

Public Offering

On May 7, 2013, our registration statement on Form S-11 (File No. 333-185111), or the Registration Statement, was declared effective by the SEC under the Securities Act of 1933, or the Securities Act. This Registration Statement covers our initial public offering of up to $1.0 billion of common stock, in any combination of Class A common stock and Class C common stock at a price of $10.00 per share of Class A common stock and $9.35 per share of Class C common stock. The Registration Statement also covers the offering of up to $400.0 million in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our distribution reinvestment and stock purchase plan, or DRIP, at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. Our initial public offering is being made on a “best efforts” basis by Carey Financial, LLC, our dealer manager and a subsidiary of WPC, or Carey Financial, and other selected dealers. The per share amount of distributions on shares of Class A and C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will be lower than distributions on shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees (Note 3).

On July 25, 2013, aggregate subscription proceeds for our Class A and Class C common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. On May 1, 2014, in order to moderate the pace of our fundraising, our board of directors approved the discontinuation of the sale of Class A shares as of June 30, 2014. In order to facilitate the final sales of Class A shares as of June 30, 2014 and the continued sale of Class C shares, the board of directors also approved the reallocation to our initial public offering of up to $250.0 million of the shares that were initially allocated to sales of our stock through our DRIP.  In June 2014, we reallocated the full $250.0 million in shares from the DRIP. Through June 30, 2014, we raised gross offering proceeds for our Class A common stock and Class C common stock of $964.9 million and $70.1 million, respectively. The gross offering proceeds raised exclude reinvested distributions through the DRIP of $3.9 million and $0.6 million for our Class A common stock and Class C common stock, respectively.

CPA®:18 – Global 6/30/2014 10-Q – 7

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, which are included in the 2013 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed to be a variable interest entity, or VIE, and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. During the six months ended June 30, 2014, we made several new investments (Note 4) that we evaluated for VIE purposes. We have concluded that none of our investments through June 30, 2014 qualify as a VIE.

For an entity that is not considered to be a VIE, but rather a voting interest entity, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

Based on our evaluation, we determined that our Operating Partnership was not a VIE but should be consolidated as we control all decisions regarding our Operating Partnership. We account for the special general partner interest held by CPA®:18 Holdings in the Operating Partnership as a noncontrolling interest.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies

CPA®:18 – Global 6/30/2014 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for us in 2017, and early adoption is not permitted. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pre-tax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business, we may sell properties, which, under prior accounting guidance, would have been reported each as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for any dispositions after December 31, 2013. Consequently, individually significant operations that are sold or classified as held-for-sale during 2014 will not be reclassified to discontinued operations in the consolidated financial statements, but will be disclosed in the Notes to the consolidated financial statements. This ASU did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit relating to a net operating loss carryforward, a similar tax loss or a tax credit carryforward as a reduction to a deferred tax asset except in certain situations. To the extent the net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the governing tax law to settle any additional income taxes that would result from the disallowance of the tax position or the governing tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not net with a deferred tax asset. ASU 2013-11 is effective for us at the beginning of 2014. The adoption of ASU 2013-11 did not have a material impact on our financial condition or results of operations.

CPA®:18 – Global 6/30/2014 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans, day-to-day management, and the performance of certain administrative duties. The term of the advisory agreement is through September 30, 2014 and is scheduled to renew annually thereafter with our approval.

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor and other affiliates in accordance with the terms of the related agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amounts Included in the Consolidated Statements of Operations:
Acquisition expenses	$3,021	$—	$18,893	$—
Asset management fees	603	—	934	—
Available Cash Distribution	537	—	606	—
Shareholder servicing fee	141	—	229	—
Interest expense on deferred acquisition fees	34	—	54	—
Personnel and overhead reimbursements	14	—	30	—
Costs incurred by the advisor	—	141	—	141
Excess operating expenses charged back to the advisor	—	(76)	—	(76)
	$4,350	$65	$20,746	$65

Other Transaction Fees Incurred:
Selling commissions and dealer manager fees	$38,561	$—	$99,431	$—
Current acquisition fees	736	—	1,251	—
Deferred acquisition fees	589	—	1,000	—
Offering costs	1,188	—	1,986	—
	$41,074	$—	$103,668	$—

			June 30, 2014	December 31, 2013
Due to Affiliate:
Deferred acquisition fees, including interest			$8,999	$2,705
Accounts payable			3,471	2,406
Asset management fees payable			216	38
Reimbursable costs			2	—
			$12,688	$5,149

Organization and Offering Costs

Pursuant to the advisory agreement with the advisor, we are liable for certain expenses related to our initial public offering, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, and are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor has agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 1.5% of the gross proceeds from the initial public offering if the gross proceeds are $750.0 million or more. Since inception and through June 30, 2014, the advisor has incurred organization and offering costs of $0.1 million and $7.0 million, respectively, on our behalf, of which we repaid $6.4 million. We recorded a liability to the advisor for the remaining unpaid offering costs based on our estimate of expected gross offering proceeds. During the six months ended June 30, 2014, we charged $4.6 million of deferred offering costs to stockholder’s equity.

CPA®:18 – Global 6/30/2014 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Loans from WPC

Our board of directors and the board of directors of WPC have approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by our advisor’s investment committee that we would not otherwise have sufficient available funds to complete, with any loans to be made solely at the discretion of the management of WPC. We did not borrow any funds from WPC during either the three or six months ended June 30, 2014 nor do we have any amounts outstanding at June 30, 2014.

Asset Management Fees

Pursuant to the advisory agreement, the advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. The asset management fees are payable in cash or shares of our Class A common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, or, if an NAV has not yet been published, as currently is the case, $10.00 per share, which is the price at which our Class A shares are being sold in our initial public offering. For 2013 and 2014, the advisor elected to receive its asset management fees in shares of our Class A common stock. At June 30, 2014, the advisor owned 106,781 shares, or 0.1%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

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

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with sales of our Class C common stock. The amount of the shareholder servicing fee is 1.0% of the selling price per share (or, once reported, the amount of our NAV) for the Class C common stock in our initial public offering. The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, equals 10.0% of the gross proceeds from our initial public offering, which we have not yet reached. The shareholder servicing fee for the three and six months ended June 30, 2014 was $0.1 million and $0.2 million, respectively, and is included in General and administrative expenses in the consolidated financial statements.

Acquisition and Disposition Fees

The advisor receives acquisition fees, a portion of which is payable upon acquisition and the payment of the remaining portion is subordinated to a preferred return, a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments other than those in readily-marketable real estate securities purchased in the secondary market, for which the advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements. The total acquisition fees to be paid (initial and subordinated, and including interest thereon) may not exceed 6.0% of the aggregate contract purchase price of all investments and loans.

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

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by our advisor under the Corporate Property Associates brand name, or the CPA®

CPA®:18 – Global 6/30/2014 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

REITs, and Carey Watermark Investors Incorporated, or CWI. The advisor allocates these expenses on the basis of our trailing four quarters of reported revenues and those of WPC, the CPA® REITs, and CWI.

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

Excess Operating Expenses

The advisory agreement provides that, for any four trailing quarters (with quoted variables as defined in the advisory agreement), “operating expenses” may not exceed the greater of 2.0% of our “average invested assets” or 25.0% of our “adjusted net income.” For the year ended December 31, 2013, we charged back less than $0.1 million to the advisor as excess operating expenses pursuant to the limitation described above. Our board of directors may elect to repay the advisor for such excess operating expenses in its sole discretion. For the second quarter of 2014, our operating expenses were below the 2.0%/25.0% threshold.

Available Cash Distributions

CPA®:18 Holdings’ interest in the Operating Partnership entitles it to receive distributions of 10.0% of the available cash generated by the Operating Partnership, referred to as the Available Cash Distribution. During the three and six months ended June 30, 2014, we made $0.5 million and $0.6 million of such distributions, respectively. Available Cash Distributions are included in Net (income) loss attributable to noncontrolling interests in the consolidated financial statements.

Jointly-Owned Investments and Other Transactions with our Affiliate

At June 30, 2014, we owned interests ranging from 50% to 80% in three jointly-owned investments, with the remaining interests held by Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global. We consolidate all of these investments and we account for CPA®:17 – Global’s equity investments as noncontrolling interests.

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Land	$77,815	$36,636
Building	375,476	113,788
Less: Accumulated depreciation	(4,839)	(824)
	$448,452	$149,600

Operating Real Estate

Operating real estate, which consists of our self-storage operations, at cost, is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Land	$6,564	$—
Building	14,316	—
Less: Accumulated depreciation	(179)	—
	$20,701	$—

CPA®:18 – Global 6/30/2014 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

2014 Acquisitions

During the six months ended June 30, 2014, we acquired 17 properties leased to 15 tenants. Of these properties, five were deemed to be asset acquisitions, four were deemed to be direct financing leases (Note 5) and the remainder were considered to be business combinations.

Real Estate Asset Acquisitions

During the six months ended June 30, 2014, we entered into the following domestic investments, which were deemed to be real estate asset acquisitions because we entered into new leases in connection with the acquisitions, at a total cost of $34.6 million, including lease intangible assets of $8.2 million (Note 6), and acquisition-related costs and fees of $2.0 million, which were capitalized:

•	an industrial building in Temple, Georgia and a manufacturing facility in Surprise, Arizona for $14.4 million leased to the same tenant;

•	an industrial facility in Columbus, Georgia for $8.5 million;

•	a warehouse facility in Streetsboro, Ohio for $5.9 million; and

•	an office building in Norcross, Georgia for $5.8 million.

A portion of the transaction fees capitalized include current and deferred acquisition fees paid and payable to our advisor, respectively (Note 3).

In connection with these investments, at June 30, 2014, we have unfunded commitments of $2.4 million related to building improvements.

Business Combinations - Net-Leased Properties

Belk — On June 4, 2014, we acquired a fulfillment center located in Jonesville, South Carolina from an unaffiliated third party for $20.5 million. The property is leased to Belk, Inc., or Belk. In addition, we will fund the development of an expansion of Belk’s existing facility (see Real Estate Under Construction below). This triple-net lease expires on May 31, 2023 and has a 15-year renewal option upon the completion of the expansion. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $2.0 million, which include acquisition fees paid to the advisor (Note 3).

AT&T Investment — On May 19, 2014, we acquired an industrial warehouse and the land on which the building is located in Chicago, Illinois from an unaffiliated third party for $11.6 million. The property is leased to Illinois Bell Telephone Company, or AT&T. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $0.6 million, which include acquisition fees paid to the advisor (Note 3). In accordance with GAAP, we have accounted for the land, which constituted more than 25% of the fair value of the leased property, as a business combination and the building as a direct financing lease (Note 5). On June 2, 2014, we entered into a mortgage loan encumbering this property in the amount of $8.0 million (Note 9).

North American Lighting — On May 6, 2014, we acquired an office building located in Farmington Hills, Michigan from an unaffiliated third party for $8.4 million. The property is leased to North American Lighting, Inc., or North American Lighting. This triple-net lease expires on March 31, 2026, has one five-year renewal option and includes fixed-rent escalations. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $1.1 million, which include acquisition fees paid to the advisor (Note 3). Simultaneously, we entered into a mortgage loan in the amount of $7.3 million (Note 9).

Bank Pekao S.A. — On March 31, 2014, we acquired a 50% controlling interest in a jointly-owned investment, which is co-owned by our affiliate, CPA®:17 – Global, and on that date acquired the Bank Pekao S.A., or Bank Pekao, office headquarters located in Warsaw, Poland from an unaffiliated third party. The jointly-owned investment acquired real estate assets and intangibles of $147.9 million, with our portion of the investment totaling $74.0 million. CPA®:17 – Global’s equity investment was $74.0 million, which we account for as a noncontrolling interest. We have concluded that we will consolidate this entity as we are the managing member and the non-managing member does not have substantive participating or “kick-out” rights. This office facility is subject to multiple leases, of which Bank Pekao is the largest tenant and occupies over 98% of the rental space. Bank Pekao’s triple-net lease will expire on May 15, 2023 unless extended at the option of the lessee. The rent increase is subject to annual Harmonized Index of Consumer Prices, or HICP, which is an indicator of inflation and price stability for the European Central Bank. Because we assumed the seller’s

CPA®:18 – Global 6/30/2014 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $8.4 million, which include acquisition fees paid to the advisor (Note 3). We recorded a deferred tax asset of $1.9 million related to this investment, which was fully offset by a valuation allowance as we currently estimate that it is more likely than not that we will be unable to recover this asset. On May 21, 2014, this jointly-owned investment obtained a €53.4 million, or $73.1 million, mortgage loan (Note 9).

Siemens AS — On February 27, 2014, we acquired the office headquarters of Siemens AS, or Siemens, located in Oslo, Norway from an unaffiliated third party for $82.0 million. This facility consists of an office building and three underground parking floors, all of which Siemens leases except for a portion of the parking area. These triple-net leases expire on December 14, 2025 with two ten-year renewal options and rent increases subject to annual Norwegian krone, or NOK, consumer price index, or CPI. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $5.2 million, which include acquisition fees paid to the advisor (Note 3). Debt was incurred at closing through the issuance of privately placed bonds indexed to inflation in the amount of $52.1 million (NOK 315.0 million) (Note 9). Because we acquired stock in a subsidiary of the seller to complete the acquisition, this investment is considered to be a share transaction, and as a result, we assumed the tax basis of the entity that we purchased and recorded a deferred tax liability of $7.0 million and goodwill in the same amount.

Solo Cup — On February 3, 2014, we acquired a distribution center located in University Park, Illinois from an unaffiliated third party for $80.7 million. The property is leased to Solo Cup Operating Company, or Solo Cup. This triple-net lease expires on September 30, 2023, has two five-year renewal options and includes fixed-rent escalations. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $3.9 million, which include acquisition fees paid to the advisor (Note 3). Simultaneously, we entered into a mortgage loan in the amount of $47.3 million (Note 9).

Business Combinations - Operating Properties

St. Petersburg Self-Storage Facility — On January 23, 2014, we acquired a self-storage facility located in St. Petersburg, Florida from an unaffiliated third party for $11.6 million. We refer to this investment as St. Petersburg Self Storage. In connection with this transaction, we expensed acquisition costs of $0.7 million, which include acquisition fees paid to the advisor (Note 3). On January 23, 2014, we entered into a mortgage loan in the amount of $14.5 million that we split between St. Petersburg Self Storage and Kissimmee Self Storage (described below), which are jointly and severally liable for any possible defaults on the loan (Note 9).

Kissimmee Self-Storage Facility — On January 22, 2014, we acquired a self-storage facility located in Kissimmee, Florida from an unaffiliated third party for $12.0 million. We refer to this investment as Kissimmee Self Storage. In connection with this transaction, we expensed acquisition costs of $0.6 million, which include acquisition fees paid to the advisor (Note 3). On April 30, 2014, we acquired an additional ground lease connected to this facility for the amount of $0.2 million.

CPA®:18 – Global 6/30/2014 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through June 30, 2014 (in thousands):

	2014 Business Combinations (a)
	Belk	AT&T	Bank Pekao	Siemens	Solo Cup	St. Petersburg Self Storage	Kissimmee Self Storage
Cash Consideration	$20,451	$3,036	$73,952	$82,019	$80,650	$11,550	$11,960
Assets acquired at fair value:
Land	$2,995	$3,036	$—	$14,362	$13,748	$3,258	$3,306
Building	14,645	—	112,676	59,219	52,135	7,128	7,187
In-place lease intangibles assets	3,393	—	23,471	10,528	15,394	1,201	1,221
Above-market rent intangible assets	—	—	3,014	—	773	—	—
Below-market ground lease	—	—	9,456	—	—	—	225
Other assets assumed	—	—	—	2,820	—	7	24
	21,033	3,036	148,617	86,929	82,050	11,594	11,963
Liabilities assumed at fair value:
Below-market rent intangible liabilities	(582)	—	(713)	—	(1,400)	—	—
Deferred income taxes	—	—	—	(6,982)	—	—	—
Other liabilities assumed	—	—	—	(4,910)	—	(44)	(3)
	(582)	—	(713)	(11,892)	(1,400)	(44)	(3)
Total identifiable net assets	20,451	3,036	147,904	75,037	80,650	11,550	11,960
Amounts attributable to noncontrolling interests	—	—	(73,952)	—	—	—	—
Goodwill	—	—	—	6,982	—	—	—
	$20,451	$3,036	$73,952	$82,019	$80,650	$11,550	$11,960

	For the Period from
	June 4, 2014 through June 30, 2014	May 19, 2014 through June 30, 2014	March 31, 2014 through June 30, 2014	February 27, 2014 through June 30, 2014	February 3, 2014 through June 30, 2014	January 23, 2014 through June 30, 2014	January 22, 2014 through June 30, 2014
Revenues	$160	$161	$3,122	$2,223	$2,495	$458	$478

Net loss	$(1,945)	$(548)	$(10,205)	$(5,722)	$(3,954)	$(797)	$(772)
Net loss attributable to noncontrolling interests	—	—	3,756	—	—	—	—
Net loss attributable to CPA®:18 – Global stockholders	$(1,945)	$(548)	$(6,449)	$(5,722)	$(3,954)	$(797)	$(772)
___________

(a)
The purchase price for each transaction was allocated to the assets acquired and liabilities assumed based upon their preliminary fair values. The information in this table is based on the best estimates of management as of the date of this Report. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of these assets acquired and liabilities assumed are subject to change.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the acquisitions that were deemed business combinations were completed during the three and six months ended June 30, 2014, and any new financings related to these acquisitions, had occurred on January 1, 2013. The pro forma information below includes all significant business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2013, nor does it purport to represent the results of operations for future periods.

CPA®:18 – Global 6/30/2014 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma total revenues	$13,206	$7,635	$25,496	$15,252
Pro forma net (loss) income	(299)	579	1,259	(20,580)
Net (income) loss attributable to noncontrolling interests	(1,036)	(168)	(1,663)	3,855
Pro forma net (loss) income attributable to CPA®:18 – Global	$(1,335)	$411	$(404)	$(16,725)

Pro forma net (loss) income per Class A share:
Net (loss) income attributable to CPA®:18 – Global	$(1,108)	$411	$(163)	$(16,725)
Weighted average shares outstanding	79,143,058	14,928,391	63,941,148	14,928,391
Net (loss) income per share	$(0.01)	$0.03	$—	$(1.12)

Pro forma net loss per Class C share:
Net loss attributable to CPA®:18 – Global	$(227)	$—	$(241)	$—
Weighted average shares outstanding	6,126,012	—	4,979,591	—
Net loss per share	$(0.04)	$—	$(0.05)	$—
___________

(a)	Pro forma total revenues includes revenues from lease contracts based on the terms in place at June 30, 2014 and does not include adjustments to contingent rental amounts.

(b)
The pro forma weighted average shares outstanding were determined as if the number of shares issued in our initial public offering in order to raise the funds used for our significant business combinations were issued on January 1, 2013. We assumed that we would only issue Class A shares to raise such funds. All acquisition costs for our acquisitions completed during the six months ended June 30, 2014 are presented as if they were incurred on January 1, 2013.

Real Estate Under Construction

In conjunction with our acquisition of the property leased to Belk, we also will fund the development of an expansion to their existing facility located in Spartanburg, South Carolina, which is expected to complete in December 2014. Belk will continue to pay base rent on the existing facility during construction. At June 30, 2014, we have capitalized funds of $0.2 million as real estate under construction and have an unfunded commitment of $20.4 million remaining on this project.

2013 Acquisitions

In 2013, we made three investments in which we acquired certain properties leased to State Farm Automobile Company, or State Farm, Konzum d. d., or Agrokor, and Crowne Group Inc., or Crowne Group which we acquired on August 20, 2013, December 18, 2013 and December 30, 2013, respectively. The State Farm and Agrokor properties were considered to be asset acquisitions and the Crowne Group transaction was considered to be a direct financing lease.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of the Net investments in direct financing leases described below. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

AT&T Investment

As discussed in Note 4, on May 19, 2014, in conjunction with the transaction with AT&T, we entered into a domestic net lease financing transaction in which we acquired an industrial warehouse located in Chicago, Illinois. The total cost of the building was $8.6 million.

Janus Investment

On May 16, 2014, we acquired an office building and two manufacturing facilities from Janus International, or Janus. One property, located in Houston, Texas, was considered to be a domestic net lease financing transaction with a total cost of $1.6 million and the other two properties were considered to be acquisitions of real estate properties (Note 4).

CPA®:18 – Global 6/30/2014 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Swift Spinning

On April 21, 2014, we acquired two industrial facilities from Swift Spinning, Inc., or Swift Spinning. One property, located in Columbus, Georgia, was considered to be a domestic net lease financing transaction (total cost of $3.4 million) and the other property was considered to be a real estate property acquisition (Note 4).

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

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Minimum lease payments receivable	$91,763	$50,006
Unguaranteed residual value	44,003	22,064
	135,766	72,070
Less: unearned income	(91,741)	(50,006)
	$44,025	$22,064

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At both June 30, 2014 and December 31, 2013, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the six months ended June 30, 2014 or the year ended December 31, 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2014.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
1	—	—	$—	$—
2	1	—	8,905	—
3	2	1	31,685	22,064
4	1	—	3,435	—
5	—	—	—	—
			$44,025	$22,064

At June 30, 2014, Other assets, net included less than $0.1 million of accounts receivable related to amounts billed under our direct financing leases. We did not have any outstanding account receivables related to the aforementioned direct financing lease at December 31, 2013.

CPA®:18 – Global 6/30/2014 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liabilities

In connection with our acquisitions of properties (Note 4), we have recorded net lease intangibles that are being amortized over periods ranging from two years to 30 years. In addition, we have ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Below-market ground lease intangibles are included in Below-market ground lease intangible assets, net in the consolidated financial statements. Above-market rent intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income in the consolidated financial statements.

In connection with our investment activity during the six months ended June 30, 2014, we have recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	10.7	$66,024
Below-market ground lease	74.9	9,625
Above-market rent	15.1	5,043
Total intangible assets		$80,692
Amortizable Intangible Liabilities
Below-market rent	18.3	$(3,768)

Goodwill is included in Other intangible assets, net in the consolidated financial statements. The following table presents a reconciliation of our goodwill (in thousands):

Total
Balance at January 1, 2014	$—
Acquisition of Siemens (a)	6,982
Foreign currency translation	(125)
Balance at June 30, 2014	$6,857
___________

(a)	This asset represents the consideration exceeding the fair value of the identifiable assets acquired and liabilities assumed in our Siemens acquisition (Note 4).

Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$119,250	$(4,111)	$115,139	$53,832	$(495)	$53,337
Below-market ground lease	17,711	(77)	17,634	8,227	(3)	8,224
Above-market rent	5,021	(111)	4,910	—	—	—
	141,982	(4,299)	137,683	62,059	(498)	61,561
Unamortizable Intangible Assets
Goodwill	6,857	—	6,857	—	—	—
Total intangible assets	$148,839	$(4,299)	$144,540	$62,059	$(498)	$61,561

Amortizable Intangible Liabilities
Below-market rent	$(5,410)	$155	$(5,255)	$(1,647)	$40	$(1,607)

CPA®:18 – Global 6/30/2014 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $2.4 million and $3.7 million for the three and six months ended June 30, 2014, respectively. Amortization of below-market and above-market rent is recorded as an adjustment to Rental income on the consolidated financial statements. We amortize in-place lease intangibles to Depreciation and amortization expense in the consolidated financial statements over the remaining initial term of each lease. Amortization of below-market ground lease intangibles is included in Property expenses in the consolidated financial statements.

Based on the intangible assets and liabilities recorded at June 30, 2014, scheduled annual net amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease (Increase) in Rental Income	Increase to Amortization/Property Expense	Net
2014 (remaining)	$34	$5,020	$5,054
2015	69	10,040	10,109
2016	59	10,039	10,098
2017	41	9,448	9,489
2018	41	9,262	9,303
Thereafter	(589)	88,964	88,375
	$(345)	$132,773	$132,428

Note 7. Fair Value Measurements

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts (Note 8). These derivatives were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency forward contracts (Note 8). These derivatives were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, or Level 3 measurements during the three and six months ended June 30, 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:18 – Global 6/30/2014 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		June 30, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$359,132	$363,765	$85,060	$85,060
Deferred acquisition fees payable (b)	3	8,999	9,036	2,705	2,705
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

(b)
We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment of 109 basis points and 75 basis points, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2014 and December 31, 2013.

Note 8. Risk Management and Use of Derivative Financial Instruments

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

CPA®:18 – Global 6/30/2014 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
Derivative Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Foreign currency forward contracts	Other assets, net	$38	$—	$—	$—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	(151)	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,238)	(219)
		$38	$—	$(1,389)	$(219)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2014 and December 31, 2013, no cash collateral had been posted or received for any of our derivative positions.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest rate swaps	$647	$—	$1,019	$—
Foreign currency forward contracts	(178)	—	113	—
Total	$469	$—	$1,132	$—

During the three and six months ended June 30, 2014, we reclassified $0.2 million and $0.3 million, respectively, from other comprehensive loss into our consolidated financial statements related to our interest rate swaps.

Interest Rate Swaps

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

The interest rate swaps that we had outstanding on our consolidated subsidiaries at June 30, 2014 are summarized as follows (dollars in thousands):

	Number of Instruments	Notional Amount	Fair Value at June 30, 2014
Interest rate swaps	4	$31,511	$(1,238)

CPA®:18 – Global 6/30/2014 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2014 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2014 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts (b)	47		€18,035	$(127)
Foreign currency forward contracts (c)	19	kr	47,540	14
				$(113)
___________

(a)	Fair value amounts are based on the applicable exchange rate of the euro or the NOK as applicable at June 30, 2014.

(b)
On January 16, 2014 and March 31, 2014, we entered into a series of forward contracts to exchange euro for U.S. dollars for each quarter through April 2020, which was intended to protect our then-projected revenue collections against possible exchange rate fluctuations in the euro.

(c)
On February 27, 2014, in conjunction with our Siemens investment (Note 4), we entered into a series of forward contracts to exchange NOK for U.S. dollars for each quarter through January 2019, which was intended to protect our then-projected revenue collections from this investment against possible exchange rate fluctuations in NOK.

Other

Amounts reported in Other comprehensive loss related to our interest rate swap will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At June 30, 2014, we estimate that an additional $0.8 million will be reclassified as interest expense and other income during the next 12 months.

We measure our credit exposure on a counterparty basis as the positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of June 30, 2014. At June 30, 2014, we did not have any credit exposure with a counterparty.

CPA®:18 – Global 6/30/2014 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We currently have concentrations of credit risk in our portfolio as we have a limited number of investments. We intend to regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks. At June 30, 2014, our net lease portfolio, which excludes our self-storage facilities, had the following significant property and lease characteristics (percentages based on the percentage of our contractual minimum annualized base rent, or ABR, as of June 30, 2014), which does contain concentrations in excess of 10% in certain areas, as follows:

•	48% related to domestic properties, which include concentrations in Texas and Illinois of 16% and 14%, respectively;

•	52% related to international properties, which include concentrations in Poland, Croatia, and Norway of 22%, 17%, and 13%, respectively;

•	53% related to office properties, 18% related to warehouse/distribution properties, 17% related to retail properties, and 12% related to industrial properties; and

•
22% related to the banking industry, 17% related to the grocery industry, 16% related to the insurance industry, 12% related to the electronics industry, and 12% related to the chemical, plastics, rubber, and glass industry.

Information About Geographic Areas

Our portfolio is comprised of domestic and international investments. At June 30, 2014, our international investments were comprised of investments in Europe. Foreign currency exposure and risk management are discussed above. The following tables present information about our investments on a geographic basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Domestic
Revenues (a)	$5,905	$—	$10,131	$—
Loss from continuing operations before income taxes	(1,747)	(65)	(5,723)	(65)
Net income attributable to noncontrolling interests	(717)	—	(1,006)	—
Net loss attributable to CPA®:18 – Global	(2,632)	(65)	(6,897)	(65)
International
Revenues (b)	$6,742	$—	$9,211	$—
Loss from continuing operations before income taxes	(748)	—	(15,015)	—
Net (income) loss attributable to noncontrolling interests	(501)	—	3,531	—
Net loss attributable to CPA®:18 – Global	(1,567)	—	(11,538)	—
Total
Revenues	$12,647	$—	$19,342	$—
Loss from continuing operations before income taxes	(2,495)	(65)	(20,738)	(65)
Net (income) loss attributable to noncontrolling interests	(1,218)	—	2,525	—
Net loss attributable to CPA®:18 – Global	(4,199)	(65)	(18,435)	(65)

CPA®:18 – Global 6/30/2014 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2014	December 31, 2013
Domestic
Long-lived assets (c) (d)	$278,775	$119,336
Non-recourse debt	192,466	85,060
International
Long-lived assets (c) (e)	$234,585	$52,328
Non-recourse debt and bonds payable	166,666	—
Total
Long-lived assets (c)	$513,360	$171,664
Non-recourse debt and bonds payable	359,132	85,060
___________

(a)
For the three months ended June 30, 2014, domestic revenue contains concentrations above 5% related to our State Farm ($2.0 million), Solo Cup ($1.5 million), and Crowne Group ($0.7 million) investments, which are located in Texas, Illinois, and Michigan/Indiana/South Carolina, respectively. For the six months ended June 30, 2014, domestic revenue contains concentrations above 5% related to our State Farm ($4.1 million), Solo Cup ($2.5 million), and Crowne Group ($1.2 million) investments, which are located in Texas, Illinois, and Michigan/Indiana/South Carolina, respectively.

(b)
For the three months ended June 30, 2014, international revenue contains concentrations above 5% related to our Bank Pekao ($3.1 million), Agrokor ($1.9 million) and Siemens ($1.7 million) investments that are located in Poland, Croatia and Norway, respectively. For the six months ended June 30, 2014, international revenue contains concentrations above 5% related to our Agrokor ($3.9 million), Bank Pekao ($3.1 million), and Siemens ($2.2 million) investments.

(c)	Consists of Net investments in real estate.

(d)
At June 30, 2014, domestic long-lived assets contain concentrations above 10% related to our State Farm ($95.4 million) and Solo Cup ($65.1 million) investments, which are located in Texas and Illinois, respectively.

(e)
At June 30, 2014, international long-lived assets contain concentrations above 10% related to our Bank Pekao ($111.1 million), Siemens ($72.2 million), and Agrokor ($51.2 million) investments, which are located in Poland, Norway and Croatia, respectively. At December 31, 2013, international long-lived assets only pertained to our Agrokor investments located in Croatia.

CPA®:18 – Global 6/30/2014 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $307.4 million and $85.1 million at June 30, 2014 and December 31, 2013, respectively. The following table presents a summary of the non-recourse mortgage loans on our real estate property investments (dollars in thousands):

				Carrying Amount at
Tenant	Interest Rate	Rate Type	Maturity Date	June 30, 2014	December 31, 2013
Agrokor (a)	5.8%	Fixed	12/31/2020	$42,126	$—
Bank Pekao (b)	3.3%	Fixed	3/10/2021	72,827	—
State Farm (a) (c)	4.5%	Fixed	9/10/2023	72,800	72,800
Crowne Group (a) (d)	5.6%	Variable	12/30/2023	12,133	12,260
Crowne Group (b) (d)	5.4%	Variable	12/31/2023	4,038	—
Self-storage properties (b) (e)	4.9%	Fixed	2/1/2024	14,500	—
Automobile Protection Corporation, or APCO (b) (d)	5.1%	Variable	2/5/2024	3,802	—
Solo Cup (b) (c)	5.1%	Fixed	2/6/2024	47,250	—
Swift Spinning (b)	5.0%	Fixed	5/1/2024	7,792	—
Janus (b) (d)	4.9%	Variable	5/5/2024	11,538	—
AT&T (b)	4.6%	Fixed	6/11/2024	8,000	—
North American Lighting (b)	4.8%	Fixed	5/6/2026	7,325	—
Air Enterprises Acquisition, LLC, or Air Enterprises(b)	5.3%	Fixed	4/1/2039	3,289	—
				$307,420	$85,060
__________

(a)	These mortgage loans were entered into in conjunction with the 2013 Acquisitions as described in Note 4.

(b)
These mortgage loans were entered into in conjunction with the 2014 Acquisitions as described in Note 4 and Note 5. During the six months ended June 30, 2014, we capitalized $2.5 million of deferred financing costs related to these loans. We amortize deferred financing costs over the term of the related mortgage loan using a method which approximates the effective interest method.

(c)	These mortgage loans have payments that are interest-only until their respective maturity dates.

(d)
These mortgage loans have variable interest rates, which have been effectively converted to fixed rates through the use of interest rate swaps (Note 8). The interest rates presented for these mortgage loans reflect interest rate swaps in effect at June 30, 2014.

(e)	On January 23, 2014, we entered into a mortgage loan that we allocate between our two self-storage properties, which are jointly and severally liable for any possible defaults on the loan.

Bonds Payable

In conjunction with our Siemens investment (Note 4), on February 27, 2014, we issued privately placed bonds of $52.1 million, NOK 315 million, with a coupon of 3.5%. These bonds are collateralized by the Siemens property. The bonds are coterminous with the lease and mature on December 31, 2025. The bonds are inflation-linked to the Norwegian CPI and the annual principal balance and coupon payment will increase as the inflation index increases. Coupon payments will be made annually in arrears on December 15. At June 30, 2014, these bonds had a carrying value of $51.7 million. During the six months ended June 30, 2014, we capitalized $0.5 million of deferred financing costs related to these loans.

The bond agreement has a covenant that requires a valuation for compliance of the “loan to value,” or LTV, in the fourth quarter of each year. If we breach this covenant, we would be required to either provide additional collateral or make an offer to the bondholders to redeem the aggregate amount of bonds necessary to cure the LTV breach.

CPA®:18 – Global 6/30/2014 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remaining)	$873
2015	1,815
2016	2,097
2017	3,017
2018	3,263
Thereafter through 2039	348,067
Total	$359,132

Note 10. Commitments and Contingencies

At June 30, 2014, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

Note 11. Loss Per Share and Equity

The following tables depict loss per share for the period presented (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2014
	Weighted-Average Shares Outstanding	Allocation of Net Loss (a)	Loss Per Share
Class A common stock	77,300,223	$(3,760)	$(0.05)
Class C common stock	6,126,012	(439)	(0.07)
Net loss attributable to CPA®:18 – Global		$(4,199)

	Six Months Ended June 30, 2014
	Weighted-Average Shares Outstanding	Allocation of Net Loss (a)	Loss Per Share
Class A common stock	57,778,351	$(16,761)	$(0.29)
Class C common stock	4,979,591	(1,674)	(0.34)
Net loss attributable to CPA®:18 – Global		$(18,435)

	Three and Six Months Ended June 30, 2013
	Weighted-Average Shares Outstanding	Allocation of Net Loss	Loss Per Share
Class A common stock	23,222	$(65)	$(2.81)
Class C common stock	—	—	—
Net loss attributable to CPA®:18 – Global		$(65)
__________

(a)
The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for each respective period. For the three and six months ended June 30, 2014, the allocation for the Class A common stock excludes the shareholder servicing fee of $0.1 million and $0.2 million, respectively, that is only applicable to holders of Class C common stock (Note 3).

Subsequent to June 30, 2014 and through July 31, 2014, we issued an additional 1,748,004 shares of Class A common stock and an additional 1,484,667 shares of Class C common stock in our initial public offering.

Proceeds from certain of the shares that we sold are held in escrow and considered unsettled until such time as all contingencies have been removed and the buyer has voting rights, or approximately three days. At June 30, 2014, 606,865 of the Class A shares that were

CPA®:18 – Global 6/30/2014 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

sold remained unsettled. Net cash provided by financing activities for the six months ended June 30, 2014 does not include $13.8 million of shares sold but not settled (net of costs).

Distributions

On June 18, 2014, our board of directors declared distributions at a daily rate of $0.0016983 for our Class A common stock and $0.0014442 for our Class C common stock for the quarter ending September 30, 2014, payable on or about October 15, 2014 to stockholders of record on each day of the quarter.

During the second quarter of 2014, our board of directors declared distributions at a daily rate of $0.0017170 or our Class A common stock and $0.0014601 for our Class C common stock for the quarter ending June 30, 2014. The distributions in the amount of $12.8 million were paid on July 15, 2014 to the stockholders of record on June 30, 2014.

Distributions are declared at the discretion of our board of directors and are not guaranteed. Until we substantially invest the net proceeds of our initial public offering, we expect that distributions will be paid primarily from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2014
	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(882)	$(12)	$(894)
Other comprehensive income (loss) before reclassifications	(292)	(1,832)	(2,124)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	(177)	—	(177)
Net current-period Other comprehensive income	(469)	(1,832)	(2,301)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	175	175
Ending balance	$(1,351)	$(1,669)	$(3,020)

	Six Months Ended June 30, 2014
	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(219)	$125	$(94)
Other comprehensive income (loss) before reclassifications	(844)	(2,293)	(3,137)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	(288)	—	(288)
Net current-period Other comprehensive income	(1,132)	(2,293)	(3,425)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	499	499
Ending balance	$(1,351)	$(1,669)	$(3,020)

There were no reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2013.

CPA®:18 – Global 6/30/2014 10-Q – 27

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

Business Overview

As described in more detail in Item 1 in our 2013 Annual Report, we were formed in September 2012, and we intend to qualify as a REIT for the taxable year ended December 31, 2013. On May 7, 2013, our Registration Statement was declared effective by the SEC, and on July 25, 2013, aggregate subscription proceeds exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. The Registration Statement relates to our initial public offering, which is being made on a “best efforts” basis by Carey Financial and selected other dealers, and covers up to $1.0 billion of common stock, in any combination of Class A common stock and Class C common stock at a price of $10.00 per share of Class A common stock and $9.35 per share of Class C common stock. The Registration Statement also covers the offering of up to $400.0 million in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our DRIP at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock.

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

Significant Developments

Based on our investment pipeline and an assessment of the current environment of the current environment for investment opportunities, we believe it was in our best interest to reduce our sales of shares after June 30, 2014. On May 1, 2014, our board of directors approved the discontinuation of the sale of Class A shares after June 30, 2014, in order to moderate the pace of our fundraising. In order to facilitate the final sales of Class A shares as of June 30, 2014 and the continued sale of Class C shares, the board of directors also approved the reallocation up to $250.0 million of the shares that were initially allocated to sales of our stock through our DRIP to our initial public offering. In June 2014, we reallocated the full $250.0 million in shares from the DRIP.

CPA®:18 – Global 6/30/2014 10-Q – 28

Portfolio Overview

We intend to acquire a diversified portfolio of income-producing commercial properties and other real estate-related assets. We expect to make these investments both domestically and outside of the U.S. We acquired our first domestic and international investments on August 20, 2013 and December 18, 2013, respectively. See below for more details regarding our portfolio at June 30, 2014. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net leased jointly-owned investments.

Portfolio Summary

June 30, 2014
Number of net-leased properties	24
Number of operating properties	2
Number of tenants (a)	18
Total square footage (in thousands) (b)	5,539
Occupancy (a)	100%
Average lease term (in years) (a)	14.0
Number of countries	4
Total assets (in thousands)	$1,380,507
Total real estate assets (in thousands) (c)	513,360

(dollars in thousands, except exchange rate)	Six Months Ended June 30, 2014
Acquisition volume — consolidated	$444,663
Acquisition volume — pro rata (b)	370,711
Financing obtained — consolidated	275,710
Financing obtained — pro rata (b)	230,574
Funds raised — cumulative to date	1,034,985
Average U.S. dollar/euro exchange rate	$1.371
Change in the U.S. CPI (d)	2.3%
Change in the HICP (d)	0.3%
Change in the Norwegian CPI (d)	1.0%
__________

(a)	Represents our net-leased portfolio and, accordingly, excludes all operating properties.

(b)	Represents pro rata basis. See terms and definitions below for a description of pro rata metrics.

(c)	Represents Net investments in real estate.

(d)	Many of our lease agreements include contractual increases indexed to changes in the CPI or other similar indices.

CPA®:18 – Global 6/30/2014 10-Q – 29

				Consolidated		Pro Rata (a)
Tenant/Lease Guarantor	Location	Property Type	Acquisition Date	Square Footage	Purchase Price	Square Footage	Purchase Price (b)	Lease Term (in years)	Percent Owned
(in thousands, except years and percentages)
Net-leased properties:
State Farm (c)	Austin, TX	Office	8/20/2013	479,411	$115,604	239,706	$57,802	14.2	50%
Agrokor (c)	Split, Zadar, Zagreb (3), Croatia	Retail	12/18/2013	564,578	96,957	451,662	77,566	19.5	80%
Crowne Group (c)	Logansport, IN Madison, IN Marion, SC Frasier, MI Warren, MI	Industrial	12/30/2013 3/7/2014	859,701	30,940	859,701	30,940	24.8	100%
Air Enterprises	Streetsboro, OH	Industrial	1/16/2014	178,180	5,901	178,180	5,901	14.7	100%
Solo Cup (c) (d)	University Park, IL	Warehouse/Distribution	2/3/2014	1,552,475	80,650	1,552,475	84,588	9.3	100%
APCO	Norcross, GA	Office	2/7/2014	50,600	5,822	50,600	5,822	14.7	100%
Siemens (c) (d) (e)	Oslo, Norway	Office	2/27/2014	165,905	84,109	165,905	89,320	11.5	100%
Bank Pekao (c) (d) (e)	Warsaw, Poland	Office	3/31/2014	423,818	147,904	211,909	78,141	8.9	50%
Swift Spinning	Columbus, GA (2)	Industrial	4/21/2014	432,769	11,931	432,769	11,931	19.8	100%
North American Lighting (d)	Farmington Hills, MI	Office	5/6/2014	75,286	8,403	75,286	9,489	11.8	100%
Janus	Temple, GA Houston, TX Surprise, AZ	Industrial	5/16/2014	330,306	15,953	330,306	15,953	19.8	100%
AT&T (d)	Chicago, IL	Warehouse/Distribution	5/19/2014	206,000	11,600	206,000	12,248	13.3	100%
Belk (d) (f)	Jonesville, SC	Warehouse/Distribution	6/4/2014	515,279	20,451	515,279	42,842	8.9	100%
Operating properties:
Kissimmee Self Storage (d)	Kissimmee, FL	Self-storage	1/22/2014	184,456	11,960	184,456	12,565	N/A	100%
St. Petersburg Self Storage (d)	St. Petersburg, FL	Self-storage	1/23/2014	84,700	11,550	84,700	12,270	N/A	100%
				6,103,464	$659,735	5,538,934	$547,378
__________

(a)	Represents pro rata basis. See terms and definitions below for a description of pro rata metrics.

(b)	Purchase price represents the contractual purchase price, including acquisition fees and transaction closing costs, based on the applicable exchange rate.

(c)	Reflects tenants that exceed 5% of pro rata ABR as of June 30, 2014. See terms and definitions below for a description of pro rata amounts and ABR.

(d)
Represents business combinations in which acquisition fees are expensed in purchase accounting. Such acquisition fees are included in the purchase price listed above to depict the total cost of each respective investment.

(e)	These are considered multi-tenant properties.

(f)
The purchase price includes $20.6 million related to our funding commitment to develop an expansion to Belk’s existing facility located in Spartanburg, South Carolina, which is expected to complete in December 2014. At June 30, 2014, we have capitalized funds of $0.2 million as real estate under construction and have an unfunded commitment of $20.4 million remaining on this project (Note 4).

CPA®:18 – Global 6/30/2014 10-Q – 30

Portfolio Diversification by Geography and Property Type
(in thousands, except percentages)

	Consolidated (a)		Pro Rata (a) (b)
Region	ABR (c)	Percent	ABR (c)	Percent
U.S.
Midwest (d)	$9,772	21%	$9,772	27%
South (e)	9,571	21%	6,092	17%
East	2,483	5%	2,482	7%
West	396	1%	396	1%
U.S. Total	22,222	48%	18,742	52%

International
Poland	10,381	22%	5,191	14%
Croatia	7,679	17%	6,143	17%
Norway	6,101	13%	6,101	17%
International Total	24,161	52%	17,435	48%
Total	$46,383	100%	$36,177	100%

	Consolidated		Pro Rata (a) (b) (c)
Property Type	ABR (c)	Percent	ABR	Percent
Office	$24,769	53%	$16,099	44%
Warehouse/Distribution	8,178	18%	8,178	23%
Retail	7,679	17%	6,143	17%
Industrial	5,757	12%	5,757	16%
Total	$46,383	100%	$36,177	100%
__________

(a)	Represents our net-leased portfolio and, accordingly, excludes all operating properties.

(b)	See terms and definitions below for a description of pro rata metrics.

(c)	ABR is presented as of June 30, 2014. See terms and definitions below for a description of ABR.

(d)	Pro rata ABR for the Midwest region contains a concentration of 18% for our Illinois properties.

(e)	Pro rata ABR for the South region contains a concentration of 10% for our Texas properties.

Portfolio Diversification by Tenant Industry

	Consolidated (a)		Pro Rata (a) (b)
Industry Type (c)	ABR (d)	Percent	ABR (d)	Percent
(in thousands, except percentages)
Banking	$10,223	22%	$5,111	14%
Grocery	7,679	17%	6,143	17%
Insurance	7,439	16%	3,960	11%
Electronics	5,740	12%	5,740	16%
Chemicals, Plastics, Rubber, and Glass	5,646	12%	5,646	15%
Automobile	3,523	8%	3,523	10%
Retail Trade	1,616	3%	1,616	4%
Construction and Building	1,378	3%	1,378	4%
Textiles, Leather, and Apparel	1,150	3%	1,150	3%
Telecommunications	978	2%	947	3%
Other (e)	1,011	2%	963	3%
	$46,383	100%	$36,177	100%
__________

CPA®:18 – Global 6/30/2014 10-Q – 31

(a)	Represents our net-leased portfolio and, accordingly, excludes all operating properties.

(b)	See terms and definitions below for a description of pro rata amounts.

(c)	Based on the Moody’s Investors Service, Inc. classification system and information provided by the tenant.

(d)	ABR is presented as of June 30, 2014. See terms and definitions below for a description of ABR.

(e)	Includes ABR from tenants in the following industries: machinery, hotels and gaming, and unknown.

Lease Expirations

	Consolidated (a) (b)			Pro Rata (a) (b) (c)
Year of Lease Expiration	Number of Leases Expiring	ABR (d)	Percent	Number of Leases Expiring	ABR (d)	Percent
(in thousands, except percentages and number of leases)
Remaining 2014	—	$—	—%	—	$—	—%
2015	1	4	—%	1	2	—%
2016	1	97	—%	1	49	—%
2017	—	—	—%	—	—	—%
2018	3	57	—%	3	29	—%
2019	—	—	—%	—	—	—%
2020	—	—	—%	—	—	—%
2021	—	—	—%	—	—	—%
2022	—	—	—%	—	—	—%
2023	4	17,484	38%	4	12,373	34%
2024	—	—	—%	—	—	—%
2025	2	6,101	13%	2	6,101	17%
2026	1	847	2%	1	847	2%
2027	1	916	2%	1	916	3%
Thereafter	7	20,877	45%	7	15,860	44%
	20	$46,383	100%	20	$36,177	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Represents our net-leased portfolio and, accordingly, excludes all operating properties.

(c)	See terms and definitions below for a description of pro rata metrics.

(d)	ABR is presented as of June 30, 2014. See terms and definitions below for a description of ABR.

Operating Properties

At June 30, 2014 our operating portfolio consisted of two self-storage properties that are located in St. Petersburg, Florida and Kissimmee, Florida. These two properties had a combined square footage of 269,156 and occupancy of 76%.

Terms and Definitions

Pro Rata Metrics

The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly-owned investments, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly-owned investments, of the assets, liabilities, revenues, and expenses of those investments.

CPA®:18 – Global 6/30/2014 10-Q – 32

ABR

ABR represents contractual minimum annualized base rent for our net-leased properties. ABR is not applicable to operating properties.

Results of Operations

We acquired our first three investments subsequent to the second quarter of 2013. During the six months ended June 30, 2014, we made 13 additional investments (Note 4). As such, the results discussed below primarily reflect our 2014 operations as we did not own any investments during the prior year periods presented.

Financial and Operating Highlights
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (a)	2014	2013 (a)
Total revenues	$12,647	$—	$19,342	$—
Net loss attributable to CPA®:18 – Global	(4,199)	(65)	(18,435)	(65)

Cash distributions paid	6,259	—	8,080	—

Net cash used in operating activities			(2,945)	—
Net cash used in investing activities			(426,260)	—
Net cash provided by financing activities			1,015,117	—

Supplemental financial measures:
Funds used in operations, or FFO (b)	(312)	(65)	(12,407)	(65)
Modified funds from (used in) operations, or MFFO (b)	3,446	(65)	5,972	(65)
__________

(a)	We began to admit stockholders on July 25, 2013 and acquired our first investment on August 20, 2013.

(b)
We consider the performance metrics listed above, FFO and MFFO, which are supplemental measures that are not defined by GAAP, both referred to as non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Total revenues, Net cash provided by operating activities, and MFFO were driven by our 2013 Acquisitions and 2014 Acquisitions. MFFO primarily reflects the activity of our 2013 Acquisitions.

Lease Revenues

For the three months ended June 30, 2014, lease revenues totaled $11.3 million, of which $6.7 million related to our 2014 Acquisitions and $4.6 million related to our 2013 Acquisitions. For the six months ended June 30, 2014, lease revenues totaled $17.6 million, of which $8.4 million related to our 2014 Acquisitions and $9.2 million related to our 2013 Acquisitions. We did not have any lease revenues during the three and six months ended June 30, 2013.

Other Real Estate Income

For the three and six months ended June 30, 2014, other real estate income totaled $0.5 million and $0.9 million, respectively, which was generated from the two self-storage properties we acquired in January 2014 (Note 4). We did not have any other real estate income during the three and six months ended June 30, 2013.

CPA®:18 – Global 6/30/2014 10-Q – 33

Other Operating Income

For the three and six months ended June 30, 2014, other operating income totaled $0.8 million and $0.9 million, respectively, which was primarily related to reimbursable tenant costs from our net-leased properties. These costs are recorded as both income and property expenses. We did not have any other operating income during the three and six months ended June 30, 2013.

Acquisition Expenses

For the three and six months ended June 30, 2014, acquisition expenses totaled $4.0 million and $23.0 million, respectively, all of which were directly related to our 2014 Acquisitions that were deemed to be business combinations. We did not have any acquisition expenses during the three and six months ended June 30, 2013.

Depreciation and Amortization

For the three months ended June 30, 2014, depreciation and amortization totaled $5.1 million, of which $3.5 million related to our 2014 Acquisitions and $1.6 million related to our 2013 Acquisitions. For the six months ended June 30, 2014, depreciation and amortization totaled $7.8 million, of which $4.6 million related to our 2014 Acquisitions and $3.2 million related to our 2013 Acquisitions. We did not have any depreciation and amortization expenses during the three and six months ended June 30, 2013.

General and Administrative

For the three and six months ended June 30, 2014, general and administrative expenses totaled $1.2 million and $1.8 million, respectively, including professional fees of $0.9 million and $1.4 million, respectively, and management expenses of $0.2 million and $0.3 million, respectively. Professional fees were primarily comprised of accounting fees, which were incurred in conjunction with our new investments and public filings, and investor relations costs. Management expenses are primarily related to the Class C shareholder servicing fee. We incurred less than $0.1 million of general and administrative expenses during each of the three and six months ended June 30, 2013.

Property Expenses

For the three and six months ended June 30, 2014, we recorded property expenses of $1.7 million and $2.3 million, respectively, of which $0.8 million for each period related to reimbursable tenant costs from our net-leased properties and asset management fees to our advisor of $0.6 million and $0.9 million, respectively. At our advisor’s election, we settle such asset management fees in the form of shares of our Class A common stock, rather than in cash (Note 3). We did not have any property expenses during the three and six months ended June 30, 2013.

Interest Expense

For the three months ended June 30, 2014, we incurred interest expense of $3.8 million, of which $2.1 million related to our 2014 Acquisitions and $1.7 million related to our 2013 Acquisitions. For the six months ended June 30, 2014, we incurred interest expense of $5.9 million, of which $2.9 million related to our 2014 Acquisitions and $2.9 million related to our 2013 Acquisitions. We did not have any interest expense during the three and six months ended June 30, 2013.

Net (Income) Loss Attributable to Noncontrolling Interests

For the three months ended June 30, 2014, net income attributable to noncontrolling interests was $1.2 million, which was primarily due to the $0.5 million Available Cash Distribution and $0.5 million related to CPA®:17 – Global’s 50% interest in the net income generated from the Bank Pekao property investment.

For the six months ended June 30, 2014, net loss attributable to noncontrolling interests was $2.5 million, which was primarily due to CPA®:17 – Global’s share of the Bank Pekao property net loss for the period of $3.8 million, partially offset by the Available Cash Distribution of $0.6 million.

CPA®:18 – Global 6/30/2014 10-Q – 34

Net Loss Attributable to CPA®:18 – Global

For the three and six months ended June 30, 2014, the resulting net loss attributable to CPA®:18 – Global was $4.2 million and $18.4 million, respectively. For both the three and six months ended June 30, 2013, the resulting net loss attributable to CPA®:18 – Global was less than $0.1 million.

Modified Funds from (Used in) Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2014, MFFO was $3.4 million and $6.0 million, respectively, primarily as a result of our 2013 Acquisitions and 2014 Acquisitions. For both the three and six months ended June 30, 2013, MFFO was less than $0.1 million.

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

We intend to qualify as a REIT beginning with the tax year ended December 31, 2013, and if so qualified we will not be subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions, to increase equity in our commercial real estate through regular mortgage principal payments and to own a geographically diversified portfolio of net-leased commercial real estate and other real estate related assets that will increase in value. Our distributions declared through June 30, 2014 have exceeded our FFO and have been paid almost entirely from offering proceeds. We expect that future distributions will be paid in whole or in part from offering proceeds, borrowings, and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from our initial public offering.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 totaled $2.9 million, primarily reflecting cash flows generated from rental income directly related to our 2013 Acquisitions and 2014 Acquisitions, which were more than offset by acquisition expenses, interest paid on mortgage loans and other operating costs. We expect our operating cash flow to improve as we continue to acquire properties. We did not have any net cash used in operating activities during the six months ended June 30, 2013.

Investing Activities

Net cash used in investing activities totaled $426.3 million for the six months ended June 30, 2014. This was primarily the result of cash outflows related to our 2014 Acquisitions, including acquisitions of real estate and direct financing leases of $421.9 million, VAT paid in connection with our Bank Pekao investment of $34.8 million, and funds placed in escrow totaling $10.5 million related to future improvements for our new acquisitions. We also had cash inflows related to our acquisitions, such as funds released from escrow of $5.3 million related to Siemens and Bank Pekao investments and $36.5 million of VAT refunded for our Bank Pekao and Agrokor acquisitions. We did not have any investing activities during the six months ended June 30, 2013.

CPA®:18 – Global 6/30/2014 10-Q – 35

Financing Activities

Net cash provided by financing activities totaled $1.0 billion for the six months ended June 30, 2014. This was primarily due to net proceeds received from our public offering of $715.3 million and proceeds of $223.7 million and $52.1 million from non-recourse mortgage financings and bond financing, respectively, related to the 2014 Acquisitions. We also received contributions of $95.9 million from the noncontrolling interest in our Bank Pekao investment held by our affiliate, CPA®:17 – Global, which was partially offset by distributions paid to noncontrolling interests of $64.1 million, which was primarily related to the CPA®:17 – Global’s interest in Bank Pekao’s financing received. We also paid distributions of $8.1 million to our stockholders. We did not have any net cash provided by financing activities during the six months ended June 30, 2013.

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through June 30, 2014, we have declared distributions to stockholders totaling $21.0 million, which were comprised of cash distributions of $9.8 million and $11.2 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have determined that FFO is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Through June 30, 2014, we have not yet generated sufficient FFO to fund all of our distributions; therefore, we have funded approximately 99% of our cash distributions declared to date from the proceeds of our initial public offering.

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the three months ended June 30, 2014, we received requests to redeem 4,004 shares of Class A common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $10.00 per share, net of redemption fees, totaled less than $0.1 million.

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded primarily by the capital we raise in our initial public offering. We have raised aggregate gross proceeds in our initial public offering of approximately $1.1 billion through July 31, 2014 detailed as follows (in thousands):

	Funds Raised
Period	Class A	Class C	Total
From inception to December 31, 2013	$211,630	$25,677	$237,307
January 2014	63,750	5,229	68,979
February 2014	153,912	8,081	161,993
March 2014	160,523	7,476	167,999
April 2014	107,618	5,741	113,359
May 2014	106,281	6,979	113,260
June 2014	161,140	10,948	172,088
July 2014	12,556	13,318	25,874
	$977,410	$83,449	$1,060,859

We expect to use approximately 88% of the gross proceeds raised in our initial public offering to acquire investments, assuming that we sell the maximum amount of shares both in the offering and pursuant to our DRIP. The remaining portion of the proceeds will be used to pay distributions to stockholders, offering fees and expenses, including the payment of fees to our dealer manager, and the payment of fees and reimbursement of expenses to our advisor.

We expect to meet our short-term liquidity requirements generally through existing cash balances, future offering proceeds that we raise, and, if necessary, short-term borrowings. We expect that in the future, as our portfolio grows and matures, our properties will provide sufficient cash flow to cover operating expenses and the payment of distributions to stockholders.

CPA®:18 – Global 6/30/2014 10-Q – 36

Our liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings.

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	June 30, 2014	December 31, 2013
Carrying Value
Fixed rate	$275,910	$72,800
Variable rate (a)	83,222	12,260
Total	$359,132	$85,060
Percent of Total Debt
Fixed rate	77%	86%
Variable rate	23%	14%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.5%	4.5%
Variable rate	4.2%	5.6%
___________

(a)
Variable-rate debt at June 30, 2014 primarily consisted of $51.7 million of floating rate debt that is inflation-linked to the Norwegian CPI and $31.5 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments.

Cash Resources

At June 30, 2014, our cash resources consisted of cash and cash equivalents totaling $695.1 million. Of this amount, $22.9 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. Our cash resources may be used for future investments and can be used for working capital needs and other commitments. In addition, our board of directors and the board of directors of WPC have each approved unsecured loans to us from WPC of up to $100.0 million in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of WPC’s management (Note 3). We did not borrow any funds from WPC during the three and six months ended June 30, 2014. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash uses will include acquiring new investments, funding capital commitments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control and making any scheduled mortgage interest and principal payments, as well as other normal recurring operating expenses. We expect to be fund $22.8 million related to capital and ground lease commitments during the next 12 months.

CPA®:18 – Global 6/30/2014 10-Q – 37

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at June 30, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$359,132	$1,758	$4,428	$6,632	$346,314
Interest on borrowings and deferred acquisition fees	141,329	15,825	31,885	31,226	62,393
Organization and offering costs payable to affiliate (b)	741	741	—	—	—
Deferred acquisition fees — principal (c)	8,955	4,148	4,807	—	—
Capital commitments (d)	22,758	22,758	—	—	—
Other lease commitments (e)	3,613	75	153	156	3,229
	$536,528	$45,305	$41,273	$38,014	$411,936
__________

(a)	Represents the non-recourse debt and bonds payable we obtained in connection with our investments.

(b)
Represents the organization and offering costs incurred by our advisor for which we are liable (Note 3). The payment of such costs is contingent on the amount of offering proceeds we raise over our initial offering period, which is currently expected to terminate on or prior to May 7, 2015.

(c)
Represents deferred acquisition fees due to the advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments from the date of each respective acquisition.

(d)	Capital commitments include our current build-to-suit project of $20.4 million (Note 4) and $2.4 million related to other construction commitments.

(e)
Other lease commitments consist of rental obligations under ground leases and our share of future rents payable pursuant to our advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among WPC, the CPA® REITs and CWI based on gross revenues and are adjusted quarterly.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2014, which consisted primarily of the euro and the NOK. At June 30, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

CPA®:18 – Global 6/30/2014 10-Q – 38

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

CPA®:18 – Global 6/30/2014 10-Q – 39

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

CPA®:18 – Global 6/30/2014 10-Q – 40

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to CPA®:18 – Global	$(4,199)	$(65)	$(18,435)	$(65)
Adjustments:
Depreciation and amortization of real property	5,134	—	7,835	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,247)	—	(1,807)	—
Total adjustments	3,887	—	6,028	—
FFO — as defined by NAREIT	(312)	(65)	(12,407)	(65)
Adjustments:
Other depreciation, amortization and other non-cash charges	12	—	9	—
Straight-line and other rent adjustments (a)	(535)	—	(911)	—
Acquisition expenses (b)	4,014	—	23,043	—
Above- and below-market rent intangible lease amortization, net	29	—	(4)	—
Realized gains on foreign currency, derivatives and other	(85)	—	(47)	—
Unrealized losses on mark-to-market adjustments	152	—	245	—
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	171	—	(3,956)	—
Total adjustments	3,758	—	18,379	—
MFFO	$3,446	$(65)	$5,972	$(65)
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

CPA®:18 – Global 6/30/2014 10-Q – 41

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. In addition to these risks, we are subject to market risk as a result of concentrations in certain tenant industries, geographical location and property type because, as of the date of this report, we had only 16 investments. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in its investment decisions the advisor attempts to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps (where applicable) are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2014, we estimated that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $1.2 million (Note 8).

At June 30, 2014, our outstanding debt either bore interest at a fixed rate or was swapped to a fixed rate or was inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at June 30, 2014 ranged from 3.3% to 5.8%. The contractual annual interest rate on our variable-rate debt at June 30, 2014 ranged from 3.5% to 5.6%. Our debt obligations are more fully described in Note 9 and Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter based upon expected maturity dates of our debt obligations outstanding at June 30, 2014 (in thousands):

	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total	Fair value
Fixed-rate debt (a)	$619	$1,307	$1,425	$2,227	$2,473	$267,858	$275,909	$280,543
Variable rate debt (a)	$254	$508	$672	$790	$790	$80,209	$83,223	$83,222
__________
(a) Amounts are based on the exchange rate at June 30, 2014, as applicable.

At June 30, 2014, the estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or is inflation-linked to the Norwegian CPI, approximated their carrying values. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2014 by an aggregate

CPA®:18 – Global 6/30/2014 10-Q – 42

increase of $22.4 million or an aggregate decrease of $25.2 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

As more fully described under Financial Condition – Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at June 30, 2014 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe, and as a result we are subject to risk from the effects of exchange rate movements in the euro and, to a lesser extent, the NOK, which may affect future costs and cash flows. Although all of our foreign investments through the second quarter of 2014 were conducted in these currencies, we may conduct business in other currencies in the future as we seek to invest a portion of the funds from our initial public offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage and bond financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of June 30, 2014 during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (b)	$9,057	$18,054	$16,747	$17,959	$17,955	$159,891	$239,663
NOK (c)	3,078	6,096	6,107	6,101	6,101	42,423	69,906
	$12,135	$24,150	$22,854	$24,060	$24,056	$202,314	$309,569

Scheduled debt service payments (principal and interest) for mortgage notes and bond payable for our foreign operations as of June 30, 2014 during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, are as follows (in thousands):

Debt Service (a)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (b)	$2,998	$5,923	$5,874	$6,340	$6,437	$118,476	$146,048
NOK (c)	1,433	1,810	1,810	1,810	1,810	64,382	73,055
	$4,431	$7,733	$7,684	$8,150	$8,247	$182,858	$219,103
__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2014 of $0.9 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the NOK and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2014 of less than $0.1 million.

As a result of scheduled balloon payments on the privately-placed international bonds issued in connection with our Siemens investment, projected debt service obligations exceed projected lease revenues after 2018. In 2025, balloon payments totaling $51.7 million are due on the aforementioned bonds, which are collateralized by the property we own. We currently anticipate that, by their respective due dates, we will refinance certain of our debt obligations and/or renew the related lease, but there can be no assurance that

CPA®:18 – Global 6/30/2014 10-Q – 43

we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2014 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:18 – Global 6/30/2014 10-Q – 44

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2014, we issued 54,116 shares of our Class A common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which is the price at which shares of our Class A common stock were sold in our initial public offering. Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Use of Offering Proceeds

On May 7, 2013, our Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC. The cumulative use of proceeds from our initial public offering was as follows as of June 30, 2014 (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	100,000,000	26,737,968	126,737,968
Aggregate price of offering amount registered (a)	$1,000,000	$250,000	$1,250,000
Shares sold (b)	96,675,212	7,500,645	104,175,857
Aggregated offering price of amount sold	$964,854	$70,131	$1,034,985
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(71,389)	(1,452)	(72,841)
Direct or indirect payments to others	(30,878)	(1,580)	(32,458)
Net offering proceeds to the issuer after deducting expenses	$862,587	$67,099	929,686
Purchases of real estate, net of financing and noncontrolling interest			(219,304)
Cash distributions paid to stockholders			(8,195)
Repayment of mortgage financing			(738)
Working capital (c)			(6,363)
Temporary investments in cash and cash equivalents			$695,086
__________

(a)	These amounts are based on the assumption that the shares to be sold in our initial public offering will be composed of 80% of Class A common stock and 20% of Class C common stock.

(b)	Excludes shares issued to affiliates.

(c)	Working capital has been reduced to reflect $23.0 million of acquisition expenses.

CPA®:18 – Global 6/30/2014 10-Q – 45

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2014:

2014 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
April	—	$—	N/A	N/A
May	—	—	N/A	N/A
June	4,004	10.00	N/A	N/A
Total	4,004
___________

(a)
Represents shares of our Class A common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended June 30, 2014. We generally receive fees in connection with share redemptions.

CPA®:18 – Global 6/30/2014 10-Q – 46

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:18 – Global 6/30/2014 10-Q – 47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	August 8, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 6/30/2014 10-Q – 48

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith