Form 10-Q
period 2014-09-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2014-11-13
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Registrant has 99,981,167 shares of Class A common stock, $0.001 par value, and 14,428,864 shares of Class C common stock, $0.001 par value, outstanding at October 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 19, 2014, or the 2013 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA®:18 – Global 9/30/2014 10-Q – 1

PART I
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Investments in real estate:
Real estate, at cost	$471,769	$150,424
Operating real estate, at cost	46,864	—
Accumulated depreciation	(7,844)	(824)
Net investments in properties	510,789	149,600
Real estate under construction	5,725	—
Net investments in direct financing leases	44,067	22,064
Note receivable	28,000	—
Net investments in real estate	588,581	171,664
Cash and cash equivalents	652,128	109,061
In-place lease intangible assets, net	118,869	53,337
Other intangible assets, net	30,232	8,224
Other assets, net	18,161	13,384
Total assets	$1,407,971	$355,670
Liabilities and Equity
Liabilities:
Non-recourse debt	$313,334	$85,060
Bonds payable	49,226	—
Due to affiliate	12,257	5,149
Deferred income taxes	14,161	8,350
Distributions payable	16,784	1,821
Prepaid and deferred rental income	12,176	3,317
Accounts payable, accrued expenses and other liabilities	9,212	1,502
Total liabilities	427,150	105,199
Commitments and contingencies (Note 10)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 99,170,039 and 21,290,097 shares issued, respectively, and 99,132,878 and 21,290,097 shares outstanding, respectively	99	21
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 12,242,048 and 2,776,001 shares issued and outstanding, respectively	12	3
Additional paid-in capital	996,722	215,371
Distributions and accumulated losses	(64,467)	(2,567)
Accumulated other comprehensive loss	(12,275)	(94)
Less: treasury stock at cost, 37,160 and 0 shares, respectively	(371)	—
Total CPA®:18 – Global stockholders’ equity	919,720	212,734
Noncontrolling interests	61,101	37,737
Total equity	980,821	250,471
Total liabilities and equity	$1,407,971	$355,670
See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2014 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Lease revenues:
Rental income	$11,163	$941	$27,293	$941
Interest income from direct financing leases	1,012	—	2,437	—
Total lease revenues	12,175	941	29,730	941
Other operating income	1,103	6	1,954	6
Other real estate income	1,052	—	1,988	—
Other interest income	552	—	552	—
	14,882	947	34,224	947
Operating Expenses
Acquisition expenses (inclusive of $4,915, $0, $23,808, and $0, respectively, to a related party)	8,861	33	31,827	33
Depreciation and amortization	5,647	378	13,485	378
Property expenses (inclusive of $713, $32, $1,647, and $32, respectively, to a related party)	2,166	32	4,463	32
General and administrative (inclusive of $287, $68, $546, and $68, respectively, to a related party)	1,517	161	3,329	226
Other real estate expenses	389	—	666	—
	18,580	604	53,770	669
Other Income and Expenses
Interest expense (inclusive of $43, $34, $97, and $34, respectively, to a related party)	(4,311)	(416)	(10,163)	(416)
Other income and (expenses)	852	1	1,814	1
	(3,459)	(415)	(8,349)	(415)
Loss from continuing operations before income taxes	(7,157)	(72)	(27,895)	(137)
Benefit from income taxes	644	—	422	—
Net Loss	(6,513)	(72)	(27,473)	(137)
Net (income) loss attributable to noncontrolling interests (inclusive of Available Cash Distribution to a related party of $590, $0, $1,196, and $0, respectively)	(1,136)	(66)	1,389	(66)
Net Loss Attributable to CPA®:18 – Global	$(7,649)	$(138)	$(26,084)	$(203)

Class A common stock:
Net loss attributable to CPA®:18 – Global	$(6,743)	$(108)	$(23,451)	$(163)
Weighted-average shares outstanding	99,007,256	616,292	71,680,784	223,085
Loss per share	$(0.07)	$(0.18)	$(0.33)	$(0.73)
Distributions Declared Per Share	$0.1562	$0.1155	$0.4687	$0.1155

Class C common stock:
Net loss attributable to CPA®:18 – Global	$(906)	$(30)	$(2,633)	$(40)
Weighted-average shares outstanding	9,925,481	149,294	6,646,337	50,311
Loss per share	$(0.09)	$(0.20)	$(0.40)	$(0.80)
Distributions Declared Per Share	$0.1329	$0.0982	$0.3986	$0.0982

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2014 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Loss	$(6,513)	$(72)	$(27,473)	$(137)
Other Comprehensive Loss
Foreign currency translation adjustments	(14,395)	—	(16,688)	—
Change in net unrealized gain on derivative instruments	1,888	—	756	—
	(12,507)	—	(15,932)	—
Comprehensive Loss	(19,020)	(72)	(43,405)	(137)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(1,136)	(66)	1,389	(66)
Foreign currency translation adjustments	3,252	—	3,751	—
Comprehensive loss (income) attributable to noncontrolling interests	2,116	(66)	5,140	(66)
Comprehensive Loss Attributable to CPA®:18 – Global	$(16,904)	$(138)	$(38,265)	$(203)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2014 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
							Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C		General
	Shares	Amount	Shares	Amount	Shares	Amount							Total
Balance at January 1, 2013	—	$—	—	$—	23,222	$—	$209	$—	$—	$—	$209	$—	$209
Renaming of General Shares to Class A common stock	23,222	—	—	—	(23,222)	—	—	—	—	—	—	—	—
Shares issued, net of offering costs	21,251,565	21	2,776,001	3	—	—	215,016	—	—	—	215,040	—	215,040
Shares issued to affiliate	7,903	—	—	—	—	—	79	—	—	—	79	—	79
Stock-based compensation	7,407	—	—	—	—	—	67	—	—	—	67	—	67
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	38,169	38,169
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(853)	(853)
Distributions declared ($0.2717 and $0.2311 per share to Class A and Class C, respectively)	—	—	—	—	—	—	—	(1,936)	—	—	(1,936)	—	(1,936)
Net Loss	—	—	—	—	—	—	—	(631)	—	—	(631)	390	(241)
Other Comprehensive Loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	125	—	125	31	156
Change in unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	(219)	—	(219)	—	(219)
Balance at December 31, 2013	21,290,097	21	2,776,001	3	—	—	215,371	(2,567)	(94)	—	212,734	37,737	250,471
Shares issued, net of offering costs	77,725,349	78	9,466,047	9	—	—	779,817	—	—	—	779,904	—	779,904
Shares issued to affiliate	143,482	—	—	—	—	—	1,435	—	—	—	1,435	—	1,435
Stock-based compensation	11,110	—	—	—	—	—	99	—	—	—	99	—	99
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	95,889	95,889
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(67,385)	(67,385)
Distributions declared ($0.4687 and $0.3986 per share to Class A and Class C, respectively)	—	—	—	—	—	—	—	(35,816)	—	—	(35,816)	—	(35,816)
Net Loss	—	—	—	—	—	—	—	(26,084)	—	—	(26,084)	(1,389)	(27,473)
Other Comprehensive Loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(12,937)	—	(12,937)	(3,751)	(16,688)
Change in net unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	756	—	756	—	756
Repurchase of shares	(37,160)	—	—	—	—	—	—	—	—	(371)	(371)	—	(371)
Balance at September 30, 2014	99,132,878	$99	12,242,048	$12	—	$—	$996,722	$(64,467)	$(12,275)	$(371)	$919,720	$61,101	$980,821

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2014 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows — Operating Activities
Net loss	$(27,473)	$(137)
Adjustments to net loss:
Depreciation and amortization, including intangible assets and deferred financing costs	14,248	380
Straight-line rent adjustment and amortization of rent-related intangibles	(1,551)	(137)
Stock-based compensation expense	99	67
Gain on foreign currency transactions and other	(10)	—
Organizational costs paid by affiliate	—	65
Net change in operating assets and liabilities	14,276	936
Net Cash (Used in) Provided by Operating Activities	(411)	1,174

Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases, net of cash acquired	(487,672)	(111,627)
Value added taxes, or VAT, refunded in connection with acquisition of real estate	36,472	—
VAT paid in connection with acquisition of real estate	(35,136)	—
Investment in note receivable	(28,000)	—
Change in investing restricted cash	(4,897)	—
Payment of deferred acquisition fees to an affiliate	(978)	—
Net Cash Used in Investing Activities	(520,211)	(111,627)

Cash Flows — Financing Activities
Proceeds from issuance of shares, net of issuance costs	785,518	18,075
Proceeds from mortgage financing	223,651	72,800
Contributions from noncontrolling interests	95,889	19,129
Distributions to noncontrolling interests	(67,385)	(292)
Proceeds from bond financing	52,066	—
Distributions paid	(20,852)	—
Receipt of tenant security deposits	4,072	—
Payment of deferred financing costs and mortgage deposits	(2,954)	(220)
Scheduled payments of mortgage principal	(1,163)	—
Purchase of treasury stock	(371)	—
Note payable proceeds from affiliate	—	15,000
Net Cash Provided by Financing Activities	1,068,471	124,492

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	(4,782)	—
Net increase in cash and cash equivalents	543,067	14,039
Cash and cash equivalents, beginning of period	109,061	209
Cash and cash equivalents, end of period	$652,128	$14,248

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2014 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed in September 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the United States, or U.S. We are a general partner and a limited partner and own a 99.97% interest in CPA:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership. We intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. The Operating Partnership was formed on April 8, 2013. On July 3, 2013, WPC–CPA®:18 Holdings, LLC, or CPA®:18 Holdings, a subsidiary of our sponsor, W. P. Carey Inc., or WPC, acquired a special general partner interest in the Operating Partnership. On August 20, 2013, we acquired our first property. At September 30, 2014, our portfolio was comprised of full or partial ownership interests in 32 properties, the majority of which were fully-occupied and triple-net leased to 48 tenants totaling 5.7 million square feet. The remainder of our portfolio was comprised of our full ownership interests in seven self-storage properties totaling 0.6 million square feet.

We are managed by WPC through Carey Asset Management Corp., or the advisor. The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations, and administrative services. W. P. Carey & Co. B.V., an affiliate of the advisor, provides asset management services with respect to our foreign investments.

Public Offering

On May 7, 2013, our registration statement on Form S-11 (File No. 333-185111), or the Registration Statement, was declared effective by the SEC under the Securities Act of 1933, or the Securities Act. The Registration Statement relates to our initial public offering of up to $1.0 billion of common stock, in any combination of Class A common stock, at a price of $10.00 per share, and Class C common stock, at a price of $9.35 per share. The Registration Statement also covers the offering of up to $400.0 million in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our distribution reinvestment and stock purchase plan, or DRIP, at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. Our initial public offering is being made on a “best efforts” basis by Carey Financial, LLC, our dealer manager and a subsidiary of WPC, or Carey Financial, and other selected dealers. The per share amount of distributions on shares of Class A and C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will be lower than distributions on shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees (Note 3).

On May 1, 2014, in order to moderate the pace of our fundraising, our board of directors approved the discontinuation of the sale of Class A shares as of June 30, 2014. In order to facilitate the final sales of Class A shares as of June 30, 2014 and the continued sale of Class C shares, the board of directors also approved the reallocation to our initial public offering of up to $250.0 million of the shares that were initially allocated to sales of our stock through our DRIP.  In June 2014, we reallocated the full $250.0 million in shares from the DRIP. Through September 30, 2014, we raised gross offering proceeds for our Class A common stock and Class C common stock of $977.4 million and $113.2 million, respectively. The gross offering proceeds raised exclude reinvested distributions through the DRIP of $10.0 million and $1.2 million for our Class A common stock and Class C common stock, respectively.

CPA®:18 – Global 9/30/2014 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the U.S., or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, which are included in the 2013 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed to be a variable interest entity, or VIE, and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. During the nine months ended September 30, 2014, we made several new investments (Note 4) that we evaluated for VIE purposes. We have concluded that none of our investments at September 30, 2014 qualified as a VIE.

For an entity that is not considered to be a VIE, but rather a voting interest entity, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (ii) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

Based on our evaluation, we determined that our Operating Partnership was not a VIE but should be consolidated as we control all decisions regarding our Operating Partnership. We account for the special general partner interest held by CPA®:18 Holdings in the Operating Partnership as a noncontrolling interest.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

CPA®:18 – Global 9/30/2014 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective beginning in 2017 and early adoption is not permitted. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pre-tax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business, we may sell properties, which, under prior accounting guidance, would have been reported each as discontinued operations; however, under ASU 2014-08, such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for any dispositions after December 31, 2013. Consequently, individually significant operations that are sold or classified as held-for-sale during 2014 will not be reclassified to discontinued operations in the consolidated financial statements, but will be disclosed in the Notes. This ASU did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit relating to a net operating loss carryforward, a similar tax loss or a tax credit carryforward as a reduction to a deferred tax asset except in certain situations. To the extent the net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the governing tax law to settle any additional income taxes that would result from the disallowance of the tax position or the governing tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not net with a deferred tax asset. ASU 2013-11 became effective for us at the beginning of 2014. The adoption of ASU 2013-11 did not have a material impact on our financial condition or results of operations.

CPA®:18 – Global 9/30/2014 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans, day-to-day management, and the performance of certain administrative duties. The current form of the advisory agreement is scheduled to expire on December 31, 2014, unless renewed pursuant to its terms.

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor and other affiliates in accordance with the terms of the related agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amounts Included in the Consolidated Statements of Operations
Acquisition expenses	$4,915	$—	$23,808	$—
Asset management fees	713	32	1,647	32
Available Cash Distribution	590	—	1,196	—
Shareholder servicing fee	230	3	459	3
Personnel and overhead reimbursements	57	—	87	—
Interest expense on deferred acquisition fees and note payable	43	34	97	34
Costs incurred by the advisor	—	141	—	141
Excess operating expenses charged back to the advisor	—	(76)	—	(76)
	$6,548	$134	$27,294	$134

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$2,695	$1,860	$102,126	$1,860
Offering costs	640	853	2,626	3,933
Current acquisition fees	—	1,442	1,251	1,442
Deferred acquisition fees	—	1,154	1,000	1,154
	$3,335	$5,309	$107,003	$8,389

			September 30, 2014	December 31, 2013
Due to Affiliate
Deferred acquisition fees, including interest			$10,564	$2,705
Accounts payable			1,396	2,406
Asset management fees payable			250	38
Reimbursable costs			47	—
			$12,257	$5,149

Organization and Offering Costs

Pursuant to the advisory agreement with the advisor, we are liable for certain expenses related to our initial public offering, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, and are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor has agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 1.5% of the gross proceeds from the initial public offering if the gross proceeds are $750.0 million or more. Since inception and through September 30, 2014, the advisor has incurred organization and offering costs of $0.1 million and $7.7 million, respectively, on our behalf, of which we repaid $7.4 million. Organization costs were expensed as incurred and are included in

CPA®:18 – Global 9/30/2014 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

General and administrative expenses in the consolidated financial statements. We recorded a liability to the advisor for the remaining unpaid offering costs based on our estimate of expected gross offering proceeds. During the nine months ended September 30, 2014, we charged $5.5 million of deferred offering costs to stockholder’s equity.

Loans from WPC

Our board of directors and the board of directors of WPC have approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by the advisor’s investment committee that we would not otherwise have sufficient available funds to complete, with any loans to be made solely at the discretion of the management of WPC. During the three months ended September 30, 2013, we borrowed $15.0 million from WPC at a rate of 30-day London Interbank Offered Rate plus 1.75% and a maturity date of August 20, 2014. On October 4, 2013, we repaid this note in full with accrued interest and we do not have any amounts outstanding at September 30, 2014.

Asset Management Fees

Pursuant to the advisory agreement, the advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. The asset management fees are payable in cash or shares of our Class A common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, or, if an NAV has not yet been published, as currently is the case, $10.00 per share, which is the price at which our Class A shares were being sold in our initial public offering. For 2013 and 2014, the advisor elected to receive its asset management fees in shares of our Class A common stock. At September 30, 2014, the advisor owned 174,607 shares, or 0.2%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Selling Commissions and Dealer Manager Fees

Pursuant to our dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission, depending on the class of common stock sold, of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with sales of our Class C common stock. The amount of the shareholder servicing fee is 1.0% of the selling price per share (or, once reported, the amount of our NAV) for the Class C common stock in our initial public offering. The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, equals 10.0% of the gross proceeds from our initial public offering, which we have not yet reached. The shareholder servicing fee for the three and nine months ended September 30, 2014 was $0.2 million and $0.5 million, respectively, and is included in General and administrative expenses in the consolidated financial statements.

CPA®:18 – Global 9/30/2014 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Acquisition and Disposition Fees

The advisor receives acquisition fees, a portion of which is payable upon acquisition and the payment of the remaining portion is subordinated to a preferred return a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments other than those in readily-marketable real estate securities purchased in the secondary market, for which the advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements. The total acquisition fees to be paid (initial and subordinated, and including interest thereon) may not exceed 6.0% of the aggregate contract purchase price of all investments and loans.

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

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by the advisor under the Corporate Property Associates brand name, or the CPA® REITs, and Carey Watermark Investors Incorporated, or CWI. The advisor allocates these expenses based on the average of our trailing four quarters of reported revenues and those of WPC, the CPA® REITs, and CWI.

We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions and dispositions. Personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

Excess Operating Expenses

The advisory agreement provides that, for any four trailing quarters (with quoted variables as defined in the advisory agreement), “operating expenses” may not exceed the greater of 2.0% of our “average invested assets” or 25.0% of our “adjusted net income.” For the nine months ended September 30, 2013, we charged back less than $0.1 million to the advisor as excess operating expenses pursuant to the limitation described above. Our board of directors may elect to repay the advisor for such excess operating expenses in its sole discretion. For the most recent four trailing quarters, our operating expenses were below the 2.0%/25.0% threshold.

Available Cash Distributions

CPA®:18 Holdings’ interest in the Operating Partnership entitles it to receive distributions of 10.0% of the available cash generated by the Operating Partnership, referred to as the Available Cash Distribution. During the three and nine months ended September 30, 2014, we made $0.6 million and $1.2 million of such distributions, respectively. Available Cash Distributions are included in Net (income) loss attributable to noncontrolling interests in the consolidated financial statements.

Jointly-Owned Investments and Other Transactions with our Affiliate

At September 30, 2014, we owned interests ranging from 50% to 80% in three jointly-owned investments, with the remaining interests held by our affiliate Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, which is also managed by the advisor. We consolidate all of these investments and we account for CPA®:17 – Global’s equity investments as noncontrolling interests.

On March 31, 2014, we and CPA®:17 – Global acquired an office facility located in Warsaw, Poland through a jointly-owned investment for $147.9 million, of which our share was $74.0 million. This office facility is subject to multiple leases, of which Bank Pekao S.A. is the largest tenant and accounts for 98% of the facility’s contractual rent. We account for this investment as a business combination (Note 4).

CPA®:18 – Global 9/30/2014 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Land	$79,977	$36,636
Buildings	391,792	113,788
Less: Accumulated depreciation	(7,467)	(824)
	$464,302	$149,600

Operating Real Estate

Operating real estate, which consists of our self-storage operations, at cost, is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Land	$11,909	$—
Buildings	34,955	—
Less: Accumulated depreciation	(377)	—
	$46,487	$—

2014 Acquisitions

During the nine months ended September 30, 2014, we acquired 30 properties leased to 45 tenants. Of these properties, five were deemed to be asset acquisitions, five were deemed to be direct financing leases (Note 5), and the remainder were considered to be business combinations. We also acquired a note receivable (Note 5). We refer to these investments as our 2014 Acquisitions.

Real Estate Asset Acquisitions

During the nine months ended September 30, 2014, we entered into the investments listed below, which were deemed to be real estate asset acquisitions because we entered into new leases in connection with the acquisitions, at a total cost of $34.6 million, including lease intangible assets of $8.2 million (Note 6) and acquisition-related costs and fees of $2.0 million, which were capitalized. We also we entered into mortgage loans (Note 9) in conjunction with the following investments:

•	an industrial building in Temple, Georgia and a manufacturing facility in Surprise, Arizona for $14.4 million on May 16, 2014;

•	an industrial facility in Columbus, Georgia for $8.5 million on April 21, 2014;

•	an office building in Norcross, Georgia for $5.8 million on February 7, 2014; and

•	a warehouse/distribution facility in Streetsboro, Ohio for $5.9 million on January 16, 2014.

A portion of the transaction fees capitalized include current and deferred acquisition fees paid and payable, respectively, to the advisor (Note 3).

In connection with these investments, at September 30, 2014, we have unfunded commitments of $2.4 million related to building improvements.

Business Combinations — Net-Leased Properties

Infineon — On September 30, 2014, we acquired an office/research and development facility located in Warstein, Germany from an unaffiliated third party for $22.2 million, which is based on the exchange rate of the euro on the date of acquisition. The property is leased to Infineon Technologies AG, or Infineon. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $2.8 million, which include acquisition fees paid to the advisor (Note

CPA®:18 – Global 9/30/2014 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

3). We assumed the existing mortgage on the facility for the amount of $14.4 million, which is based on the exchange rate of the euro on the date of acquisition (Note 9).

Oakbank Portfolio — On September 26, 2014, we acquired one industrial trade park located in Livingston, United Kingdom from an unaffiliated third party for a total cost of $4.1 million, which is based on the exchange rate of the pound on the date of acquisition. We refer to this investment as our Oakbank Portfolio. The property is leased to three tenants. Because we assumed the seller’s leases, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $0.5 million, which include acquisition fees paid to the advisor (Note 3). We have engaged an unaffiliated third party to act as the asset manager for this property. The asset manager will receive 5% of certain net-lease income related to this portfolio as a management fee and will be eligible to receive a one-time fee equal to 20% of the disposition proceeds above a 12% internal rate of return hurdle based on our initial investment. If we do not dispose of the property and trigger this one-time fee through a disposition, the asset manager may elect to receive the aforementioned one-time fee in 2019 by requesting us to perform an agreed upon valuation of the property, after which the asset manager will receive 20% of the hypothetical proceeds above a 12% internal rate of return hurdle based on our initial investment.

Truffle Portfolio — On August 19, 2014, we acquired six industrial trade parks located in Livingston, Ayr, Bathgate, Dundee, Dunfermline, and Invergordon, United Kingdom from an unaffiliated third party for a total cost of $17.6 million, which is based on the exchange rate of the pound on the date of acquisition. We refer to this investment as our Truffle Portfolio. These properties are leased to 24 tenants. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $2.2 million, which include acquisition fees paid to the advisor (Note 3). We have engaged an unaffiliated third party to act as the asset manager for these properties. The asset manager will receive 5% of certain net-lease income related to this portfolio as a management fee and will be eligible to receive a one-time fee equal to 20% of the disposition proceeds above a 12% internal rate of return hurdle based on our initial investment. If we do not dispose of the properties and trigger this one-time fee through dispositions, the asset manager may elect to receive the aforementioned one-time fee in 2019 by requesting us to perform an agreed upon valuation of the properties, after which the asset manager will receive 20% of the hypothetical proceeds above a 12% internal rate of return hurdle based on our initial investment.

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

AT&T — On May 19, 2014, we acquired an industrial warehouse and the land on which the building is located in Chicago, Illinois from an unaffiliated third party for $11.6 million. The property is leased to Illinois Bell Telephone Company, or AT&T. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $0.6 million, which include acquisition fees paid to the advisor (Note 3). In accordance with GAAP, we have accounted for the land, which constituted more than 25% of the fair value of the leased property, as a business combination and the building as a direct financing lease (Note 5). On June 2, 2014, we entered into a mortgage loan in the amount of $8.0 million for this property (Note 9).

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

Bank Pekao — On March 31, 2014, we acquired a 50% controlling interest in a jointly-owned investment, which is co-owned by our affiliate, CPA®:17 – Global, and on that date acquired the Bank Pekao S.A., or Bank Pekao, office headquarters located in Warsaw, Poland from an unaffiliated third party. The jointly-owned investment acquired real estate assets and intangibles of $147.9 million, with our portion of the investment totaling $74.0 million. CPA®:17 – Global’s equity investment was $74.0 million, which we account for as a noncontrolling interest. Amounts are based on the exchange rate of the euro at the date of acquisition. We have concluded that we will consolidate this entity as we are the managing member and the non-managing member does not have substantive participating or “kick-out” rights. This office facility is subject to multiple leases, of which Bank Pekao is the largest tenant and occupies over 98% of the rental space. The rent increase is subject to annual Harmonized Index of Consumer Prices, or HICP, which is an indicator of inflation and price stability for the European Central Bank. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $8.4 million, which include acquisition fees paid to the advisor (Note 3). We recorded a deferred tax asset of $1.9 million related to this investment, which was fully offset by a valuation allowance

CPA®:18 – Global 9/30/2014 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

as we currently estimate that it is more likely than not that we will be unable to realize this asset. On May 21, 2014, this jointly-owned investment obtained a $73.1 million mortgage loan on the property, which is based on the exchange rate of the euro on the same date (Note 9).

Siemens — On February 27, 2014, we acquired the office headquarters of Siemens AS, or Siemens, located in Oslo, Norway from an unaffiliated third party for $82.0 million, which is based on the exchange rate of the Norwegian krone, or NOK, on the date of acquisition. This facility consists of an office building and three underground parking floors, all of which Siemens leases except for a portion of the parking area. Because we assumed the seller’s lease, we account for this acquisition as a business combination, and as a result, we expensed acquisition costs of $5.2 million, which include acquisition fees paid to the advisor (Note 3). We incurred debt at closing through the issuance of privately-placed bonds indexed to inflation in the amount of $52.1 million, which is based on the exchange rate of the Norwegian krone on the date of acquisition (Note 9). Because we acquired stock in a subsidiary of the seller to complete the acquisition, this investment is considered to be a share transaction, and as a result, we assumed the historical tax basis of the property owned by the entity that we purchased and recorded a deferred tax liability of $7.0 million and goodwill in the same amount.

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

The impact on the carrying value of our Real estate due to the strengthening of the U.S. dollar relative to foreign currencies during the nine months ended September 30, 2014 was a $17.5 million decrease for the nine months ended September 30, 2014.

Business Combinations — Operating Properties

During the nine months ended September 30, 2014, we entered into the following self-storage investments that are considered to be operating properties, at a total cost of $52.9 million, including lease intangible assets of $6.4 million (Note 6):

•	a facility located in Columbia, South Carolina for $4.5 million, or Monster Self Storage, on September 18, 2014

•	a facility located in Palm Desert, California for $10.5 million, or Desert Gateway Self Storage, on August 11, 2014;

•	a facility located in Miami, Florida for $4.5 million, or Doral Self Storage, on August 5, 2014;

•	a facility located in Kailua-Kona, Hawaii for $5.8 million, or Kaloko Self Storage, on July 31, 2014;

•	a facility located in Corpus Christi, Texas for $4.2 million, or AAA Self Storage, on July 22, 2014;

•	a facility located in St. Petersburg, Florida for $11.5 million, or St. Petersburg Self Storage, on January 23, 2014; and

•
a facility located in Kissimmee, Florida for $11.7 million, or Kissimmee Self Storage, on January 22, 2014. On April 30, 2014, we acquired an additional ground lease connected to this facility for the amount of $0.2 million. On January 23, 2014, we entered into a mortgage loan in the amount of $14.5 million that we allocated between St. Petersburg Self Storage and Kissimmee Self Storage, which are jointly and severally liable for any possible defaults on the loan (Note 9).

In connection with these transactions, we incurred acquisition expenses totaling $3.1 million, which are included in Acquisition expenses in the consolidated financial statements.

CPA®:18 – Global 9/30/2014 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in the business combinations listed above, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through September 30, 2014 (in thousands):

	2014 Business Combinations (a)
	Bank Pekao	Siemens	Solo Cup	Other Business Combinations (b)	Total
Cash consideration	$73,952	$82,019	$80,650	$122,518	$359,139
Assets acquired at fair value:
Land	$—	$14,362	$13,748	$23,635	$51,745
Buildings	112,676	59,219	52,135	92,320	316,350
In-place lease intangible assets	23,471	10,528	15,394	19,673	69,066
Above-market rent intangible assets	3,014	—	773	2,792	6,579
Below-market ground lease intangible assets	9,456	—	—	—	9,456
Other assets assumed (c)	—	3,538	—	105	3,643
	148,617	87,647	82,050	138,525	456,839
Liabilities assumed at fair value:
Mortgages assumed	—	—	—	(14,448)	(14,448)
Below-market rent intangible liabilities	(713)	—	(1,400)	(788)	(2,901)
Above-market ground lease intangible liabilities	—	—	—	(133)	(133)
Deferred tax liability	—	(6,982)	—	—	(6,982)
Other liabilities assumed (c)	—	(5,628)	—	(638)	(6,266)
	(713)	(12,610)	(1,400)	(16,007)	(30,730)
Total identifiable net assets	147,904	75,037	80,650	122,518	426,109
Amounts attributable to noncontrolling interest	(73,952)	—	—	—	(73,952)
Goodwill	—	6,982	—	—	6,982
	$73,952	$82,019	$80,650	$122,518	$359,139

	Bank Pekao	Siemens	Solo Cup	Other Business Combinations (b)
	March 31, 2014 through September 30, 2014	February 27, 2014 through September 30, 2014	February 3, 2014 through September 30, 2014	Respective Acquisition Dates through September 30, 2014	Total
Revenues	$6,386	$3,850	$3,992	$3,738	$17,966

Net loss	$(11,321)	$(5,993)	$(3,984)	$(11,759)	$(33,057)
Net loss attributable to noncontrolling interest	3,534	—	—	—	3,534
Net loss attributable to CPA®:18 – Global stockholders	$(7,787)	$(5,993)	$(3,984)	$(11,759)	$(29,523)
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

(b)
Other business combinations include: Infineon, Oakbank Portfolio, Monster Self Storage, Truffle Portfolio, Desert Gateway Self Storage, Doral Self Storage, Kalako Self Storage, AAA Self Storage, Belk, AT&T, North American Lighting, St. Petersburg Self Storage, and Kissimmee Self Storage.

(c)
During the three months ended September 30, 2014, we recorded a measurement period adjustment related to our Siemens purchase price allocation. This adjustment, which was made as a result of new information that became available, included a

CPA®:18 – Global 9/30/2014 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

increase of $0.7 million to other liabilities assumed and other assets assumed. No other adjustment was needed to retrospectively record this measurement period adjustment as if the accounting was completed at the acquisition date.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the acquisitions that were deemed business combinations were completed during the three and nine months ended September 30, 2014, and any new financings related to these acquisitions, had occurred on January 1, 2013. The pro forma information below includes all significant business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2013, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma total revenues (a)	$16,065	$10,725	$45,560	$29,960
Pro forma net income (loss) (b)	497	398	2,635	(27,930)
Pro forma net (income) loss attributable to noncontrolling interests	(1,136)	(170)	(2,668)	3,639
Pro forma net (loss) income attributable to CPA®:18 – Global	$(639)	$228	$(33)	$(24,291)

Pro forma (loss) earnings per Class A share:
Net (loss) income attributable to CPA®:18 – Global	$(373)	$229	$394	$(24,232)
Weighted-average shares outstanding (c)	102,897,057	22,325,135	81,570,722	21,955,150
Earnings (loss) per share	$—	$0.01	$—	$(1.10)

Pro forma loss per Class C share:
Net loss attributable to CPA®:18 – Global	$(266)	$(1)	$(427)	$(59)
Weighted-average shares outstanding (c)	9,925,481	149,294	6,646,337	50,311
Loss per share	$(0.03)	$(0.01)	$(0.06)	$(1.17)
___________

(a)	Pro forma total revenues includes revenues from lease contracts based on the terms in place at September 30, 2014 and does not include adjustments to contingent rental amounts.

(b)
During the three and nine months ended September 30, 2014, we incurred $7.4 million and $29.9 million of acquisition expenses, respectively, related our 2014 Acquisitions that were deemed to be business combinations. The pro forma table above presents such acquisition expenses as if they were incurred on January 1, 2013.

(c)
The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our initial public offering in order to raise the funds used for our significant business combinations were issued on January 1, 2013. We assumed that we would issue 21.7 million Class A shares to raise such funds.

Real Estate Under Construction

In conjunction with our acquisition of the property leased to Belk, we also will fund the development of an expansion to its existing facility located in Spartanburg, South Carolina, which is expected to complete in December 2014. Belk will continue to pay base rent on the existing facility that is operating during construction. At September 30, 2014, we have capitalized funds of $5.7 million and capitalized interest of less than $0.1 million as Real estate under construction in the consolidated financial statements and have an unfunded commitment of $16.1 million remaining on this project.

2013 Acquisitions

In 2013, we made three investments in which we acquired certain properties leased to State Farm Automobile Company, or State Farm, Konzum d. d., or Agrokor, and Crowne Group Inc., or Crowne Group, which we acquired on August 20, 2013, December 18,

CPA®:18 – Global 9/30/2014 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

2013, and December 30, 2013, respectively. The State Farm and Agrokor properties were considered to be asset acquisitions and the Crowne Group transaction was considered to be a direct financing lease. We refer to these investments as our 2013 Acquisitions.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and our Note receivable described below. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Minimum lease payments receivable	$87,183	$50,006
Unguaranteed residual value	43,999	22,064
	131,182	72,070
Less: unearned income	(87,115)	(50,006)
	$44,067	$22,064

AT&T Investment

As discussed in Note 4, on May 19, 2014, in conjunction with the transaction with AT&T, we entered into a domestic net lease financing transaction in which we acquired an industrial warehouse located in Chicago, Illinois. The total cost of the building was $8.6 million.

Janus Investment

On May 16, 2014, we acquired an office building and two manufacturing facilities from Janus International, or Janus. One property, located in Houston, Texas, was considered to be a domestic net lease financing transaction with a total cost of $1.6 million and the other two properties were considered to be real estate asset acquisitions (Note 4).

Swift Spinning

On April 21, 2014, we acquired two industrial facilities from Swift Spinning, Inc., or Swift Spinning. One property, located in Columbus, Georgia, was considered to be a domestic net lease financing transaction, with a total cost of $3.4 million, and the other property was considered to be a real estate asset acquisition (Note 4).

Crowne Group Investment

On March 7, 2014, we entered into a domestic net lease financing transaction with a subsidiary of Crowne Group from which we acquired two industrial facilities located in Michigan. The total cost was $8.0 million, including land of $1.0 million, building of $6.8 million, and transaction costs of $0.2 million that were capitalized. This is a follow-on transaction to the acquisition that we completed with Crowne Group in December 2013. We amended the existing lease with Crowne Group to include the two new properties in Michigan. The amended lease now encompasses a total of five properties, all of which are leased for a 25-year term. Crowne Group will continue to serve as the guarantor under the lease.

CPA®:18 – Global 9/30/2014 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Note Receivable

On July 21, 2014, we acquired a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities originated by Cantor Fitzgerald on the Cipriani banquet halls in New York, New York. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. We will receive interest-only payments at a rate of 10% per annum. The collateral for the loan is comprised of the banquet halls as well as certain other cash flows. In connection with this transaction, we expensed acquisition costs of $1.3 million. Earnings related to this investment are reported in Other interest income in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both September 30, 2014 and December 31, 2013, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the nine months ended September 30, 2014 or the year ended December 31, 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2014.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
1	—	—	$—	$—
2	1	—	8,936	—
3	4	1	63,131	22,064
4	—	—	—	—
5	—	—	—	—
			$72,067	$22,064

At September 30, 2014, Other assets, net included $0.2 million of accounts receivable related to amounts billed under our direct financing leases. We did not have any outstanding account receivables related to the aforementioned direct financing lease at December 31, 2013.

Note 6. Intangible Assets and Liabilities

In connection with our acquisitions of properties (Note 4), we have recorded net lease intangibles that are being amortized over periods ranging from two years to 30 years. In addition, we have ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Below-market ground lease intangibles and above-market rent intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles are included in Prepaid and deferred rental income in the consolidated financial statements.

CPA®:18 – Global 9/30/2014 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

In connection with our investment activity during the nine months ended September 30, 2014, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	10.6	$77,007
Below-market ground lease	74.9	9,625
Above-market rent	12.6	7,835
Total intangible assets		$94,467
Amortizable Intangible Liabilities
Below-market rent	18.1	$(3,834)
Above-market ground lease	81.1	(133)
		$(3,967)

Goodwill is included in Other intangible assets, net in the consolidated financial statements. The following table presents a reconciliation of our goodwill (in thousands):

Total
Balance at January 1, 2014	$—
Acquisition of Siemens (a)	6,982
Foreign currency translation	(478)
Balance at September 30, 2014	$6,504
___________

(a)	This asset represents the consideration exceeding the fair value of the identifiable assets acquired and liabilities assumed in our Siemens acquisition (Note 4).

Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$125,409	$(6,540)	$118,869	$53,832	$(495)	$53,337
Below-market ground lease	16,473	(122)	16,351	8,227	(3)	8,224
Above-market rent	7,586	(209)	7,377	—	—	—
	149,468	(6,871)	142,597	62,059	(498)	61,561
Unamortizable Intangible Assets
Goodwill	6,504	—	6,504	—	—	—
Total intangible assets	$155,972	$(6,871)	$149,101	$62,059	$(498)	$61,561

Amortizable Intangible Liabilities
Below-market rent	$(5,424)	$245	$(5,179)	$(1,647)	$40	$(1,607)
Above-market ground lease	(133)	—	(133)	—	—	—
Total intangible liabilities	$(5,557)	$245	$(5,312)	$(1,647)	$40	$(1,607)

CPA®:18 – Global 9/30/2014 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $2.7 million and $6.4 million for the three and nine months ended September 30, 2014, respectively. Net amortization of intangibles for both the three and nine months ended September 30, 2013 was $0.1 million. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income in the consolidated financial statements. We amortize in-place lease intangibles to Depreciation and amortization expense in the consolidated financial statements over the remaining initial term of each lease. Amortization of below-market and above-market ground lease intangibles is included in Property expenses in the consolidated financial statements.

Based on the intangible assets and liabilities recorded at September 30, 2014, scheduled annual net amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Rental Income	Increase to Amortization/Property Expense	Net
2014 (remaining)	$68	$2,883	$2,951
2015	270	11,523	11,793
2016	260	11,458	11,718
2017	216	10,591	10,807
2018	220	9,698	9,918
Thereafter	1,164	88,934	90,098
	$2,198	$135,087	$137,285

Note 7. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate swaps and foreign currency forward contracts; and Level 3, for securities and other derivative assets that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

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

We did not have any transfers into or out of Level 1, Level 2, or Level 3 measurements during the three and nine months ended September 30, 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:18 – Global 9/30/2014 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		September 30, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$362,560	$369,589	$85,060	$85,060
Note receivable (b)	3	28,000	28,000	—	—
Deferred acquisition fees payable (c)	3	10,564	10,629	2,705	2,705
___________

(a)
We determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate.

(b)	We estimated that the fair value of the note receivable approximated its carrying value.

(c)
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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2014 and December 31, 2013.

Note 8. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors. We own investments in Europe and are subject to the risks associated with changing foreign currency exchange rates.

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

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

CPA®:18 – Global 9/30/2014 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Foreign currency forward contracts	Other assets, net	$1,715	$—	$—	$—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	(6)	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,172)	(219)
		$1,715	$—	$(1,178)	$(219)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2014 and December 31, 2013, no cash collateral had been posted nor received for any of our derivative positions.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014 (a)	2013
Interest rate swaps	$66	$—	$(953)	$—
Foreign currency forward contracts	1,822	—	1,709	—
Total	$1,888	$—	$756	$—
___________

(a)
When originally filed, the amounts included in this column for the three months ended March 31, 2014 and the three and six months ended June 30, 2014 included amounts with the signs reversed. These amounts will be revised when they are presented in future filings.

During the three and nine months ended September 30, 2014, we reclassified $0.2 million and $0.5 million, respectively, from Other comprehensive loss into Interest expense in our consolidated financial statements related to our interest rate swaps. Amounts reported in Other comprehensive loss related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At September 30, 2014, we estimate that an additional $0.4 million will be reclassified as Interest expense and other income during the next 12 months.

Interest Rate Swaps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain non-recourse, variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged.

The interest rate swaps that we had outstanding on our consolidated subsidiaries at September 30, 2014 are summarized as follows (dollars in thousands):

	Number of Instruments	Notional Amount	Fair Value at September 30, 2014
Interest rate swaps	4	$31,383	$(1,172)

CPA®:18 – Global 9/30/2014 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the Norwegian krone. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding at September 30, 2014, which were designated as cash flow hedges (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2014 (a)
Foreign currency forward contracts (b)	49		€18,817	$1,446
Foreign currency forward contracts (c)	21	kr	52,140	263
				$1,709
___________

(a)	Fair value amounts are based on the exchange rate of the euro or the Norwegian krone, as applicable, at September 30, 2014.

(b)
On January 16, 2014, March 31, 2014, and September 17, 2014, we entered into a series of forward contracts to exchange euros for U.S. dollars for each quarter through September 2020, which was intended to protect our then-projected revenue collections against possible exchange rate fluctuations in the euro.

(c)
On February 27, 2014 and September 14, 2014, in conjunction with our Siemens investment (Note 4), we entered into a series of forward contracts to exchange Norwegian krone for U.S. dollars for each quarter through October 2019, which was intended to protect our then-projected revenue collections from this investment against possible exchange rate fluctuations in Norwegian krone.

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of September 30, 2014. At September 30, 2014, our total credit exposure was $1.7 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $1.4 million.

CPA®:18 – Global 9/30/2014 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Information About Geographic Areas

Our portfolio is comprised of domestic and international investments. At September 30, 2014, our international investments were comprised of investments in Europe. Foreign currency exposure and risk management are discussed above. The following tables present information about our investments on a geographic basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic
Revenues (a)	$7,865	$947	$17,996	$947
Loss from continuing operations before income taxes	(576)	(72)	(6,298)	(137)
Net income attributable to noncontrolling interests	(830)	(66)	(1,836)	(66)
Net loss attributable to CPA®:18 – Global	(1,262)	(138)	(8,159)	(203)
International
Revenues (b)	$7,017	$—	$16,228	$—
Loss from continuing operations before income taxes	(6,581)	—	(21,597)	—
Net (income) loss attributable to noncontrolling interests	(306)	—	3,225	—
Net loss attributable to CPA®:18 – Global	(6,387)	—	(17,925)	—
Total
Revenues	$14,882	$947	$34,224	$947
Loss from continuing operations before income taxes	(7,157)	(72)	(27,895)	(137)
Net (income) loss attributable to noncontrolling interests	(1,136)	(66)	1,389	(66)
Net loss attributable to CPA®:18 – Global	(7,649)	(138)	(26,084)	(203)

	September 30, 2014	December 31, 2013
Domestic
Long-lived assets (c)	$336,759	$119,336
Non-recourse debt	192,297	85,060
International
Long-lived assets (c)	$251,822	$52,328
Non-recourse debt and bonds payable	170,263	—
Total
Long-lived assets (c)	$588,581	$171,664
Non-recourse debt and bonds payable	362,560	85,060
___________

(a)
For the three months ended September 30, 2014, domestic revenue contained tenant concentrations above 5% related to our investments located in each of Texas and Illinois. For the nine months ended September 30, 2014, domestic revenue contained tenant concentrations above 5% related to our investments located in each of Texas, Illinois, and (for a single tenant) Michigan/Indiana/South Carolina.

(b)	For the three and nine months ended September 30, 2014, international revenue contained tenant concentrations above 5% related to our investments located in each of Poland, Croatia, and Norway.

(c)	Consists of Net investments in real estate.

CPA®:18 – Global 9/30/2014 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $493.7 million and $119.3 million at September 30, 2014 and December 31, 2013, respectively. The following table presents a summary of the non-recourse mortgage loans on our real estate property investments (dollars in thousands):

				Carrying Amount at
Tenant	Interest Rate	Rate Type	Maturity Date	September 30, 2014	December 31, 2013
Infineon (a) (b)	3.1%	Fixed	2/28/2017	$14,448	$—
Agrokor (c)	5.8%	Fixed	12/31/2020	38,903	—
Bank Pekao (a)	3.3%	Fixed	3/10/2021	67,686	—
State Farm (c) (d)	4.5%	Fixed	9/10/2023	72,800	72,800
Crowne Group (b) (c)	5.6%	Variable	12/30/2023	12,056	12,260
Crowne Group (a) (b)	5.5%	Variable	12/30/2023	4,012	—
St. Petersburg/Kissimmee Self Storage (a) (e)	4.9%	Fixed	2/1/2024	14,500	—
Automobile Protection Corporation, or APCO (a) (b)	5.1%	Variable	2/5/2024	3,777	—
Solo Cup (a) (d)	5.1%	Fixed	2/6/2024	47,250	—
Swift Spinning (a)	5.0%	Fixed	5/1/2024	7,766	—
Janus (a) (b)	4.9%	Variable	5/5/2024	11,538	—
AT&T (a)	4.6%	Fixed	6/11/2024	8,000	—
North American Lighting (a)	4.8%	Fixed	5/6/2026	7,325	—
Air Enterprises Acquisition, LLC, or Air Enterprises(a)	5.3%	Fixed	4/1/2039	3,273	—
				$313,334	$85,060
__________

(a)
These mortgage loans were entered into in conjunction with the 2014 Acquisitions as described in Note 4 and Note 5. During the nine months ended September 30, 2014, we capitalized $2.5 million of deferred financing costs related to these loans. We amortize deferred financing costs over the term of the related mortgage loan using a method which approximates the effective interest method.

(b)
These mortgage loans have variable interest rates, which have been effectively converted to fixed rates through the use of interest rate swaps (Note 8). The interest rates presented for these mortgage loans reflect interest rate swaps in effect at September 30, 2014.

(c)	These mortgage loans were entered into in conjunction with the 2013 Acquisitions as described in Note 4.

(d)	These mortgage loans have payments that are interest-only until their respective maturity dates.

(e)
On January 23, 2014, we entered into a mortgage loan that we allocated between our St. Petersburg Self Storage and Kissimmee Self Storage investments, which are jointly and severally liable for any possible defaults on the loan.

Bonds Payable

In conjunction with our Siemens investment (Note 4), on February 27, 2014, we issued privately-placed bonds of $52.1 million, with a coupon of 3.5%, which is based on the exchange rate of the Norwegian krone at that date. These bonds are collateralized by the Siemens property. The bonds are coterminous with the lease and mature on December 31, 2025. The bonds are inflation-linked to the Norwegian consumer price index, or CPI, and the annual principal balance and coupon payment will increase as that inflation index increases. Coupon payments will be made annually in arrears on December 15. At September 30, 2014, these bonds had a carrying value of $49.2 million. During the nine months ended September 30, 2014, we capitalized $0.5 million of deferred financing costs related to these loans.

The bond agreement has a covenant that requires a valuation for compliance of the “loan to value,” or LTV, in the fourth quarter of each year. If we breach this covenant, we would be required to either provide additional collateral or make an offer to the bondholders to redeem the aggregate amount of bonds necessary to cure the LTV breach.

CPA®:18 – Global 9/30/2014 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$510
2015	2,114
2016	2,406
2017	16,502
2018	3,136
Thereafter through 2039	337,892
Total	$362,560

Note 10. Commitments and Contingencies

At September 30, 2014, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

Note 11. Loss Per Share and Equity

The following tables present loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Weighted-Average Shares Outstanding	Allocation of Loss	Loss Per Share	Weighted-Average Shares Outstanding	Allocation of Loss	Loss Per Share
Class A common stock	99,007,256	$(6,743)	$(0.07)	616,292	$(108)	$(0.18)
Class C common stock	9,925,481	(906)	(0.09)	149,294	(30)	(0.20)
Net loss attributable to CPA®:18 – Global		$(7,649)			$(138)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Weighted-Average Shares Outstanding	Allocation of Loss	Loss Per Share	Weighted-Average Shares Outstanding	Allocation of Loss	Loss Per Share
Class A common stock	71,680,784	$(23,451)	$(0.33)	223,085	$(163)	$(0.73)
Class C common stock	6,646,337	(2,633)	(0.40)	50,311	(40)	(0.80)
Net loss attributable to CPA®:18 – Global		$(26,084)			$(203)

The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for each respective period. For the three and nine months ended September 30, 2014, the allocation for the Class A common stock excludes the shareholder servicing fee of $0.2 million and $0.5 million, respectively, which is only applicable to holders of Class C common stock (Note 3).

Subsequent to September 30, 2014 and through October 31, 2014, we issued an additional 848,289 shares of Class A common stock and 2,186,816 shares of Class C common stock in our initial public offering.

Distributions

On September 19, 2014, our board of directors declared distributions at a daily rate of $0.0016983 per share for our Class A common stock and $0.0014442 per share for our Class C common stock for the quarter ending December 31, 2014, payable on or about January 15, 2015 to stockholders of record on each day of the quarter.

CPA®:18 – Global 9/30/2014 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

During the third quarter of 2014, our board of directors declared distributions at a daily rate of $0.0016983 per share for our Class A common stock and $0.0014442 per share for our Class C common stock for the quarter ending September 30, 2014. The distributions in the amount of $16.8 million were paid on October 15, 2014 to stockholders of record on September 30, 2014.

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

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,351)	$(1,669)	$(3,020)
Other comprehensive income (loss) before reclassifications	1,676	(14,395)	(12,719)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	212	—	212
Net current-period Other comprehensive income (loss)	1,888	(14,395)	(12,507)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	3,252	3,252
Ending balance	$537	$(12,812)	$(12,275)

	Nine Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(219)	$125	$(94)
Other comprehensive income (loss) before reclassifications	256	(16,688)	(16,432)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	500	—	500
Net current-period Other comprehensive income (loss)	756	(16,688)	(15,932)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	3,751	3,751
Ending balance	$537	$(12,812)	$(12,275)

There were no reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2013.

Note 12. Subsequent Events

On October 31, 2014, we acquired a 51% controlling interest in a jointly-owned investment, which is co-owned by our affiliate, CPA®:17 – Global, and on that date acquired the office headquarters of Apply AS located in Stavanger, Norway from an unaffiliated third party. The total cost of this transaction was approximately $98.6 million, which is based on the exchange rate of the Norwegian krone on the date of acquisition. In connection with the investment, we issued privately-placed bonds of $53.3 million, which is based on the exchange rate of the Norwegian krone on the date of acquisition, with a coupon of 4.4%.

In addition, through the date of this Report, we also acquired several smaller, domestic investments in the self-storage and automotive industries. It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for these transaction given the short period of time between the acquisition date and the filing of this Report.

CPA®:18 – Global 9/30/2014 10-Q – 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with the 2013 Annual Report.

Business Overview

As described in more detail in Item 1 of the 2013 Annual Report, we are a publicly-owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. On May 7, 2013, our Registration Statement was declared effective by the SEC, and on July 25, 2013, aggregate subscription proceeds exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. The Registration Statement relates to our initial public offering, which is being made on a “best efforts” basis by Carey Financial and selected other dealers, and covers up to $1.0 billion of common stock, in any combination of Class A common stock, at a price of $10.00 per share, and Class C common stock, at a price of $9.35 per share. The Registration Statement also covers the offering of up to $400.0 million in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our DRIP at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. See Significant Developments below.

We have no paid employees and are externally advised and managed by the advisor. We intend to use substantially all of the net proceeds from our offering to invest primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the U.S. We currently expect that, for the foreseeable future, at least a majority of our investments will be in commercial real estate properties leased to single tenants on a long-term, triple-net lease basis.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness, and acquisition and operating expenses. Revenue is subject to fluctuation because of the timing of new lease transactions and foreign currency exchange rates. We may also experience lease terminations, lease expirations, contractual rent adjustments, tenant defaults, and sales of properties in future periods.

Significant Developments

Based on our investment pipeline and an assessment of the current environment for investment opportunities, we believed it was in our best interest to reduce our sales of shares after June 30, 2014. On May 1, 2014, in order to moderate the pace of our fundraising, our board of directors approved the discontinuation of the sale of Class A shares after June 30, 2014. In order to facilitate the final sales of Class A shares and the continued sale of Class C shares, the board of directors also approved the reallocation of up to $250.0 million in shares of common stock initially allocated to our DRIP. In June 2014, we reallocated the full $250.0 million in shares of common stock from the DRIP.

CPA®:18 – Global 9/30/2014 10-Q – 29

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial properties and other real estate-related assets. We expect to make these investments both domestically and outside of the U.S. We acquired our first domestic and international investments on August 20, 2013 and December 18, 2013, respectively. See below for more details regarding our portfolio at September 30, 2014. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly-owned investments.

Portfolio Summary

	September 30, 2014	December 31, 2013
Number of net-leased properties	32	9
Number of operating properties	7	—
Number of tenants (a)	48	3
Total square footage (in thousands) (b)	6,318	1,692
Occupancy — Single tenant (a) (b)	100.0%	100.0%
Occupancy — Multi-tenant (b) (c)	88.2%	N/A
Weighted-average lease term — Single tenant properties (in years) (a) (b)	13.9	19.3
Weighted-average lease term — Multi-tenant properties (in years) (b) (c)	7.2	N/A
Number of countries	6	2
Total assets (in thousands)	$1,407,971	$355,670
Net investments in real estate (in thousands)	588,581	171,664

	Nine Months Ended September 30,
(dollars in thousands, except exchange rate)	2014	2013
Acquisition volume — consolidated (d)	$578,932	$115,604
Acquisition volume — pro rata (b) (d)	500,791	57,802
Financing obtained — consolidated	290,158	72,800
Financing obtained — pro rata (b)	245,022	36,400
Funds raised — cumulative to date	1,090,585	20,518
Average U.S. dollar/euro exchange rate (e)	1.3566	N/A
Increase in the U.S. CPI (f)	2.1%	N/A
Increase in the HICP (f)	0.2%	N/A
Increase in the Norwegian CPI (f)	1.9%	N/A
__________

(a)
Represents our single tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. Also includes certain multi-tenant properties that each have a single tenant that comprises over 75% of our contractual minimum annualized base rent, or ABR.

(b)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata metrics.

(c)	Represents our multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties.

(d)	The amount for the nine months ended September 30, 2014 includes acquisition-related costs, which were expensed in the consolidated financial statements.

(e)
The average conversion rate for the U.S. dollar in relation to the euro increased during the nine months ended September 30, 2014 as compared to the same period in 2013, resulting in a positive impact on earnings in 2014 from our euro-denominated investments.

(f)	Many of our lease agreements include contractual increases indexed to changes in the CPI or other similar indices, such as the HICP used for our Bank Pekao investment (Note 4).

CPA®:18 – Global 9/30/2014 10-Q – 30

				Consolidated		Pro Rata (a)
Tenant/Lease Guarantor	Location	Property Type	Acquisition Date	Square Footage	Purchase Price (b)	Square Footage	Purchase Price (b)	Remaining Lease Term (in years)	Percent Owned
(dollars in thousands)
Net-Leased Properties (c)
State Farm (d)	Austin, TX	Office	8/20/2013	479,411	$115,604	239,706	$57,802	13.9	50%
Agrokor (d)	Split, Zadar, Zagreb (3), Croatia	Retail	12/18/2013	564,578	96,957	451,662	77,566	19.3	80%
Crowne Group (d)	Logansport, IN Madison, IN Marion, SC Frasier, MI Warren, MI	Industrial	12/30/2013 3/7/2014	859,701	30,940	859,701	30,940	24.5	100%
Air Enterprises	Streetsboro, OH	Industrial	1/16/2014	178,180	5,901	178,180	5,901	14.4	100%
Solo Cup (d) (e)	University Park, IL	Warehouse/Distribution	2/3/2014	1,552,475	84,588	1,552,475	84,588	9.0	100%
APCO	Norcross, GA	Office	2/7/2014	50,600	5,822	50,600	5,822	14.4	100%
Siemens (d) (e) (f)	Oslo, Norway	Office	2/27/2014	165,905	89,327	165,905	89,327	11.2	100%
Bank Pekao (d) (e) (f)	Warsaw, Poland	Office	3/31/2014	423,818	156,282	211,909	78,141	8.6	50%
Swift Spinning	Columbus, GA (2)	Industrial	4/21/2014	432,769	11,931	432,769	11,931	19.6	100%
North American Lighting (e)	Farmington Hills, MI	Office	5/6/2014	75,286	9,489	75,286	9,489	11.5	100%
Janus	Temple, GA Houston, TX Surprise, AZ	Industrial	5/16/2014	330,306	15,953	330,306	15,953	19.6	100%
AT&T (e)	Chicago, IL	Warehouse/Distribution	5/19/2014	206,000	12,248	206,000	12,248	13.0	100%
Belk (e) (g)	Jonesville, SC	Warehouse/Distribution	6/4/2014	515,279	44,130	515,279	44,130	8.7	100%
Truffle Portfolio (e) (h)	Livingston, Ayr, Bathgate, Dundee, Dunfermline, Invergordon, United Kingdom	Industrial	8/19/2014	229,417	19,837	229,417	19,837	8.0	100%
Oakbank Portfolio (e) (h)	Livingston, United Kingdom	Industrial	9/26/2014	76,573	4,632	76,573	4,632	4.5	100%
Infineon (e)	Warstein, Germany	Office	9/30/2014	120,384	25,020	120,384	25,020	17.2	100%
Operating Properties (e)
Kissimmee Self Storage	Kissimmee, FL	Self-storage	1/22/2014	184,456	12,610	184,456	12,610	N/A	100%
St. Petersburg Self Storage	St. Petersburg, FL	Self-storage	1/23/2014	84,700	12,270	84,700	12,270	N/A	100%
AAA Self Storage	Corpus Christi, TX	Self-storage	7/22/2014	100,100	4,501	100,100	4,501	N/A	100%
Kaloko Self Storage	Kailua-Kona, HI	Self-storage	7/31/2014	39,500	6,146	39,500	6,146	N/A	100%
Doral Self Storage	Miami, FL	Self-storage	8/5/2014	57,240	4,874	57,240	4,874	N/A	100%
Desert Gateway Self Storage	Palm Desert, CA	Self-storage	8/11/2014	93,097	11,160	93,097	11,160	N/A	100%
Monster Self Storage	Columbia, SC	Self-storage	9/18/2014	63,121	4,821	63,121	4,821	N/A	100%
Other
Cipriani (i)	New York, NY	Retail	7/21/2014	N/A	29,348	N/A	29,348	N/A	100%
				6,882,896	$814,391	6,318,366	$659,057
__________

(a)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata metrics.

(b)	Purchase price represents the contractual purchase price, including acquisition fees and transaction closing costs, based on the exchange rate, as applicable.

(c)	All properties are considered to be single tenant unless otherwise noted.

(d)	Reflects tenants that exceed 5% of pro rata ABR as of September 30, 2014. See Terms and Definitions below for a description of pro rata metrics and ABR.

(e)
Represents business combinations in which acquisition fees are expensed in purchase accounting. Such acquisition fees are included in the purchase price listed above to depict the total cost of each respective investment.

(f)	Represents net-lease properties that have more than one tenant, however, each property includes one tenant that comprises over 75% of its respective total ABR.

(g)
The purchase price includes $21.8 million related to our funding commitment to develop an expansion to Belk’s existing facility located in Spartanburg, South Carolina, which is expected to be completed in December 2014. At September 30, 2014, we have capitalized funds of $5.7 million as Real estate under construction and have an unfunded commitment of $16.1 million remaining on this project (Note 4).

CPA®:18 – Global 9/30/2014 10-Q – 31

(h)	Represents multi-tenant properties.

(i)	Represents an investment in a note receivable (Note 5).

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at September 30, 2014. See Terms and Definitions below for a description of pro rata metrics and ABR.

Portfolio Diversification by Geography and Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
U.S.
Midwest (a)	$9,772	20%	$9,772	25%
South (b)	9,709	20%	6,161	16%
East	2,483	5%	2,483	6%
West	396	1%	396	1%
U.S. Total	22,360	46%	18,812	48%

International
Poland	9,649	20%	4,824	12%
Croatia	7,136	15%	5,709	15%
Norway	5,788	12%	5,788	15%
United Kingdom (c)	2,066	4%	2,066	5%
Germany	1,699	3%	1,699	5%
International Total	26,338	54%	20,086	52%

Total	$48,698	100%	$38,898	100%

	Consolidated		Pro Rata
Property Type	ABR (a)	Percent	ABR	Percent
Office	$25,560	52%	$17,188	44%
Warehouse/Distribution	8,178	17%	8,178	21%
Retail	7,137	15%	5,709	15%
Industrial	5,757	12%	5,757	15%
Multi-tenant (c)	2,066	4%	2,066	5%
	$48,698	100%	$38,898	100%
__________

(a)	Pro rata ABR for the Midwest region contains a concentration of 18% for our Illinois properties.

(b)	Pro rata ABR for the South region contains a concentration of 10% for our Texas properties.

(c)	Represents the multi-tenant properties within our net-lease portfolio.

CPA®:18 – Global 9/30/2014 10-Q – 32

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Banking	$9,501	20%	$4,751	12%
Insurance	7,578	16%	4,029	10%
Grocery	7,136	15%	5,709	15%
Chemicals, Plastics, Rubber, and Glass	5,646	12%	5,646	15%
Electronics	5,445	11%	5,445	14%
Automobile	3,523	7%	3,523	9%
Multi-tenant (a)	2,066	4%	2,066	5%
Consumer Non-Durable Goods	1,699	3%	1,699	4%
Retail Stores	1,616	3%	1,616	4%
Construction and Building	1,378	3%	1,378	4%
Textiles, Leather, and Apparel	1,150	2%	1,150	3%
Telecommunications	973	2%	945	3%
Other (b)	987	2%	941	2%
	$48,698	100%	$38,898	100%
__________

(a)	Represents the multi-tenant properties within our net-lease portfolio.

(b)	Includes ABR from tenants in the following industries: machinery; leisure, amusement and entertainment; and other.

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2014	—	$—	—%	—	$—	—%
2015 (b)	4	111	—%	4	109	—%
2016 (b)	6	394	1%	6	348	1%
2017 (b)	1	14	—%	1	14	—%
2018 (b)	9	403	1%	9	377	1%
2019 (b)	5	222	—%	5	222	1%
2020 (b)	3	339	1%	3	339	1%
2021	—	—	—%	—	—	—%
2022 (b)	1	81	—%	1	81	—%
2023	4	16,763	34%	4	12,012	31%
2024 (b)	3	208	—%	3	208	1%
2025	2	5,788	12%	2	5,788	15%
2026	1	847	2%	1	847	2%
2027	1	916	2%	1	916	2%
Thereafter (b)	11	22,612	47%	11	17,637	45%
	51	$48,698	100%	51	$38,898	100%
__________

CPA®:18 – Global 9/30/2014 10-Q – 33

(a)	Assumes tenant does not exercise renewal option.

(b)	These maturities also include our multi-tenant properties, which generally have a shorter duration than our single tenant properties, and on a combined basis represent ABR of $2.1 million.

Operating Properties

At September 30, 2014, our operating portfolio consisted of seven self-storage properties that are located in the U.S. These properties had a combined square footage of 0.6 million and occupancy of 85%.

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, as applicable, even if our ownership is less than 100%. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly-owned investments, of the assets, liabilities, revenues, and expenses of those investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties. ABR is not applicable to operating properties.

Financial Highlights
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (a)	2014	2013 (a)
Total revenues	$14,882	$947	$34,224	$947
Net loss attributable to CPA®:18 – Global	(7,649)	(138)	(26,084)	(203)

Cash distributions paid	12,772	—	20,852	—

Net cash (used in) provided by operating activities			(411)	1,174
Net cash used in investing activities			(520,211)	(111,627)
Net cash provided by financing activities			1,068,471	124,492

Supplemental financial measures:
Funds (used in) from operations, or FFO (b)	(3,220)	39	(15,627)	(26)
Modified funds from (used in) operations, or MFFO (b)	5,504	61	11,476	(4)
__________

(a)	We began to admit stockholders on July 25, 2013 and acquired our first investment on August 20, 2013.

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

Total revenues, Net cash (used in) provided by operating activities, and MFFO were driven by our 2013 Acquisitions and 2014 Acquisitions.

CPA®:18 – Global 9/30/2014 10-Q – 34

Results of Operations

We acquired our first three investments subsequent to the second quarter of 2013. During the nine months ended September 30, 2014, we made 22 additional investments (Note 4 and Note 5). As such, the results discussed below primarily reflect our 2014 operations as we did not own any investments prior to August 20, 2013.

Lease Revenues

For the three months ended September 30, 2014, lease revenues totaled $12.2 million, of which $7.8 million related to our 2014 Acquisitions and $4.4 million related to our 2013 Acquisitions. For the nine months ended September 30, 2014, lease revenues totaled $29.7 million, of which $16.4 million related to our 2014 Acquisitions and $13.3 million related to our 2013 Acquisitions. For both the three and nine months ended September 30, 2013, lease revenues totaled $0.9 million, all of which was related to the State Farm investment that we acquired on August 20, 2013.

Other Operating Income

For the three and nine months ended September 30, 2014, other operating income totaled $1.1 million and $2.0 million, respectively, which was primarily related to reimbursable tenant costs from our net-leased properties. These costs are recorded as both income and property expenses. We did not recognize any significant other operating income during the three and nine months ended September 30, 2013.

Other Real Estate Income

For the three and nine months ended September 30, 2014, other real estate income totaled $1.1 million and $2.0 million, respectively, which was generated from the seven self-storage properties we acquired during 2014 (Note 4). We did not recognize any other real estate income during the three and nine months ended September 30, 2013.

Acquisition Expenses

For the three and nine months ended September 30, 2014, acquisition expenses totaled $8.9 million and $31.8 million, respectively, most of which were directly related to our 2014 Acquisitions of nine and 17, in the respective periods, that were deemed to be business combinations. We did not have any significant acquisition expenses during the three and nine months ended September 30, 2013.

Depreciation and Amortization

For the three months ended September 30, 2014, depreciation and amortization totaled $5.6 million, of which $4.1 million related to our 2014 Acquisitions and $1.6 million related to our 2013 Acquisitions. For the nine months ended September 30, 2014, depreciation and amortization totaled $13.5 million, of which approximately $8.6 million related to our 2014 Acquisitions and $4.8 million related to our 2013 Acquisitions. For both the three and nine months ended September 30, 2013, depreciation and amortization totaled $0.4 million, all of which was related to the State Farm investment that we acquired on August 20, 2013.

Property Expenses

For the three and nine months ended September 30, 2014, we recorded property expenses of $2.2 million and $4.5 million, respectively, of which $1.1 million and $1.9 million, respectively, related to reimbursable tenant costs from our net-leased properties and $0.7 million and $1.6 million, respectively, were related to asset management fees for the advisor. At the advisor’s election, we settle such asset management fees in the form of shares of our Class A common stock, rather than in cash (Note 3). We did not have any material property expenses during the three and nine months ended September 30, 2013.

General and Administrative

For the three and nine months ended September 30, 2014, general and administrative expenses totaled $1.5 million and $3.3 million, respectively, including professional fees of $1.0 million and $2.4 million, respectively, and the Class C shareholder servicing fee of $0.2 million and $0.5 million, respectively. Professional fees were primarily comprised of accounting fees, which were incurred in conjunction with our new investments and public filings. We incurred $0.2 million of general and administrative expenses during each of the three and nine months ended September 30, 2013.

CPA®:18 – Global 9/30/2014 10-Q – 35

Interest Expense

For the three months ended September 30, 2014, we incurred interest expense of $4.3 million, of which $2.6 million related to our 2014 Acquisitions and $1.7 million related to our 2013 Acquisitions. For the nine months ended September 30, 2014, we incurred interest expense of $10.2 million, of which $5.5 million related to our 2014 Acquisitions and $4.6 million related to our 2013 Acquisitions. For both the three and nine months ended September 30, 2013, we incurred interest expense of $0.4 million, which was primarily attributed to the interest on the mortgage financing that we obtained in connection with the State Farm acquisition.

Other Income and (Expenses)

Other income and (expenses) primarily consists of the interest income we generate through our cash held at certain banking institutions, gains and losses on foreign currency transactions, and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt or advances that are not denominated in the investment’s functional currency. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive income or loss. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended September 30, 2014, other net income was $0.9 million, of which $1.1 million related to interest income earned from our cash held at certain banking institutions, slightly offset by $0.3 million of foreign currency translation losses.

For the nine months ended September 30, 2014, other net income was $1.8 million, of which $2.0 million related to interest income earned from our cash held at certain banking institutions, slightly offset by $0.3 million of foreign currency translation losses.

We did not have any material other income and (expenses) during the three and nine months ended September 30, 2013.

Net (Income) Loss Attributable to Noncontrolling Interests

For the three months ended September 30, 2014, net income attributable to noncontrolling interests was $1.1 million, which was primarily due to the $0.6 million Available Cash Distribution and $0.2 million related to CPA®:17 – Global’s 50% interest in the net income generated from the Bank Pekao investment. For the nine months ended September 30, 2014, net loss attributable to noncontrolling interests was $1.4 million, which was primarily due to CPA®:17 – Global’s share of the Bank Pekao investment net loss for the period of $3.5 million, partially offset by the portion of the Available Cash Distribution totaling $1.2 million and $0.6 million related to CPA®:17 – Global’s 50% interest in the net income generated from the State Farm investment. For both the three and nine months ended September 30, 2013, net income attributable to noncontrolling interests was $0.1 million, which was related to CPA®:17 – Global’s 50% interest in the net income generated from the State Farm investment.

Net Loss Attributable to CPA®:18 – Global

For the three and nine months ended September 30, 2014, the resulting net loss attributable to CPA®:18 – Global was $7.6 million and $26.1 million, respectively. For the three and nine months ended September 30, 2013, the resulting net loss attributable to CPA®:18 – Global was $0.1 million and $0.2 million, respectively.

Modified Funds from (Used in) Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2014, MFFO was $5.5 million and $11.5 million, respectively, primarily as a result of our 2013 Acquisitions and 2014 Acquisitions. For both the three and nine months ended September 30, 2013, MFFO was less than $0.1 million.

Financial Condition

Sources and Uses of Cash During the Period

We are currently raising capital from the sale of our common stock in our initial public offering and expect to continue to invest such proceeds primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets.

CPA®:18 – Global 9/30/2014 10-Q – 36

After investing capital raised through our initial public offering, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues; the advisor’s annual election to receive fees in shares of our common stock or cash; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of distributions of available cash to the advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investment will generate sufficient cash from operations to meet our short-term and long-term liquidity needs in the future as described below. However, as we continue to raise capital, it may be necessary to use cash raised in our initial public offering to fund our operating activities and distributions to our stockholders.

We qualified as a REIT beginning with the tax year ended December 31, 2013 and we will not be subject to U.S. federal income taxes on amounts distributed to stockholders, provided that we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions, to increase equity in our commercial real estate through regular mortgage principal payments and to own a geographically diversified portfolio of net-leased commercial real estate and other real estate related assets that will increase in value. Our distributions declared through September 30, 2014 have exceeded our FFO and have been paid almost entirely from offering proceeds. When we have substantially invested the net proceeds from our initial public offering, we expect that future distributions will be paid in whole or in part from FFO, borrowings, and other sources, without limitation. Until we substantially invest the net proceeds of our initial public offering, we expect that distributions will be paid primarily from offering proceeds.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 was $0.4 million, compared to net cash provided by operating activities of $1.2 million as compared to the same period for 2013. The decrease is primarily a result of the acquisition expenses incurred in conjunction with our 2014 Acquisitions that were accounted for as business combinations and our note receivable investment, partially offset by the cash inflows generated by the increase in the number from our investments during 2014 and 2013 (operations in 2013 did not begin until April 8, 2013).

Investing Activities

Net cash used in investing activities totaled $520.2 million for the nine months ended September 30, 2014. This was primarily the result of cash outflows related to our 2014 Acquisitions, including acquisitions of real estate and direct financing leases of $487.7 million, VAT paid in connection with our Bank Pekao investment of $35.1 million, and $28.0 million related to our note receivable investment. We also had cash inflows related to the $36.5 million of VAT refunded for our Bank Pekao and Agrokor acquisitions.

Financing Activities

Net cash provided by financing activities totaled $1.1 billion for the nine months ended September 30, 2014. This was primarily due to net proceeds received from our initial public offering of $785.5 million and proceeds of $223.7 million and $52.1 million from non-recourse mortgage financings and a bond financing, respectively, primarily related to the 2014 Acquisitions. We also received contributions of $95.9 million from the noncontrolling interest in our Bank Pekao investment held by our affiliate, CPA®:17 – Global, which was partially offset by distributions paid to noncontrolling interests of $67.4 million that primarily related to CPA®:17 – Global’s interest in the financing for the Bank Pekao investment. We also paid distributions of $20.9 million to our stockholders related to the fourth quarter of 2013 and the first two quarters of 2014.

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through September 30, 2014, we have declared distributions to stockholders totaling $37.8 million, which were comprised of cash distributions of $17.7 million and $20.1 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have determined that FFO is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Through September 30, 2014, we have not yet generated sufficient FFO to fund all of our distributions; therefore, we have funded substantially all of our cash distributions declared to date from the proceeds of our initial public offering.

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject

CPA®:18 – Global 9/30/2014 10-Q – 37

to our having available cash to do so. During the nine months ended September 30, 2014, we received requests to redeem 37,160 shares of Class A common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $10.00 per share, net of redemption fees, totaling $0.4 million.

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand, financing, and the capital we raise in our initial public offering. We have raised aggregate gross proceeds in our initial public offering of approximately $1.1 billion through October 31, 2014, as follows (in thousands):

	Funds Raised
Period	Class A	Class C	Total
2013	$211,630	$25,677	$237,307
First quarter of 2014	378,185	20,786	398,971
Second quarter of 2014	375,039	23,668	398,707
Third quarter of 2014	12,556	43,044	55,600
October 2014	—	19,472	19,472
	$977,410	$132,647	$1,110,057

We expect to use approximately 88% of the gross proceeds raised in our initial public offering to acquire investments, assuming that we sell the maximum amount of shares both in the initial public offering and pursuant to our DRIP. The remaining portion of the proceeds will be used to pay distributions to stockholders, to pay offering fees and expenses, including the payment of fees to our dealer manager, and for the payment of fees and reimbursement of expenses to the advisor.

We expect to meet our short-term liquidity requirements generally through existing cash balances, future offering proceeds that we may raise, and, if necessary, short-term borrowings. We expect that in the future, as our portfolio grows and matures, our properties will provide sufficient cash flow to cover operating expenses and the payment of stockholder distributions.

Our liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings.

CPA®:18 – Global 9/30/2014 10-Q – 38

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	September 30, 2014	December 31, 2013
Carrying Value
Fixed rate	$281,951	$72,800
Variable rate:
Amount subject to floating interest rate	49,226	—
Amount subject to interest rate swap	31,383	12,260
	80,609	12,260
	$362,560	$85,060
Percent of Total Debt
Fixed rate	78%	86%
Variable rate	22%	14%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.5%	4.5%
Variable rate	4.2%	5.6%

Cash Resources

At September 30, 2014, our cash resources consisted of cash and cash equivalents totaling $652.1 million. Of this amount, $26.0 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $94.8 million at September 30, 2014, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs and other commitments. In addition, our board of directors and the board of directors of WPC have each approved unsecured loans to us from WPC of up to $100.0 million in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of WPC’s management. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, funding capital commitments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, and making any scheduled mortgage interest and principal payments, as well as other normal recurring operating expenses. We expect to fund $18.6 million related to capital and other lease commitments during the next 12 months.

CPA®:18 – Global 9/30/2014 10-Q – 39

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at September 30, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$362,560	$2,082	$18,670	$6,438	$335,370
Interest on borrowings and deferred acquisition fees	135,640	15,832	31,566	30,316	57,926
Organization and offering costs payable to affiliate (b)	366	366	—	—	—
Deferred acquisition fees — principal (c)	10,481	4,843	5,638	—	—
Capital commitments (d)	18,521	18,521	—	—	—
Other lease commitments (e)	3,526	102	207	211	3,006
	$531,094	$41,746	$56,081	$36,965	$396,302
__________

(a)	Represents the non-recourse debt and bonds payable we obtained in connection with our investments.

(b)
Represents the organization and offering costs incurred by the advisor for which we are liable (Note 3). The payment of such costs is contingent on the amount of offering proceeds we raise over our initial offering period, which is currently expected to terminate on or prior to May 7, 2015.

(c)
Represents deferred acquisition fees due to the advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments from the date of each respective acquisition.

(d)	Capital commitments include our current build-to-suit project of $16.1 million (Note 4) and $2.4 million related to other construction commitments.

(e)
Other lease commitments consist of rental obligations under ground leases and our share of future rents payable pursuant to our advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among WPC, the CPA® REITs, and CWI based on gross revenues and are adjusted quarterly.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2014, which consisted primarily of the euro and the Norwegian krone. At September 30, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, supplemental non-GAAP measures, which are uniquely defined by our management. We believe that these measures are useful to investors to consider because it may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and

CPA®:18 – Global 9/30/2014 10-Q – 40

amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus, we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) within seven years following the closing of our initial public offering. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly-registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly-registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our initial public offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-

CPA®:18 – Global 9/30/2014 10-Q – 41

listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our initial public offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge, and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables, and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. We account for certain of our equity investments using the hypothetical liquidation model which is based on distributable cash as defined in the operating agreement. Equity income for the period recognized under this model may be net of the equity investee’s payments of loan principal. Under GAAP, payments of loan principal do not impact net income.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period, and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are generally funded from the proceeds of our initial public offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other

CPA®:18 – Global 9/30/2014 10-Q – 42

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

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to CPA®:18 – Global	$(7,649)	$(138)	$(26,084)	$(203)
Adjustments:
Depreciation and amortization of real property	5,656	362	13,491	362
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,227)	(185)	(3,034)	(185)
Total adjustments	4,429	177	10,457	177
FFO — as defined by NAREIT	(3,220)	39	(15,627)	(26)
Adjustments:
Acquisition expenses (a)	8,905	48	31,948	48
Straight-line and other rent adjustments (b)	(722)	(124)	(1,633)	(124)
Realized losses on foreign currency, derivatives and other	269	—	222	—
Unrealized losses on mark-to-market adjustments	178	—	423	—
Above- and below-market rent intangible lease amortization, net	18	(13)	14	(13)
Other amortization and other non-cash charges	(3)	67	6	67
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	79	44	(3,877)	44
Total adjustments	8,724	22	27,103	22
MFFO	$5,504	$61	$11,476	$(4)
__________

(a)
Includes Acquisition expenses and amortization of deferred acquisition fees. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(b)
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

CPA®:18 – Global 9/30/2014 10-Q – 43

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks to which we are exposed are interest rate risk, foreign currency exchange risk and we are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and the advisor attempts to diversify our portfolio through its investment decisions so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency derivative contracts to hedge our foreign currency cash flow exposures.

Interest Rate Risk

The value of our real estate, related fixed-rate debt obligations, and a note receivable is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps (where applicable) are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2014, we estimated that the total fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $1.2 million (Note 8).

At September 30, 2014, our outstanding debt bore interest at a fixed rate, or was either swapped to a fixed rate or inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at September 30, 2014 ranged from 3.1% to 5.8%. The contractual annual interest rates on our variable-rate debt at September 30, 2014 ranged from 3.5% to 5.6%. Our debt obligations are more fully described in Note 9 and Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter based upon expected maturity dates of our debt obligations outstanding at September 30, 2014 (in thousands):

	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total	Fair value
Fixed-rate debt (a)	$383	$1,606	$1,734	$15,712	$2,346	$260,170	$281,951	$286,794
Variable rate debt (a)	$127	$508	$672	$790	$790	$77,722	$80,609	$82,795
__________
(a) Amounts are based on the exchange rate at September 30, 2014, as applicable.

CPA®:18 – Global 9/30/2014 10-Q – 44

At September 30, 2014, the estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or is inflation-linked to the Norwegian CPI, approximated their carrying values. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2014 by an aggregate increase of $22.8 million or an aggregate decrease of $24.5 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

As more fully described under Financial Condition – Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at September 30, 2014 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe, and as a result we are subject to risk from the effects of exchange rate movements in the euro and, to a lesser extent, the Norwegian krone, which may affect future costs and cash flows. Although all of our foreign investments through the third quarter of 2014 were conducted in these currencies, we may conduct business in other currencies in the future as we seek to invest a portion of the funds from our initial public offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage and bond financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of September 30, 2014 during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (b)	$4,637	$18,450	$17,236	$18,361	$18,358	$170,317	$247,359
NOK (c)	1,468	5,783	5,793	5,788	5,788	40,240	64,860
	$6,105	$24,233	$23,029	$24,149	$24,146	$210,557	$312,219

Scheduled debt service payments (principal and interest) for mortgage notes and a bond denominated in Norwegian krone for our foreign operations as of September 30, 2014 during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, are as follows (in thousands):

Debt Service (a)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (b)	$1,590	$6,311	$6,265	$19,559	$5,982	$110,110	$149,817
NOK (c)	1,364	1,723	1,723	1,723	1,723	61,286	69,542
	$2,954	$8,034	$7,988	$21,282	$7,705	$171,396	$219,359
__________

(a)	Amounts are based on the applicable exchange rates at September 30, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2014 of $1.0 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2014 of less than $0.1 million.

CPA®:18 – Global 9/30/2014 10-Q – 45

As a result of scheduled balloon payments on the privately-placed bonds issued in connection with our Siemens investment, projected debt service obligations exceed projected lease revenues from that investment after 2018. In 2025, balloon payments totaling $49.2 million are due on the aforementioned bonds, which are collateralized by the property we own. We currently anticipate that, by their respective due dates, we will refinance certain of our debt obligations and/or renew the related lease, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We currently have concentrations of credit risk in our portfolio as we have a limited number of investments. We intend to regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well-diversified and does not contain any unusual concentration of credit risks. At September 30, 2014, our net-lease portfolio, which excludes our self-storage facilities, had the following significant property and lease characteristics (percentages based on the percentage of our ABR as of September 30, 2014) in excess of 10% in certain areas, as follows:

•	46% related to domestic properties, which include concentrations in Texas (primarily State Farm) and Illinois (primarily Solo Cup) of 15% and 13%, respectively;

•	54% related to international properties, which include concentrations in Poland (Bank Pekao), Croatia (Agrokor), and Norway (Siemens) of 20%, 15%, and 12%, respectively;

•	52% related to office properties, 17% related to warehouse/distribution properties, 15% related to retail properties, and 12% related to industrial properties; and

•
20% related to the banking industry, 16% related to the insurance industry, 15% related to the grocery industry, 12% related to the chemical, plastics, rubber, and glass industry, and 11% related to the electronics industry.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2014 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:18 – Global 9/30/2014 10-Q – 46

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2014, we issued 67,826 shares of our Class A common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which is the price at which shares of our Class A common stock were sold in our initial public offering. Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. From inception and through September 30, 2014, we have recorded $1.5 million of aggregate consideration for asset management fees.

Use of Offering Proceeds

Our Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC on May 7, 2013. As of September 30, 2014, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	100,000,000	26,737,968	126,737,968
Aggregate price of offering amount registered (a)	$1,000,000	$250,000	$1,250,000
Shares sold (b)	99,170,037	12,240,415	111,410,452
Aggregated offering price of amount sold	$987,396	$114,397	$1,101,793
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(72,627)	(2,393)	(75,020)
Direct or indirect payments to others	(31,258)	(2,547)	(33,805)
Net offering proceeds to the issuer after deducting expenses	$883,511	$109,457	992,968
Purchases of real estate, net of financing and noncontrolling interest			(316,969)
Cash distributions paid to stockholders			(20,967)
Repayment of mortgage financing			(1,163)
Working capital (c)			(1,741)
Temporary investments in cash and cash equivalents			$652,128
__________

(a)	These amounts are based on the assumption that the shares sold in our initial public offering will be composed of 80% Class A common stock and 20% Class C common stock.

(b)	Excludes shares issued to affiliates.

(c)	Working capital has been reduced to reflect $31.8 million of acquisition expenses.

CPA®:18 – Global 9/30/2014 10-Q – 47

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2014:

2014 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
July	—	$—	N/A	N/A
August	—	—	N/A	N/A
September	33,157	10.00	N/A	N/A
Total	33,157
___________

(a)
Represents shares of our Class A common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended September 30, 2014. We generally receive fees in connection with share redemptions.

CPA®:18 – Global 9/30/2014 10-Q – 48

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:18 – Global 9/30/2014 10-Q – 49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	November 12, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	November 12, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 9/30/2014 10-Q – 50

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith