Form 10-K
period 2014-12-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2015-03-27
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 97,257,506 and 7,576,489 of Class A and Class C shares, respectively, of outstanding common stock at June 30, 2014.
As of March 23, 2015, there were 100,794,838 shares of Class A common stock and 27,266,757 shares of Class C common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CPA®:18 – Global 2014 10-K – 1

PART I

Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, that invests in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets, both domestically and outside the United States. We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. We conduct substantially all of our investment activities and own all of our assets through CPA:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership. In addition to being a general partner and a limited partner of the Operating Partnership, we also own a 99.97% capital interest in the Operating Partnership. The Operating Partnership was formed on April 8, 2013. On July 3, 2013, WPC–CPA®:18 Holdings, LLC, or CPA®:18 Holdings, a subsidiary of our sponsor, W. P. Carey Inc., or WPC, acquired the remaining special general partner interest in the Operating Partnership.

On August 20, 2013, we acquired our first property. At December 31, 2014, our portfolio was comprised of full or partial ownership interests in 47 properties, the majority of which were fully-occupied and triple-net leased to 73 tenants totaling 7.4 million square feet. The remainder of our portfolio was comprised of our full ownership interests in 14 self-storage properties and two multi-family properties totaling 1.5 million square feet.

We are managed by WPC through its subsidiary, Carey Asset Management Corp., or the advisor. WPC is a publicly-traded REIT listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement with us, the advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations, and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services to us, including those fees associated with personnel provided for administration of our operations. The current advisory agreement is scheduled to expire on December 31, 2015, unless extended. As of December 31, 2014, the advisor also served in this capacity for Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, which, together with us, is referred to throughout this Report as the CPA® REITs; and Carey Watermark Investors Incorporated, or CWI, a publicly-owned, non-traded REIT that invests in lodging and lodging-related properties; which, together with the CPA® REITs is referred to as the Managed REITs. The advisor also currently serves in this capacity for Carey Watermark Investors Incorporated 2, or CWI 2, a new non-traded lodging REIT.

On May 7, 2013, our registration statement on Form S-11 (File No. 333-185111), or the Registration Statement, was declared effective by the SEC under the Securities Act of 1933, as amended. This Registration Statement covers our initial public offering of up to $1.0 billion of common stock, in any combination of Class A common stock and Class C common stock, at a price of $10.00 per Class A share of common stock and $9.35 per Class C share of common stock. The Registration Statement also covers the offering of up to $400.0 million in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our distribution reinvestment and stock purchase plan at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. Our initial public offering is being made on a “best efforts” basis by Carey Financial, LLC, or Carey Financial, our dealer manager and an affiliate of the advisor, and selected other dealers. The per share amount of distributions on shares of Class A common stock and Class C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will likely be lower than distributions on shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees, or the shareholder servicing fee (Note 3).

On July 25, 2013, aggregate subscription proceeds exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. On May 1, 2014, in order to moderate the pace of our fundraising, our board of directors approved the discontinuation of the sale of Class A shares as of June 30, 2014. In order to facilitate the final sales of Class A shares as of June 30, 2014 and the continued sale of Class C shares, the board of directors also approved the reallocation to our initial public offering of up to $250.0 million of the shares that were initially allocated to sales of our stock through our distribution reinvestment and stock purchase plan. In June 2014, we reallocated the full $250.0 million in shares from the distribution reinvestment and stock purchase plan. We currently intend to sell Class C shares until on or about March 27, 2015, unless we sell all of the shares sooner; however, our board of directors may decide to extend the offering for up to an additional 18

CPA®:18 – Global 2014 10-K – 2

months. Through March 23, 2015, we have raised gross offering proceeds for our Class A common stock and Class C common stock of $977.4 million and $251.2 million, respectively. The gross offering proceeds raised exclude reinvested distributions through the distribution reinvestment and stock purchase plan of $25.9 million and $3.5 million for our Class A common stock and Class C common stock, respectively. We intend to use substantially all of the net proceeds from the offering to continue to acquire and operate income-producing commercial real estate properties and other real estate-related assets, primarily consisting of properties that are leased to single tenants on a long-term, triple-net lease basis.

We have no employees. At December 31, 2014, the advisor employed 272 individuals who are available to perform services for us under our agreement with the advisor (Note 3).

Financial Information About Segments

We operate in one reportable segment, real estate ownership, with domestic and foreign investments. Refer to Note 13 for financial information about our segment and geographic concentrations.

Business Objectives and Strategy

Our investment objectives are to:

•	generate current income for our stockholders in the form of quarterly cash distributions;

•	realize attractive risk-adjusted returns, meaning returns that are attractive in light of the risk involved generating the returns;

•	preserve and protect our stockholders’ investment in our company; and

•	achieve capital appreciation.

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

•
Reputation and Track Record — We believe that WPC’s reputation and track record of sourcing, underwriting, and consummating investment opportunities, both directly and on behalf of us, as well as in managing similar companies through all phases of their life cycles, will benefit us as we seek to achieve our investment objectives;

•
Cash Flow Generation Focus — We intend to focus on investments that, when combined with our moderate leverage policy, should provide us with attractive levels of funds from operations and income over the long term;

•
Prudent Use of Leverage — We will use leverage to enhance our potential returns, and will target a leverage strategy limited to the lesser of 75% of the total costs of our investments, or 300% of our net assets. We currently estimate that, on average, our portfolio will be approximately 50% leveraged; and

•
Disciplined Investment Approach — We intend to rely on the advisor’s and its investment committee’s expertise, developed over more than 40 years of investing, in identifying investments that it believes will provide us with attractive risk adjusted returns.

Our core investment strategy is to acquire, own, and manage a diversified portfolio of income producing commercial real estate properties, including the following:

•	commercial real estate properties leased to companies on a single-tenant, long-term, net-lease basis;

•
equity investments in real properties that are not long-term net leased to a single tenant and may include partially-leased properties, multi-tenanted properties, vacant or undeveloped properties, properties subject to short-term net leases, multi-family residential properties, and self-storage properties, among others;

•	mortgage loans secured by commercial real properties; and

•	equity and debt securities, loans, and other assets related to entities that are engaged in real estate-related businesses, including real estate funds and other REITs.

CPA®:18 – Global 2014 10-K – 3

We currently expect that, for the foreseeable future, at least a majority of our investments will be in commercial real estate properties leased to single tenants under long-term, triple-net leases. Although not part of our core investment strategy, we may make non-real estate related investments from time to time, subject to our intention to maintain our REIT qualification. We may engage in securitization transactions with respect to the mortgage loans we purchase. We expect to make investments both domestically and outside the United States. To date, the advisor has made significant foreign investments on our behalf because foreign markets have presented attractive opportunities relative to U.S. real estate markets, which have seen significant increases in price for commercial real estate investments. The advisor will evaluate potential acquisitions on a case-by-case basis. We are unable to predict at this time what percentage of our assets may consist of other types of investments.

We intend our portfolio to be diversified by property type, geography, tenant, and industry. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments, the industries in which our tenants or borrowers may conduct business, or the percentage of our capital that we may invest in a particular asset type.

Our Portfolio

At December 31, 2014, our portfolio was comprised of our full or partial ownership interests in 47 fully-occupied properties, most of which were triple-net leased to 73 tenants and totaled approximately 7.4 million square feet. The remainder of our portfolio was comprised of 14 self-storage properties and two multi-family properties that aggregate 1.5 million square feet. At December 31, 2014, our directly-owned real estate properties located outside of the United States represented 58% of consolidated contractual minimum annualized base rent, or ABR. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview in Item 7 for more information about our portfolio.

Subsequent to December 31, 2014 and through March 23, 2015, we purchased 11 additional properties totaling approximately $244.3 million (excluding acquisition costs). Of these 11 properties, six are self-storage facilities, two are multi-family properties, two are build-to-suit projects, and one is an industrial site (Note 15).

Asset Management

The advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations, and arranging for and negotiating sales of assets. With respect to our net lease investments, asset management functions include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets, and utilizing knowledge of the bankruptcy process.

The advisor monitors compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments, and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. The advisor reviews the financial statements of our tenants and undertakes physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry. With respect to other real estate-related assets (e.g. self-storage properties, multi-tenant properties, mortgage loans, and mezzanine loans), asset management operations include evaluating potential borrowers’ creditworthiness, operating history, and capital structure. The advisor will also monitor our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”

Our board of directors has authorized the advisor to retain one or more subadvisors with expertise in our target asset classes to assist the advisor with investment decisions and asset management. If the advisor retains any subadvisor, the advisor will pay the subadvisor a portion of the fees that it receives from us.

Holding Period

We generally intend to hold our investments in real property for an extended period, depending on the type of investment. We may dispose of other types of investments, such as investments in securities, more frequently. However, circumstances might arise that could result in the early sale of some assets. An asset may be sold before the end of the expected holding period if, in our judgment or in the judgment of the advisor, the sale of the asset is in the best interest of our stockholders.

CPA®:18 – Global 2014 10-K – 4

We will consider the following relevant factors, among others, in making the determination of whether a particular asset should be sold or otherwise disposed of:

•	the prevailing economic conditions;

•	achieving maximum capital appreciation for our stockholders; and

•	avoiding increases in risk.

We intend to consider alternatives for providing liquidity to our stockholders beginning after the seventh anniversary of the closing of our initial public offering. A liquidity event could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion in an automated quotation system, a merger (which may include a merger with one or more of the other Managed REITS, WPC or its affiliates), or another transaction approved by our board of directors.

Market conditions and other factors could cause us to delay the consideration or commencement of a liquidity event. We are under no obligation to conclude a liquidity event within a set time. While we are considering liquidity alternatives, we may choose to limit the making of new investments unless our board of directors, including a majority of our independent directors, determines that, in light of our expected life at that time, it is in our stockholders’ interests for us to continue making new investments.

Target Investments

Commercial Real Estate Properties

In executing our investment strategy, we intend to continue to invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. Such properties may consist of office buildings, shopping malls, warehouse facilities, self-storage facilities, apartment buildings, and hotels and resorts, which we believe will retain their value and potentially increase in value for an extended period of time. We may make equity and debt investments.

We will continue to utilize the advisor’s expertise in credit and real estate underwriting and its more than 40 years of experience in evaluating fixed income and real estate investment opportunities to analyze opportunities for us. The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities. In analyzing potential investment opportunities, the advisor will review all aspects of a transaction, including the credit metrics and underlying real estate fundamentals of the investment, to determine whether a potential acquisition satisfies our acquisition criteria.

Long-Term, Net-Leased Assets

We intend to continue to acquire long-term, net-leased assets through sale-leaseback transactions in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock. These leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs, and other operating expenses (referred to as triple-net leases). We generally consider leases having a remaining term of seven years or more to be long-term leases, and those with a shorter term to be short-term leases. Sale-leasebacks may be in conjunction with acquisitions, recapitalizations, or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to the company or its successor in interest (the lessee). Through the advisor, we actively seek such opportunities.

In analyzing potential investment opportunities, in addition to the items discussed above under Commercial Real Estate Properties, the advisor may also consider the following aspects specific to each net-lease transaction:

Tenant/Borrower Evaluation — The advisor will evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history; and capital structure, as well as other factors that may be relevant to a particular investment. The advisor will seek opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower is often a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in

CPA®:18 – Global 2014 10-K – 5

certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor or the independent investment committee. We define creditworthiness as a risk-reward relationship appropriate to our investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. As such, creditworthy does not mean “investment grade,” as defined by the credit rating agencies.

Properties Critical to Tenant/Borrower Operations — The advisor will generally focus on properties that it believes are critical to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission critical lease or property in a bankruptcy proceeding.

Lease Terms — Generally, the net-leased properties in which we invest will be leased on a full-recourse basis to our tenants or their affiliates. In addition, the advisor will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index, or CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.

Diversification — The advisor will attempt to diversify our portfolio to avoid dependence on any one particular property type, geographic location, investment size, or investment risk and to generate risk adjusted returns. By diversifying our portfolio, the advisor tries to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

Transaction Provisions that Enhance and Protect Value — The advisor will attempt to include provisions in its leases that require our consent to specified activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity, security deposits, or through a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net-lease transactions is strong, some or all of these provisions may be difficult to obtain. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.

Other Equity Enhancements — The advisor may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help us to achieve our goal of increasing investor returns.

Real Estate-Related Assets — We believe there may be opportunities to purchase non-long-term, net-leased real estate assets from companies and other owners due to the advisor’s significant presence in the corporate real estate marketplace. These assets may differ significantly in character from long-term, net-leased real estate assets: short-term net leases, vacant property, land, multi-tenanted property, non-commercial property, property leased to non-related tenants, etc. However, we believe we may find attractive opportunities to make investments in these assets as they may either be part of a larger sale-leaseback transaction, an existing relationship with the owner, or from some other source where our market presence and reputation may give us an advantage over certain other investors.

Self-Storage Investments — The advisor has a team of professionals dedicated to investments in the self-storage sector. The team, which was formed in 2006, combines a rigorous underwriting process and an active management of property managers with a goal to generate attractive risk-adjusted returns. We had full or partial ownership interests in 14 self-storage properties at December 31, 2014.

CPA®:18 – Global 2014 10-K – 6

Transactions with Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including the other Managed REITs and the advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly-owned entities, direct purchases of assets, mergers, or another type of transaction. Joint ventures with our affiliates are permitted only if:

•
a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us; and

•	the affiliate makes its investment on substantially the same terms and conditions as us.

Our transactions with affiliates and jointly-owned investments are discussed in Note 3.

Investment Decisions

The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities for the CPA® REITs and WPC. The advisor also has an investment committee that provides services to the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s independent investment committee, except under limited circumstances described below. The independent investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, the advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee.

The investment committee has developed policies that permit some investments to be made without committee approval. Under current policy, certain investments may be approved by either the Chairman of the investment committee or the chief investment officer. Additional such delegations may be made in the future at the discretion of the investment committee.

The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.

Competition

In raising funds for investment, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, and private funds. This competition, as well as any change in the attractiveness to investors of an investment in the types of assets held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments. We face competition for the acquisition of commercial properties and real estate-related assets from insurance companies, credit companies, pension funds, private individuals, investment companies, and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, the advisor’s evaluation of the acceptability of rates of return on our behalf will be affected by our relative cost of capital. Thus, to the extent our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.

We may also compete for investment opportunities with WPC, the other Managed REITs, and entities that may in the future be managed by the advisor. The advisor has undertaken in the advisory agreement to use its best efforts to present investment opportunities to us and to provide us with a continuing and suitable investment program. The advisor follows allocation guidelines set forth in the advisory agreement when allocating investments among us, WPC, the other Managed REITs, and entities that may in the future be managed by the advisor. Each quarter, our independent directors review the allocations made by the advisor during the most recently-completed quarter. Compliance with the allocation guidelines is one of the factors that our independent directors consider when determining whether to renew the advisory agreement each year.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We will generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a portion of our currency risk on international investments. We, through the subsidiaries we form to make investments, generally will seek to borrow on a non-

CPA®:18 – Global 2014 10-K – 7

recourse basis and in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing may allow us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries that is secured only by the assets to which such indebtedness relates, without recourse to the borrower or any of its subsidiaries (other than in case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation). Since non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only take back the asset securing the debt, which protects our other assets. In some cases, particularly with respect to non-U.S. investments, the lenders may require that they have recourse to other assets owned by a subsidiary borrower, in addition to the asset securing the debt. Such recourse generally would not extend to the assets of our other subsidiaries. Lenders typically seek to include change of control provisions in the terms of a loan making the termination or replacement of the advisor, or the dissolution of the advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate to not include such provisions, lenders may require them.

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

Environmental Matters

We have invested in, and expect to continue to invest in, properties currently or historically used as industrial, manufacturing, and commercial properties. Under various federal, state, and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up, or disposing of hazardous materials released at, on, under, in, or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues. With respect to our self-storage investments, which are not subject to net-lease arrangements, there is no tenant of the property to provide indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

Financial Information About Geographic Areas

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview in Item 7 and Note 13 for financial information pertaining to our geographic operations.

Available Information

All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa18global.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this Report or other filings with the SEC. Our Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and Chief Financial Officer, is available on our website, http://www.cpa18global.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers. We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC.

Item 1A. Risk Factors.

Our business, results of operations, financial condition, and ability to pay distributions at the current rate could be materially adversely affected by various risks and uncertainties, including those enumerated below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

We are newly formed and have limited operating history; therefore, there is no assurance that we will be able to achieve our investment objectives.

We are newly formed and have limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described in this Report and that the value of your investment could decline substantially. Our financial condition and results of operations will depend on many factors, including the availability of opportunities for the acquisition of assets, readily accessible short and long-term financing, conditions in the financial markets, economic conditions generally, and the performance of the advisor. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to stockholders.

The offering prices for shares being offered in our initial public offering and through our distribution reinvestment and stock purchase plan were arbitrarily determined by our board of directors and may not be indicative of the prices at which the shares would trade if they were listed on an exchange or were actively traded by brokers.

The offering prices of the shares being offered in our initial public offering and through our distribution reinvestment and stock purchase plan were arbitrarily determined by our board of directors in the exercise of its business judgment. These prices may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers, the proceeds that a stockholder would receive if we were liquidated or dissolved, or the value of our portfolio at the time you purchase shares.

A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.

We have not yet identified all of the assets to be purchased with the proceeds of the initial public offering and our distribution reinvestment and stock purchase plan; therefore, there could be a substantial delay between the time stockholders invest in our shares and the time substantially all the proceeds are invested by us. We currently expect that, if the entire offering is subscribed for, it may take up to two years after commencement of the offering or one year after the termination of the initial public offering, if later, until our capital is substantially invested. Pending investment, the balance of the proceeds of the initial public offering will be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit, and other short-term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to stockholders, has been extremely low in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of the initial public offering could adversely affect our ability to pay distributions to our stockholders and adversely affect their total return. If we fail to timely invest the net proceeds of this offering or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected.

We may be unable to pay or maintain cash distributions or increase distributions over time.

The amount of cash available for distributions is affected by many factors, such as the performance of the advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties as offering proceeds become available, rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to you and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status.

CPA®:18 – Global 2014 10-K – 8

Before we substantially invest the net proceeds of our initial public offering, our distributions are likely to exceed our funds (used in) from operations, or FFO, and may be paid from offering proceeds, borrowings, and other sources, without limitation.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by our FFO. However, before we substantially invest the net proceeds of our initial public offering, our distributions may exceed our FFO. As such, we have funded, and we may in the future fund, our cash distributions, in whole or in part, using net proceeds from the initial public offering, and we may also use borrowings and other sources, without limitation, to do so. Through December 31, 2014, approximately 99.8% of our distributions have been funded with offering proceeds. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to sell properties or other assets, incur indebtedness, or use offering proceeds if necessary to satisfy the REIT requirement that we distribute at least 90% of our REIT net taxable income, excluding net capital gains, and to avoid the payment of federal income tax. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and, therefore, reduce stockholders’ overall return. These risks will be greater for persons who acquire our shares relatively early in this offering, before a significant portion of the offering proceeds have been invested.

Because we have paid, and may continue to pay, distributions from sources other than our FFO, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

Our charter permits us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions has exceeded, and may in the future continue to exceed, our FFO, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment and stock purchase plan, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, or (iv) issue shares of common stock to our directors or to WPC and its affiliates for payment of fees in lieu of cash, then existing stockholders and investors purchasing shares in the initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our initial public offering, and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives. At December 31, 2014, the leases for Bank Pekao S.A., or Bank Pekao, State Farm Automobile Company, or State Farm, and Konzum d. d., or Agrokor, each represented consolidated ABR of greater than 10%, for an aggregate of 33.9% of our consolidated ABR. A failure by any one of these tenants to meet their obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our stockholders.

Our board of directors may change our investment policies without stockholder approval, which could materially adversely affect our ability to achieve our investment objectives.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies, and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders. A change in

CPA®:18 – Global 2014 10-K – 9

our investment strategy may, among other things, increase our exposure to interest rate risk, default risk, and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and therefore are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that normally are applicable to public companies. For so long as we remain an emerging growth company, we will not be required to (i) comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (ii) submit certain executive compensation matters to stockholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions of Section 14A(a) of the Exchange Act (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions of Section 14A(b) of the Exchange Act (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations), (iii) disclose more than two years of audited financial statements in a registration statement filed with the SEC, (iv) disclose selected financial data pursuant to the rules and regulations of the Securities Act of 1933 (requiring selected financial data for the past five years or for the life of the issuer, if less than five years) in our periodic reports filed with the SEC for any period prior to the earliest audited period presented in this registration statement, and (v) disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We have not yet made a decision whether to take advantage of any of or all such exemptions. If we decide to take advantage of any of these exemptions, some investors may find our shares of common stock a less attractive investment as a result.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million after we have been publicly reporting for at least 12 months and have filed at least one annual report on Form 10-K with the SEC.

Our success is dependent on the performance of the advisor, but the past performance of other programs managed by the advisor may not be indicative of success.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the selection and acquisition of investments, the determination of any financing arrangements, and the management of our assets. The advisory agreement currently in effect is scheduled to expire on December 31, 2015 and may be renewed upon expiration.

The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.

We may invest in assets outside the advisor’s core expertise and incur losses as a result.

We are not restricted in the types of investments we may make, and we may invest in assets outside the advisor’s core expertise of long-term, net-leased properties. The advisor may not be as familiar with the potential risks of investments outside net-leased properties and self storage. If we invest in assets outside the advisor’s core expertise, such as our investments in multi-family properties, the fact that the advisor does not have the same level of experience in evaluating investments outside its core business could result in such investments performing more poorly than long-term net-lease investments and self storage, which in turn could adversely affect our revenues, estimated net asset values, and distributions to our stockholders.

WPC and our dealer manager are parties to a settlement agreement with the SEC and are subject to a federal court injunction as well as a consent order with the Maryland Division of Securities.

In 2008, WPC and Carey Financial settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs other than us during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction was entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC

CPA®:18 – Global 2014 10-K – 10

or Carey Financial could result in civil remedies, including sanctions, fines, and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

In 2012, Corporate Property Associates 15 Incorporated, which was also a non-traded REIT advised by WPC and Carey Financial, settled all matters relating to an investigation by the state of Maryland regarding the sale of unregistered securities of Corporate Property Associates 15 Incorporated in 2002 and 2003. Under the consent order, Corporate Property Associates 15 Incorporated, WPC, and Carey Financial agreed, without admitting or denying liability, to cease and desist from any further violations of selling unregistered securities in Maryland. Contemporaneous with the issuance of the consent order, Corporate Property Associates 15 Incorporated, WPC, and Carey Financial paid the Maryland Division of Securities a civil penalty of $10,000.

Additional regulatory action, litigation, or governmental proceedings could adversely affect us by, among other things, distracting WPC and Carey Financial from their duties to us, resulting in significant monetary damages to WPC and Carey Financial, which could adversely affect their ability to perform services for us, or resulting in injunctions or other restrictions on WPC’s or Carey Financial’s ability to act as the advisor and dealer manager, respectively, in the United States or in one or more states.

Exercising our right to repurchase all or a portion of CPA®:18 Holdings’ special general partner interest in our Operating Partnership upon certain termination events could be prohibitively expensive and could deter us from terminating the advisory agreement.

The termination of Carey Asset Management Corp., a subsidiary of WPC, as the advisor, including by non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of Carey Asset Management Corp., or the resignation of the advisor, all after two years from the start of operations of our Operating Partnership, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of CPA®:18 Holdings’ special general partner interest in our Operating Partnership at a value based on the lesser of: (i) five times the amount of the last completed fiscal year’s special general partner distributions; and (ii) the discounted present value of the estimated future special general partner distributions until March 2025. This repurchase could be prohibitively expensive, could require the Operating Partnership to sell assets in order to raise sufficient funds to complete the repurchase, and could discourage or deter us from terminating the advisory agreement. Alternatively, if our Operating Partnership does not exercise its repurchase right and CPA®:18 Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as the advisor while CPA®:18 Holdings owns a significant interest in the Operating Partnership. If we do find another entity to act as the advisor, we may be subject to higher fees than the fees charged by Carey Asset Management Corp.

The repurchase of CPA®:18 Holdings’ special general partner interest in our Operating Partnership upon the termination of Carey Asset Management Corp. as the advisor may discourage certain business combination transactions.

In the event of a merger in which our advisory agreement is terminated and Carey Asset Management Corp. is not replaced by an affiliate of Carey Asset Management Corp. as the advisor, the Operating Partnership must either repurchase all or a portion of CPA®:18 Holdings’ special general partner interest in our Operating Partnership at the value described in the immediately preceding risk factor or obtain the consent of CPA®:18 Holdings to the merger. This obligation may deter a transaction that could result in a merger in which we are not the acquiring entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if a third party attempted to acquire us through a merger.

The termination or replacement of the advisor could trigger a default or repayment event under our financing arrangements for some of our assets.

Lenders for certain of our assets may request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. If an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.

CPA®:18 – Global 2014 10-K – 11

Payment of fees to the advisor and distributions to our special general partner will reduce cash available for investment and distribution.

The advisor performs services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management, and leasing of our properties, and the administration of our other investments. Unless the advisor elects to receive our common stock in lieu of cash compensation, and our board of directors approves such election, we will pay the advisor substantial cash fees for these services. In addition, our special general partner is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

The advisor and its affiliates are subject to conflicts of interest.

The advisor manages our business and selects our investments. The advisor and its affiliates have conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and the advisor and its affiliates include:

•
the receipt of compensation by the advisor for acquisitions of investments, leases, sales, and financing for us, which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

•
acquisitions of single assets or portfolios of assets from affiliates, including another CPA® REIT, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger, or another type of transaction;

•
competition with WPC and entities managed by it for investment acquisitions, which are resolved by the advisor, present conflicts of interest, which may not be resolved in the manner that is most favorable to our interests);

•
a decision by the advisor (on our behalf) of whether to hold or sell an asset, which could impact the timing and amount of fees payable to the advisor, as well as allocations and distributions payable to CPA®:18 Holdings pursuant to its special general partner interests (e.g. the advisor receives asset management fees and may decide not to sell an asset, however, CPA®:18 Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest);

•	business combination transactions, including mergers, with WPC or another CPA® REIT;

•	decisions regarding liquidity events, which may entitle the advisor and its affiliates to receive additional fees and distributions in respect of the liquidations;

•
a recommendation by the advisor that we declare distributions at a particular rate because the advisor and CPA®:18 Holdings may begin collecting subordinated fees once the applicable preferred return rate has been met;

•
disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from the sale, exchange, or other disposition of assets cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset; and

•	the termination of the advisory agreement and other agreements with the advisor and its affiliates.

We delegate our management functions to the advisor.

We delegate our management functions to the advisor, for which it earns fees pursuant to an advisory agreement. Although at least a majority of our board of directors must be independent, because the advisor earns fees from us and has an ownership interest in us, we have limited independence from the advisor.

We face competition from affiliates of the advisor in the purchase, sale, lease, and operation of properties.

WPC and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds that invest in real estate, such as CPA®:17 – Global and, to a lesser extent, CWI and CWI 2. WPC and CPA®:17 – Global have investment policies and return objectives that are similar to ours and they, CWI, and CWI 2 are currently actively seeking opportunities to invest capital. Therefore, WPC and its affiliates, including CPA®:17 – Global, CWI, CWI 2, and future entities advised by WPC, may compete with us with respect to properties, potential purchasers, sellers, and lessees of properties, and mortgage financing for properties. We do not have a non-competition agreement with WPC, CPA®:17 – Global, CWI, or CWI 2, and there are no restrictions on WPC’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future. Some of the entities formed and managed by WPC may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.

CPA®:18 – Global 2014 10-K – 12

The advisor may in the future hire subadvisors in areas where the advisor is seeking additional expertise. Stockholders will not be able to review these subadvisors and the advisor may not have sufficient expertise to monitor the subadvisors.

The advisor has the right to appoint one or more subadvisors with expertise in our target asset classes to assist the advisor with investment decisions and asset management. We do not have control over which subadvisors the advisor may choose and the advisor may not have the necessary expertise to effectively monitor the subadvisors’ investment decisions.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions currently performed for us by the advisor by, among other methods, acquiring the advisor’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. There is also no assurance that the key employees of the advisor who perform services for us would elect to work directly for us, instead of remaining with the advisor or another affiliate of WPC. An acquisition of the advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and FFO per share. Additionally, we may not realize the perceived benefits, be able to properly integrate a new staff of managers and employees, or be able to effectively replicate the services provided previously by the advisor. Internalization transactions, including without limitation transactions involving the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

We could be adversely affected if the advisor completed an internalization with another Managed REIT.

If WPC were to sell or otherwise transfer its advisory business to another Managed REIT, we could be adversely affected because the advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions, and other matters that are more favorable to its Managed REIT owner than to us. If we terminate the advisory agreement and repurchase the special general partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial and we may have difficulty finding a replacement advisor that would perform at a level at least as high as that of the advisor.

We intend to invest primarily in commercial real estate-related assets; therefore, our results will be affected by factors that affect the commercial real estate industry, including volatility in economic conditions and fluctuations in interest rates.

Our operating results will be subject to risks generally incident to the ownership of commercial real estate, including:

•	volatility in general economic conditions;

•	changes in supply of or demand for similar or competing properties in a geographic area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental, and zoning laws; and

•	periods of high interest rates and tight money supply.

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

CPA®:18 – Global 2014 10-K – 13

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

Our success is dependent upon economic conditions in the United States generally and in the geographic areas internationally in which our investments are located. Adverse changes in national economic conditions or in the economic conditions of the international regions in which we conduct substantial business would likely have an adverse effect on real estate values and, accordingly, our financial performance, and our ability to pay distributions.

We may recognize substantial impairment charges on our properties.

We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing or extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our FFO, which is the metric we use to evaluate our distribution coverage.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars, terrorist activities, floods, or earthquakes) may be either uninsurable or not insurable on economically-viable terms. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our stockholders to be reduced.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board and the International Accounting Standards Board issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. In May 2013, the Financial Accounting Standards Board and International Accounting Standards Board issued a revised exposure draft for public comment and the comment period ended in September 2013. As of the date of this Report, the Financial Accounting Standards Board and International Accounting Standards Board continue their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received and, as of the date of this Report, the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect our accounting for leases, as well as that of our tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

Our ability to control the management of our net-leased properties may be limited.

The tenants or managers of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. A bankrupt or financially-troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies, including those provided in the applicable lease, against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially-successful basis, their ability to pay rent may be adversely affected. Monitoring of

CPA®:18 – Global 2014 10-K – 14

compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

Our participation in joint ventures creates additional risk.

From time to time, we may participate in joint ventures and purchase assets jointly with the other CPA® REITs and/or WPC and other entities managed by it, and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture, or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that the advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

Our operations could be restricted if we become subject to the Investment Company Act and your investment return, if any, may be reduced if we are required to register as an investment company under the Investment Company Act.

A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, or the Investment Company Act, if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or

•
it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the “40% test.”

We believe that we and our subsidiaries are engaged primarily in the business of acquiring and owning interests in real estate. We hold ourselves out as a real estate firm and do not engage primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that we are an investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Excepted from the term “investment securities” for purposes of the 40% test described in the second bullet point above are securities issued by majority-owned subsidiaries, such as our operating partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Our operating partnership generally expects to satisfy the 40% test, however, depending on the nature of its investments, our operating partnership may rely upon the exclusion from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the operating partnership's assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat the following as real estate-related assets: commercial mortgage-backed securities, debt and equity securities of companies primarily engaged in real estate businesses, and securities issued by pass through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.

To maintain compliance with an Investment Company Act exemption or exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire

CPA®:18 – Global 2014 10-K – 15

additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. If we fail to comply with the Investment Company Act, criminal and civil actions could be brought against us, our contracts could be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Because the operating partnership is not an investment company and does not rely on the exclusion from investment company registration provided by Section 3(c)(1) or 3(c)(7), and the operating partnership is our majority-owned subsidiary, our interests in the operating partnership do not constitute investment securities for purposes of the 40% test. Our interest in the operating partnership is our only material asset; therefore, we believe that we satisfy the 40% test.

We use derivative financial instruments to hedge against interest rate and currency fluctuations, which could reduce the overall returns on your investment.

We use derivative financial instruments to hedge exposures to changes in interest rates and currency rates. These instruments involve risk, such as the risk that counterparties may fail to perform under the terms of the derivative contract or that such arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the possible use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested in and may continue to invest in properties located outside the United States. At December 31, 2014, our directly-owned real estate properties located outside of the United States represented 58% of consolidated ABR. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located and may expose us to risks that are different from, and in addition to, those commonly found in the United States, including:

•	changing governmental rules and policies;

•
enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the United States;

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

•	adverse market conditions caused by changes in national or local economic or political conditions;

•	tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;

•	changes in relative interest rates;

•	changes in the availability, cost, and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates and other operating expenses in particular countries;

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws; and

•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

In addition, the lack of publicly-available information in certain jurisdictions in accordance with accounting principles generally accepted in the United States, or GAAP, could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date has primarily been in the United States and certain countries in Europe and Asia, and the advisor has less experience in other international markets. The advisor may not be as familiar with the potential risks to our investments outside these markets, and we could incur losses as a result.

CPA®:18 – Global 2014 10-K – 16

Also, we may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Moreover, we are subject to changes in foreign exchange rates due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal foreign currency exposures are to the euro and, to the lesser extent, the Norwegian krone and British pound sterling. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, the results of our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies (i.e., absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses).

Because most of our properties are occupied by a single tenant, our success is materially dependent upon the financial stability of our tenants.

Most of our commercial real estate properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 51% of consolidated ABR at December 31, 2014. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distributions to our stockholders. A tenant default on lease payments to us could cause us to lose the revenue from the property and, if the property is subject to a mortgage, require us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

Bankruptcy or insolvency of a tenant or borrower could cause:

•	the loss of lease or interest and principal payments;

•	an increase in the costs incurred to carry the asset;

•	litigation;

•	a reduction in the value of our shares; and

•	a decrease in distributions to our stockholders.

Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net-lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

Insolvency laws outside of the United States may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the United States, in which a debtor/tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.

However, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and to their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S.

CPA®:18 – Global 2014 10-K – 17

bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the United States. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.

CPA®:17 – Global and several other non-traded REITs previously managed by the advisor have had tenants (including several international tenants) file for bankruptcy protection in the past and have been involved in bankruptcy-related litigation. Four prior programs managed by the advisor reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our stockholders. The mortgage loans in which we may invest may be subject to delinquency, foreclosure, and loss, which could result in losses to us.

Highly-leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.

Highly-leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced and could cause us to reduce distributions to stockholders.

We will incur debt to finance our operations, which may subject us to an increased risk of loss.

We will incur debt to finance our operations. The leverage we employ will vary depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio, and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

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

We may acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may among other things, cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant will bear these risks. However, in other instances we may be required to bear these risks, which means that we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials, and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.

CPA®:18 – Global 2014 10-K – 18

A decrease in demand for self-storage space would likely have an adverse effect on our revenues from operating real estate.

A decrease in the demand for self-storage space would have an adverse effect on our revenues from our operating real estate. Demand for self-storage space has been and could be adversely affected by ongoing weakness in the national, regional, and local economies, changes in supply of, or demand for, similar or competing self-storage facilities in an area and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues.

Short-term leases may expose us to the effects of declining market rent.

Certain types of the properties we own and may acquire, such as self-storage and multi-family properties, typically have short-term leases, generally one year or less, with tenants. There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.

We are subject, in part, to the risks of real estate ownership, which could reduce the value of our properties.

Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning, and taxes.

Potential liability for environmental matters could adversely affect our financial condition.

We expect to continue to invest in real properties historically used for industrial, manufacturing, and commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:

•
responsibility and liability for the costs of investigation, removal, or remediation of hazardous or toxic substances released on or from our real property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;

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

Our costs of investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.

We and our independent property operators will rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our independent property operators will rely on information technology networks and systems, including the internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial

CPA®:18 – Global 2014 10-K – 19

transactions and records, personal identifying information, reservations, billing, and operating data. We will purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. It is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers, and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Any failure to maintain proper function, security, and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, and could have a material adverse effect on our business, financial condition, and results of operations.

We face active competition for the funds we raise and the investments we make.

We face active competition for the acquisition of commercial properties and real estate-related assets from insurance companies, credit companies, pension funds, private individuals, investment companies, and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, the advisor’s evaluation of the acceptability of rates of return on our behalf will be affected by our relative cost of capital. Also, to the extent our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.

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

The mortgage loans in which we may invest will be subject to delinquency, foreclosure, and loss, which could result in losses to us.

The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by the risks particular to real property described above, as well as, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or rental or occupancy rates; and

•	increases in interest rates, real estate tax rates, and other operating expenses.

In the event of any default under a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives, including, without limitation, diversification of our commercial real estate properties portfolio by property type and location, moderate financial leverage, low to moderate operating risk, and an attractive level of current income. In the event of the bankruptcy of a mortgage loan borrower (or any tenant under a financing lease or a net lease that is recharacterized as a mortgage loan), the mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

CPA®:18 – Global 2014 10-K – 20

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

We may acquire or originate certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (i.e., lower than Baa3 for investments rated by Moody’s Investors Service and BBB- or below for Standard & Poor’s Rating Services). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow, or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.

We may invest in mezzanine loans. Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

We may invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures), and/or personal property, on which another lender may hold a first priority lien. If a default occurs, the value of the collateral may not be sufficient to repay all of the lenders that have an interest in the collateral. Our rights in bankruptcy will be different for these loans than typical net lease transactions. To the extent that loans are collateralized by

CPA®:18 – Global 2014 10-K – 21

personal property only, or to the extent the value of the real estate collateral is less than the aggregate amount of our loans and equal or higher-priority loans secured by the real estate collateral, that portion of the loan will not be considered a “real estate asset” for purposes of the 75% REIT asset test. Also, income from that portion of such a loan will not qualify under the 75% REIT income test for REIT qualification.

Investments in securities of REITs, real estate operating companies, and companies with significant real estate assets will expose us to many of the same general risks associated with direct real property ownership.

Investments we may make in other REITs, real estate operating companies, and companies with significant real estate assets, directly or indirectly through other real estate funds, will be subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying property owned by such REITs, while mortgage REITs may be affected by the quality of any credit extended. Since REIT investments, however, are securities, they also may be exposed to market risk and price volatility due to changes in financial market conditions and changes as discussed below.

The value of the equity securities of companies engaged in real estate activities that we may invest in may be volatile and may decline.

The value of equity securities of companies engaged in real estate activities, including those of REITs, fluctuates in response to issuer, political, market, and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, economic sector, or geographic region, or the market as a whole. These fluctuations in value could result in significant gains or losses being reported in our financial statements because we will be required to mark such investments to market periodically.

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

There is no active public trading market for our shares and we do not expect there ever will be one. Moreover, we are not required to complete a liquidity event by a specified date. To assist us in meeting the REIT qualification rules, among other things, our charter also prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is more restrictive, of our outstanding shares of common stock, unless exempted by our board of directors. This ownership limitation may discourage third parties from making a potentially financially attractive tender offer for your shares, thereby inhibiting a change of control in us. Moreover, you should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend, or terminate our redemption plan without giving you advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed five percent of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it may be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. As a result, our shares should only be purchased as a long-term investment.

CPA®:18 – Global 2014 10-K – 22

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

Qualification as a REIT involves the application of highly technical and complex provisions under the Internal Revenue Code for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our stockholders aggregating annually at least 90% of our REIT net taxable income, excluding net capital gains. Because we intend to make investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains may or may not be taken into account for purposes of the REIT income requirements. In addition, legislation, new regulations, administrative interpretations, or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes, or the desirability of an investment in a REIT relative to other investments.

The Internal Revenue Service may treat sale-leaseback transactions as loans, which could jeopardize our REIT qualification.

The Internal Revenue Service may take the position that specific sale-leaseback transactions that we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.

Distributions payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their distributed net income.

The maximum U.S. federal income tax rate for distributions payable by domestic corporations to taxable U.S. stockholders is 20% under current law. Distributions payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to distributions paid by a taxable REIT subsidiary, or TRS, a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their distributed net income. As a result, the more favorable rates applicable to regular corporate distributions could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate distributions, which could negatively affect the value of our properties.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the Internal Revenue Service were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We have received a private letter ruling from the Internal Revenue Service concluding that the differences in the dividends distributed to holders of Class A shares and holders of Class C shares due to the class-specific fee allocations, as described in the ruling, will not cause such dividends to be preferential dividends. We may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences.

CPA®:18 – Global 2014 10-K – 23

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

Our directors and officers have duties to us and to our stockholders under Maryland law in connection with their management of us. At the same time, we as general partner have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to us and our stockholders.

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

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, employees, and designees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred, or benefits not derived if we or our officers, directors, agents, employees, or designees, as the case may be, acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, agents, employees, and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent, or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property, or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

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

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock and two-thirds of the votes entitled to be cast by holders of our voting stock (other than voting stock held by the interested stockholder or by an affiliate or associate of the interested stockholder). These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction,

CPA®:18 – Global 2014 10-K – 24

the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors may classify or reclassify any unissued stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located in the offices of the advisor at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has primary international investment offices located in London and Amsterdam, as well as additional office space domestically in New York and Dallas, Texas and internationally in Hong Kong and Shanghai. The advisor leases all of these offices and believes these leases are suitable for our operations for the foreseeable future.

See Item 1. Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8. Financial Statements and Supplementary Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

At December 31, 2014, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business may be pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA®:18 – Global 2014 10-K – 25

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 23, 2015, there were 29,270 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions per share for the past two years, which are calculated and paid based on a declared daily rate, are as follows:

	Years Ended December 31,
	2014		2013
	Class A	Class C	Class A	Class C
First quarter	$0.1562	$0.1329	$—	$—
Second quarter	0.1562	0.1329	—	—
Third quarter (a)	0.1562	0.1329	0.1155	0.0982
Fourth quarter	0.1562	0.1329	0.1562	0.1329
	$0.6248	$0.5316	$0.2717	$0.2311
__________

(a)	On July 25, 2013, the aggregate subscription proceeds for our Class A and Class C common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2014, we issued 85,905 shares of our Class A common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which is the price at which shares of our Class A common stock were sold in our initial public offering. Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. From September 7, 2012, or the date of inception, and through December 31, 2014, we have issued 237,290 shares of our Class A common stock to the advisor as aggregate consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q.

CPA®:18 – Global 2014 10-K – 26

Use of Offering Proceeds

Our Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC on May 7, 2013. As of December 31, 2014, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	100,000,000	26,737,968	126,737,968
Aggregate price of offering amount registered (a)	$1,000,000	$250,000	$1,250,000
Shares sold (b)	97,936,653	17,721,984	115,658,637
Aggregated offering price of amount sold	$977,410	$165,701	$1,143,111
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(72,914)	(3,569)	(76,483)
Direct or indirect payments to others	(31,258)	(3,741)	(34,999)
Net offering proceeds to the issuer after deducting expenses	$873,238	$158,391	1,031,629
Purchases of real estate, net of financing and noncontrolling interests			(567,910)
Cash distributions paid to stockholders			(37,618)
Repayment of mortgage financing			(1,668)
Repurchase of shares			(1,520)
Working capital (c)			6,635
Temporary investments in cash and cash equivalents			$429,548
__________

(a)	These amounts are based on the assumption that the shares sold in our initial public offering will be composed of 80% Class A common stock and 20% Class C common stock.

(b)
Excludes shares issued to affiliates, including the advisor, and shares issued pursuant to our distribution reinvestment and stock purchase plan. We terminated the offering of shares of Class A common stock on June 30, 2014.

(c)	Working capital has been reduced to reflect $59.2 million of acquisition expenses.

Issuer Purchases of Equity Securities

2014 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
October	—	$—	N/A	N/A
November	—	—	N/A	N/A
December	118,086	9.73	N/A	N/A
Total	118,086
___________

(a)
Represents shares of our Class A common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended December 31, 2014. The redemption plan will terminate if and when our shares are listed on a national securities market or upon the occurrence of a liquidity event. We generally receive fees in connection with share redemptions.

CPA®:18 – Global 2014 10-K – 27

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2014	2013
Operating Data (a)
Total revenues	$54,317	$3,292
Net loss	(56,556)	(241)
Net loss (income) attributable to noncontrolling interests	689	(390)
Net loss attributable to CPA®:18 – Global	(55,867)	(631)

Loss per share:
Net loss attributable to CPA®:18 – Global Class A	(0.63)	(0.18)
Net loss attributable to CPA®:18 – Global Class C	(0.72)	(0.27)

Distributions per share declared to CPA®:18 – Global Class A	0.6248	0.2717
Distributions per share declared to CPA®:18 – Global Class C	0.5316	0.2311
Balance Sheet Data
Total assets	1,615,884	355,670
Net investments in real estate (b)	941,357	171,664
Long-term obligations (c)	539,503	87,765
Other Information
Net cash (used in) provided by operating activities	(9,914)	2,262
Cash distributions paid	37,636	115
Payments of mortgage principal (d)	1,668	—
___________

(a)	For the period from the date of inception to December 31, 2012, we had no significant assets, cash flows, or results of operations, and accordingly periods prior to January 1, 2013 are not presented.

(b)	Net investments in real estate consists of Net investments in properties, Net investments in direct financing leases, Real estate under construction, and Note receivable, as applicable.

(c)	Represents non-recourse mortgage obligations, bonds payable, and deferred acquisition fee installments, including interest.

(d)	Represents scheduled mortgage principal payments.

CPA®:18 – Global 2014 10-K – 28

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results.

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors.

Business Overview

We were formed in September 2012, and we qualified as a REIT beginning with the taxable year ended December 31, 2013. On May 7, 2013, our Registration Statement was declared effective by the SEC, and on July 25, 2013, aggregate subscription proceeds exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. The Registration Statement relates to our initial public offering, which is being made on a “best efforts” basis by our dealer manager and selected other dealers, and covers up to $1.0 billion of common stock, in any combination of Class A common stock and Class C common stock at a price of $10.00 per share of Class A common stock and $9.35 per share of Class C common stock. The Registration Statement also covers the offering of up to $400.0 million in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our distribution reinvestment and stock purchase plan at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. See Significant Developments below.

Based on our investment pipeline and an assessment of the environment for investment opportunities, we believed it was in our best interest to reduce our sales of shares after June 30, 2014. On May 1, 2014, our board of directors approved the discontinuation of the sale of Class A shares after June 30, 2014 in order to moderate the pace of our fundraising. In order to facilitate the final sales of Class A shares as of June 30, 2014 and the continued sale of Class C shares, the board of directors also approved the reallocation up to $250.0 million of the shares that were initially allocated to sales of our stock through our distribution reinvestment and stock purchase plan to our initial public offering. In June 2014, we reallocated the full $250.0 million in shares from the distribution reinvestment and stock purchase plan. We currently intend to sell Class C shares until March 27, 2015, unless we sell all of our shares sooner.

We have no paid employees and are externally advised and managed by the advisor. We intend to use substantially all of the net proceeds from our offering to invest primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets, both domestically and outside the United States. We currently expect that, for the foreseeable future, at least a majority of our investments will be in commercial real estate properties leased to single tenants on a long-term triple-net lease basis.

Our operating results and cash flows are primarily influenced by lease revenues from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Revenue is subject to fluctuation because of the timing of new lease transactions and foreign currency exchange rates. We may also experience lease terminations, lease expirations, contractual rent adjustments, tenant defaults, and sales of properties in future periods.

Economic Overview

In the United States, the overall economic environment continued to improve in 2014. Gross domestic product growth outpaced 2013 levels, and the unemployment rate fell to its lowest mark since 2008. General business conditions continued to recover, and the Federal Reserve completed the tapering of its bond-buying stimulus program in October. Despite the sharp increase in long-term rates in May 2013, interest rates declined over the course of 2014 and remain at historic lows. The interest rate environment contributed to a lower cost of capital for investors purchasing commercial properties. A low cost of capital in conjunction with moderate new supply and strong demand resulted in commercial property yields, or capitalization rates, declining over the course of the year as competition for assets, including net-leased properties, in the United States remained high. In addition, interest rate sensitive stocks, such as REITs, outperformed in 2014. The decline in energy prices in 2014 had a negative impact on the CPI, a useful measure of economic growth and inflation, which experienced 0.8% growth.

In Europe, the economic environment continued to be mixed in 2014. Conditions in most countries across northern and western Europe generally remained stable with some countries, including the United Kingdom and Germany, experiencing modest

CPA®:18 – Global 2014 10-K – 29

economic growth rates and lower relative unemployment rates. However, many European countries, including those considered emerging economies, continued to operate at recessionary levels and have negative economic growth and high unemployment. The strengthening and stability of the euro relative to the dollar reversed course in 2014 as the euro / dollar exchange rate reached multi-year lows, and interest rates remain at historically low levels. In addition, the Harmonized Index of Consumer Prices, an indicator of inflation and price stability in the European Union, decreased 0.2% during the year. In an effort to prevent deflation and combat economic weakness, the European Central Bank cut key interest rates in 2014 and, more recently, announced an approximately €1.1 trillion “quantitative easing” program to buy financial assets, including sovereign bonds. Attractive borrowing rates, in conjunction with higher capitalization rates on commercial properties with similar risk profiles to those in the United States contributed to a favorable climate for investing in net-lease assets in Europe.

Significant Developments

Investor Capital Inflows — Through December 31, 2014, we raised gross offering proceeds from the sale of our Class A common stock and Class C common stock of $977.4 million and $165.7 million, respectively. The gross offering proceeds raised exclude reinvested distributions through our distribution reinvestment and stock purchase plan of $17.9 million and $2.2 million for our Class A and Class C common stock, respectively. We terminated sales of our Class A common stock on June 30, 2014. We currently intend to sell shares of our Class C common stock until March 27, 2015.

Acquisition Activity — During 2014, we entered into 41 investments at a total cost of approximately $911.7 million, including $441.4 million for international investments, which we refer to collectively as our 2014 Acquisitions. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable. Subsequent to December 31, 2014 and through March 23, 2015, we purchased 11 additional properties totaling approximately $244.3 million (excluding acquisition costs). Of these 11 properties, six are self-storage facilities, two are multi-family, two are build-to-suit projects, and one is an industrial site (Note 15).

Financing Activity — During 2014, we obtained non-recourse mortgage and bond financing totaling $394.2 million with a weighted-average annual interest rate and term of 4.3% and 8.5 years, respectively. Amounts are based on the exchange rate of the foreign currency at the date of financing, as applicable. Subsequent to December 31, 2014 and through March 23, 2015, we obtained approximately $158.5 million of new financing related to the properties acquired in 2014 and 2015 (Note 15).

Distributions — We distributed $0.6248 per Class A share and $0.5316 per Class C share for the year ended December 31, 2014 and $0.1155 per Class A share and $0.0982 per Class C share from July 25, 2013, when we began admitting shareholders, to December 31, 2013.

CPA®:18 – Global 2014 10-K – 30

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial properties and other real estate-related assets. We expect to make these investments both domestically and outside of the United States. We acquired our first three investments on August 20, 2013, December 18, 2013, and December 30, 2013, which we refer to collectively as the 2013 Acquisitions. See below for more details regarding our portfolio at December 31, 2014 and 2013. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly-owned investments.

Portfolio Summary

	December 31,
	2014	2013
Number of net-leased properties	47	9
Number of operating properties (a)	16	—
Number of tenants (b)	73	3
Total square footage (in thousands) (c)	8,942	1,339
Occupancy — Single-tenant (b) (c)	100.0%	100.0%
Occupancy — Multi-tenant (c) (d)	91.0%	N/A
Weighted-average lease term — Single-tenant properties (in years) (b) (c)	13.2	19.3
Weighted-average lease term — Multi-tenant properties (in years) (c) (d)	8.3	N/A
Number of countries	8	2
Total assets (in thousands)	$1,615,884	$355,670
Net investments in real estate (in thousands)	941,357	171,664
Funds raised — cumulative to date (in thousands)	1,143,111	237,307

	Years Ended December 31,
(dollars in thousands, except exchange rate)	2014	2013
Acquisition volume — consolidated (e)	$1,044,234	$235,459
Acquisition volume — pro rata (c) (e)	911,699	158,266
Financing obtained — consolidated	466,354	85,060
Financing obtained — pro rata (c)	394,193	48,660
Average U.S. dollar/euro exchange rate (f)	1.3295	N/A
Increase in the U.S. CPI (g)	0.8%	N/A
Decrease in the Harmonized Index of Consumer Prices (g)	(0.2)%	N/A
Increase in the Norwegian CPI (g)	2.1%	N/A
__________

(a)	At December 31, 2014, our operating portfolio consisted of 14 wholly-owned self-storage properties and two multi-family properties.

(b)
Represents our single-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. Also includes certain multi-tenant properties that each have a single tenant that comprises over 75% of ABR for the property.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata metrics.

(d)
Represents our multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of ABR for the property.

(e)	The amount for the year ended December 31, 2014 includes acquisition-related costs, which were included in Acquisition expenses in the consolidated financial statements.

(f)
The average conversion rate for the U.S. dollar in relation to the euro increased during the year ended December 31, 2014 as compared to 2013, resulting in a positive impact on earnings in the current year period for our euro-denominated investments.

CPA®:18 – Global 2014 10-K – 31

(g)	Many of our lease agreements include contractual increases indexed to changes in the CPI or other similar indices.

				Consolidated		Pro Rata (a)		Remaining Lease Term (in years)
Tenant/Lease Guarantor	Location	Property Type	Acquisition Date	Square Footage	Purchase Price (b)	Square Footage	Purchase Price (b)		Percent Owned
(dollars in thousands)
Net-Leased Properties (c)
State Farm (d)	Austin, TX	Office	8/20/2013	479,411	$115,604	239,706	$57,802	13.7	50%
Agrokor (d)	Split, Zadar, Zagreb (3), Croatia	Retail	12/18/2013	564,578	96,957	451,662	77,566	19.0	80%
Crowne Group Inc. (d)	Logansport, IN Madison, IN Marion, SC Frasier, MI Warren, MI	Industrial	12/30/2013 3/7/2014	859,701	30,940	859,701	30,940	24.3	100%
Air Enterprises Acquisition, or Air Enterprises	Streetsboro, OH	Industrial	1/16/2014	178,180	5,901	178,180	5,901	14.2	100%
Solo Cup Operating Property, or Solo Cup (d) (e)	University Park, IL	Warehouse/Distribution	2/3/2014	1,552,475	84,588	1,552,475	84,588	8.8	100%
Automobile Protection Corporation	Norcross, GA	Office	2/7/2014	50,600	5,822	50,600	5,822	14.2	100%
Siemens AS (d) (e) (f)	Oslo, Norway	Office	2/27/2014	165,905	89,327	165,905	89,327	11.0	100%
Bank Pekao (d) (e) (f)	Warsaw, Poland	Office	3/31/2014	423,818	156,282	211,909	78,141	8.4	50%
Swift Spinning, Inc.	Columbus, GA (2)	Industrial	4/21/2014	432,769	11,931	432,769	11,931	19.3	100%
North American Lighting, Inc. (e)	Farmington Hills, MI	Office	5/6/2014	75,286	9,489	75,286	9,489	11.3	100%
Janus International, or Janus	Temple, GA Houston, TX Surprise, AZ	Industrial	5/16/2014	330,306	15,953	330,306	15,953	19.3	100%
Bell Telephone Company, or AT&T (e)	Chicago, IL	Warehouse/Distribution	5/19/2014	206,000	12,248	206,000	12,248	12.8	100%
Belk Inc. (e) (g)	Jonesville, SC	Warehouse/Distribution	6/4/2014	515,279	44,021	515,279	44,021	8.4	100%
Truffle Portfolio (e) (h)	Ayr, Bathgate, Dundee, Dunfermline, Invergordon, Livingston, United Kingdom	Industrial	8/19/2014	229,417	19,837	229,417	19,837	8.7	100%
Oakbank Portfolio (e) (h)	Livingston, United Kingdom	Industrial	9/26/2014	76,573	4,632	76,573	4,632	4.3	100%
Infineon Technologies AG, or Infineon (e)	Warstein, Germany	Office	9/30/2014	120,384	25,020	120,384	25,020	16.9	100%
Cooper Tire & Rubber Company, or Cooper Tire (e)	Albany, GA	Warehouse/Distribution	10/31/2014	653,082	10,435	653,082	10,435	9.8	100%
Apply Sorco AS, or Apply AS	Stavanger, Norway	Office	10/31/2014	223,394	108,281	113,931	55,223	14.0	51%
Midcontinent Independent System Operator, Inc., or MISO (e)	Eagan, MN	Office	11/3/2014	60,463	15,196	60,463	15,196	11.2	100%
Alliant Techsystems Inc., or ATK (e)	Plymouth, MN	Office	11/13/2014	191,336	43,066	191,336	43,066	9.9	100%
Barnsco, Inc.	Dallas (4) and Fort Worth, TX	Industrial	11/14/2014	131,690	7,657	131,690	7,657	14.9	100%
UK Auto (e) (h)	Durham and Dunfermline, United Kingdom	Industrial	11/20/2014	71,094	11,126	71,094	11,126	9.5	100%
USF Holland (e) (i)	Byron Center, MI	Warehouse/Distribution	11/21/2014	—	11,942	—	11,942	15.7	100%
Royal Vopak NV, or Vopak (d) (e)	Rotterdam, Netherlands	Office	12/17/2014	164,591	85,004	164,591	85,004	12.4	100%
Craigentinny (e) (h)	Edinburgh, United Kingdom	Industrial	12/22/2014	25,089	4,941	25,089	4,941	8.6	100%
Club Med Albion Resorts, or Albion Resorts (d) (e)	Albion, Mauritius	Hotel	12/30/2014	296,716	69,225	296,716	69,225	14.3	100%

CPA®:18 – Global 2014 10-K – 32

				Consolidated		Pro Rata (a)		Remaining Lease Term (in years)
Tenant/Lease Guarantor	Location	Property Type	Acquisition Date	Square Footage	Purchase Price (b)	Square Footage	Purchase Price (b)		Percent Owned
(dollars in thousands)
Operating Properties (e)
Self-Storage Properties
Self-storage facility	Kissimmee, FL	Self-storage	1/22/2014	184,456	12,610	184,456	12,610	N/A	100%
Self-storage facility	St. Petersburg, FL	Self-storage	1/23/2014	84,700	12,270	84,700	12,270	N/A	100%
Self-storage facility	Corpus Christi, TX	Self-storage	7/22/2014	100,100	4,501	100,100	4,501	N/A	100%
Self-storage facility	Kailua-Kona, HI	Self-storage	7/31/2014	39,500	6,146	39,500	6,146	N/A	100%
Self-storage facility	Miami, FL	Self-storage	8/5/2014	57,240	4,874	57,240	4,874	N/A	100%
Self-storage facility	Palm Desert, CA	Self-storage	8/11/2014	93,097	11,160	93,097	11,160	N/A	100%
Self-storage facility	Columbia, SC	Self-storage	9/18/2014	63,121	4,821	63,121	4,821	N/A	100%
Self-storage facility	Kailua-Kona, HI	Self-storage	10/9/2014	56,352	6,258	56,352	6,258	N/A	100%
Self-storage facility	Pompano Beach, FL	Self-storage	10/28/2014	74,927	4,936	74,927	4,936	N/A	100%
Self-storage facility	Jensen Beach, FL	Self-storage	11/13/2014	63,650	9,079	63,650	9,079	N/A	100%
Self-storage facility	Dickinson, TX	Self-storage	12/10/2014	76,800	10,457	76,800	10,457	N/A	100%
Self-storage facility	Humble, TX	Self-storage	12/15/2014	59,325	8,176	59,325	8,176	N/A	100%
Self-storage facility	Temecula, CA	Self-storage	12/16/2014	89,228	10,508	89,228	10,508	N/A	100%
Self-storage facility	Cumming, GA	Self-storage	12/17/2014	73,237	4,646	73,237	4,646	N/A	100%
Multi-Family Properties
Dupont Place Apartments, or Dupont	Tucker, GA	Residential	10/28/2014	200,363	22,235	194,352	21,568	N/A	97%
Gentry’s Walk, or Gentry	Atlanta, GA	Residential	10/28/2014	221,257	22,234	214,619	21,567	N/A	97%

Other
Cipriani (j)	New York, NY	Retail	7/21/2014	—	29,348	—	29,348
				9,615,490	$1,279,684	8,928,848	$1,069,958
__________

(a)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata metrics.

(b)	Purchase price represents the contractual purchase price, including acquisition fees and transaction closing costs, based on the exchange rate, as applicable.

(c)	All properties are considered to be single-tenant unless otherwise noted.

(d)	Reflects tenants that exceed 5% of pro rata ABR as of December 31, 2014. See Terms and Definitions below for a description of pro rata metrics and ABR.

(e)
Represents business combinations in which acquisition fees are expensed in purchase accounting. Such acquisition fees are included in the purchase price listed above to depict the total cost of each respective investment.

(f)	Represents net-leased properties that have more than one tenant. However, each property includes one tenant that comprised over 75% of its respective total ABR as of December 31, 2014.

(g)
The purchase price includes $18.5 million related to our funding commitment to develop an expansion to the existing facility of Belk Inc. located in Spartanburg, South Carolina, which was completed in December 2014 (Note 4).

(h)	Represents multi-tenant properties.

(i)
The purchase price includes $9.7 million related to our funding commitment to develop an expansion to USF Holland’s facility located in Grand Rapids, Michigan, which is currently expected to be completed in the third quarter of 2015 (Note 4).

(j)	Represents an investment in a note receivable (Note 5).

CPA®:18 – Global 2014 10-K – 33

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at December 31, 2014. See Terms and Definitions below for a description of pro rata metrics and ABR.

Portfolio Diversification by Geography and Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
Midwest (a)	$14,888	21%	$14,888	25%
South (b)	11,265	16%	7,716	13%
East	2,774	4%	2,774	5%
West	396	1%	396	1%
United States Total	29,323	42%	25,774	44%
International
Norway	10,827	15%	7,983	14%
Poland	9,244	12%	4,621	8%
Croatia	6,838	10%	5,470	9%
Mauritius	5,294	7%	5,294	9%
Netherlands	4,738	7%	4,738	8%
United Kingdom (c)	3,285	5%	3,285	5%
Germany	1,601	2%	1,601	3%
International Total	41,827	58%	32,992	56%
Total	$71,150	100%	$58,766	100%

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$39,016	55%	$28,000	48%
Warehouse/Distribution	10,370	15%	10,370	18%
Retail	6,838	10%	5,470	9%
Industrial	6,347	9%	6,347	11%
Hotel	5,294	6%	5,294	9%
Multi-tenant (c)	3,285	5%	3,285	5%
	$71,150	100%	$58,766	100%
__________

(a)	Pro rata ABR for the Midwest region contains a concentration of 8% for our Solo Cup investment located in Illinois.

(b)	Pro rata ABR for the South region contains a concentration of 5% for our State Farm investment located in Texas.

(c)	Represents the multi-tenant properties within our net-lease portfolio.

CPA®:18 – Global 2014 10-K – 34

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Oil and Gas	$9,905	14%	$7,060	12%
Banking	9,103	13%	4,552	8%
Insurance	7,578	11%	4,029	7%
Grocery	6,838	10%	5,470	9%
Chemicals, Plastics, Rubber, and Glass	6,596	9%	6,596	11%
Electronics	6,325	9%	6,325	11%
Leisure, Amusement, and Entertainment	5,381	8%	5,338	9%
Automobile	3,523	5%	3,523	6%
Multi-tenant (a)	3,285	5%	3,285	6%
Mining, Metals, and Primary Metal Industries	3,199	4%	3,199	5%
Construction and Building	1,983	3%	1,983	3%
Retail Stores	1,907	3%	1,907	3%
Textiles, Leather, and Apparel	1,150	1%	1,150	2%
Telecommunications	994	1%	966	2%
Utilities	982	1%	982	2%
Transportation - Cargo	914	1%	914	1%
Other (b)	1,487	2%	1,487	3%
	$71,150	100%	$58,766	100%
__________

(a)	Represents the multi-tenant properties within our net-lease portfolio.

(b)	Includes ABR from tenants in the following industries: machinery; and business and commercial services.

Lease Expirations
(in thousands, except number of leases and percentages)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration (b)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
2015	5	$164	—%	5	$162	—%
2016	4	260	—%	4	217	—%
2017	2	215	—%	2	215	—%
2018	7	297	—%	7	272	1%
2019	6	357	1%	6	357	1%
2020	6	831	1%	6	831	1%
2021	2	241	—%	2	241	1%
2022	3	193	—%	3	193	—%
2023	9	16,745	24%	9	12,193	21%
2024	9	4,700	7%	9	4,700	8%
2025	3	5,117	7%	3	5,117	9%
2026	2	1,829	3%	2	1,829	3%
2027	7	5,052	7%	7	5,052	9%
2028	3	13,030	18%	3	6,637	11%
Thereafter	35	22,119	32%	35	20,750	35%
	103	$71,150	100%	103	$58,766	100%
__________

CPA®:18 – Global 2014 10-K – 35

(a)	Assumes tenant does not exercise renewal option.

(b)
These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent both consolidated and pro rata ABR of $3.3 million. All the years listed above include multi-tenant properties, except 2026.

Operating Properties

At December 31, 2014, our operating portfolio consisted of 14 wholly-owned self-storage properties and two multi-family properties, which had an average occupancy rate of 85% and 91%, respectively. As of December 31, 2014, our operating portfolio was comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
Florida	5	465
Georgia (a)	3	495
Texas	3	236
California	2	182
Hawaii	2	96
South Carolina	1	63
Total	16	1,537
__________

(a)	Includes our two multi-family properties.

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

Financial Highlights
(in thousands)

	Years Ended December 31,
	2014	2013 (a)
Total revenues	$54,317	$3,292
Net loss attributable to CPA®:18 – Global	(55,867)	(631)

Cash distributions paid	37,636	115

Net cash (used in) provided by operating activities	(9,914)	2,262
Net cash used in investing activities	(945,583)	(223,813)
Net cash provided by financing activities	1,282,829	330,308

Supplemental financial measures:
FFO (b)	(38,405)	68
Modified funds from (used in) operations, or MFFO (b)	20,043	(54)
__________

CPA®:18 – Global 2014 10-K – 36

(a)	We began to admit stockholders on July 25, 2013 and acquired our first investment on August 20, 2013.

(b)
We consider the performance metrics listed above, including FFO and MFFO, which are supplemental measures that are not defined by GAAP, both referred to as non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

As a result of our 2013 Acquisitions and 2014 Acquisitions, for the year ended December 31, 2014, MFFO was in an income position and GAAP losses were primarily driven by acquisition costs that were expensed.

Results of Operations

We acquired our first three investments subsequent to the second quarter of 2013. During the year ended December 31, 2014, we made 41 additional investments (Note 4).

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2014	2013	Change
Revenues
Lease revenues:
Rental income	$41,383	$3,262	$38,121
Interest income from direct financing leases	3,450	11	3,439
Total lease revenues	44,833	3,273	41,560
Other real estate income	4,743	—	4,743
Other operating income	3,473	19	3,454
Other interest income	1,268	—	1,268
	54,317	3,292	51,025
Operating Expenses
Acquisition expenses	59,225	86	59,139
Depreciation and amortization	21,981	1,314	20,667
Property expenses	7,379	121	7,258
General and administrative	4,708	783	3,925
Other real estate expenses	1,838	—	1,838
	95,131	2,304	92,827
Other Income and Expenses
Interest expense	(15,753)	(1,250)	(14,503)
Other income and (expenses)	(1,153)	32	(1,185)
	(16,906)	(1,218)	(15,688)
Loss before income taxes	(57,720)	(230)	(57,490)
Benefit from (provision for) income taxes	1,164	(11)	1,175
Net Loss	(56,556)	(241)	(56,315)
Net loss (income) attributable to noncontrolling interests	689	(390)	1,079
Net Loss Attributable to CPA®:18 – Global	$(55,867)	$(631)	$(55,236)
MFFO	$20,043	$(54)	$20,097

Lease Revenues — For the year ended December 31, 2014 as compared to 2013, lease revenues increased by $41.6 million, primarily due to lease revenues recognized from our 2014 Acquisitions of $27.2 million and the remainder due to a full-year of activity related to our 2013 Acquisitions.

CPA®:18 – Global 2014 10-K – 37

Other Real Estate Income — For the year ended December 31, 2014, other real estate income totaled $4.7 million, which was generated from the 14 self-storage properties and two multi-family properties that we acquired during 2014 (Note 4). We did not recognize any other real estate income during the year ended December 31, 2013.

Other Operating Income — For the year ended December 31, 2014, other operating income totaled $3.5 million, which was primarily related to reimbursable tenant costs from our net-leased properties. These costs are recorded as both income and property expenses. We did not recognize any significant other operating income during the year ended December 31, 2013.

Other Interest Income — For the year ended December 31, 2014, other interest income totaled $1.3 million, which related to our note receivable investment that we acquired during 2014. We did not recognize any other interest income during the year ended December 31, 2013.

Acquisition Expenses — For the year ended December 31, 2014, acquisition expenses totaled $59.2 million, most of which were related to our 2014 Acquisitions that were deemed to be business combinations. We did not incur any significant acquisition expenses during the year ended December 31, 2013 because none of our 2013 Acquisitions were deemed to be business combinations.

Depreciation and Amortization — For the year ended December 31, 2014 as compared to 2013, depreciation and amortization increased by $20.7 million, of which $15.6 million related to our 2014 Acquisitions and the remainder was due to a full-year of activity related to our 2013 Acquisitions.

Property Expenses — For the year ended December 31, 2014 as compared to 2013, property expenses increased by $7.3 million, primarily due to an increase in asset management fees and other property related expenses that are a result of the increase in our investment volume in 2014. At the advisor’s election, we settled such asset management fees in the form of shares of our Class A common stock, rather than in cash (Note 3).

General and Administrative — For the year ended December 31, 2014 as compared to 2013, general and administrative expenses increased by $3.9 million, primarily due increases in professional fees of $2.5 million and in management expenses of $0.9 million. Professional fees were primarily comprised of accounting fees, which were incurred in conjunction with our new investments and public filings, and investor relations costs. Management expenses are primarily related to the Class C shareholder servicing fee.

Interest Expense — For the year ended December 31, 2014 as compared to 2013, interest expense increased by $14.5 million, primarily as a result of mortgage financing obtained or assumed in connection with our investing activity during 2014 and 2013.

Other Income and (Expenses) — Other income and (expenses) primarily consists of the interest income we generate through our cash held at certain banking institutions, gains and losses on foreign currency transactions, and derivative instruments. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive income or loss. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the year ended December 31, 2014, other expense was $1.2 million, comprised of $4.6 million of foreign currency translation losses, partially offset by $3.2 million related to interest income earned from our cash held at certain banking institutions and a $0.2 million gain on derivatives.

We did not have any significant other income and (expenses) during the year ended December 31, 2013.

Net Loss (Income) Attributable to Noncontrolling Interests — For the year ended December 31, 2014, net loss attributable to noncontrolling interests was $0.7 million compared to net income attributable to noncontrolling interests of $0.4 million during 2013. The change from the prior year was primarily due to the $2.8 million increase of CPA®:17 – Global’s interest in the net losses generated from certain of our joint investments partially offset by an increase of $1.7 million of the available cash distribution of the Operating Partnership. As discussed in Note 3, the advisor owns a special general partner interest in our Operating Partnership entitling it to up to 10% of the available cash of our Operating Partnership, as defined.

CPA®:18 – Global 2014 10-K – 38

Net Loss Attributable to CPA®:18 – Global — For the year ended December 31, 2014 as compared to 2013, the resulting net loss attributable to CPA®:18 – Global increased by $55.2 million.

Modified Funds from (Used in) Operations — MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

For the year ended December 31, 2014, MFFO was $20.0 million compared to a negative MFFO of less than $0.1 million during 2013. The change from the prior year was primarily a result of the increase in the number of our investments during 2014 from 2013.

Financial Condition

Sources and Uses of Cash During the Year

We are currently raising capital from the sale of our Class C common stock in our initial public offering and expect to continue to invest such proceeds primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. After investing capital raised through our initial public offering, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of the proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues; the advisor’s annual election to receive fees in shares of our common stock or cash, which our board of directors must approve; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the available cash distributions to the advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our short-term and long-term liquidity needs in the future as described below. However, as we continue to invest the capital raised in our initial public offering, it may be necessary to use cash raised in that offering to fund our operating activities and distributions to our stockholders.

We qualified as a REIT beginning with the tax year ended December 31, 2013 and we are not subject to U.S. federal income taxes on amounts distributed to stockholders, provided that we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions, to increase equity in our commercial real estate through regular mortgage principal payments and to own a diversified portfolio of net-leased commercial real estate and other real estate-related assets that will increase in value. Our distributions declared through December 31, 2014 have exceeded our FFO and were paid almost entirely from offering proceeds. When we have substantially invested the net proceeds from our initial public offering, we expect that future distributions will be paid in whole or in part from FFO. Until we substantially invest the net proceeds of our initial public offering, we expect that distributions will be paid primarily from offering proceeds.

2014

Operating Activities — Net cash used in operating activities for the year ended December 31, 2014 was $9.9 million as compared to net cash provided by operating activities of $2.3 million for 2013. This change was primarily due to the increase in the number investments during 2014 that were considered to be business combinations and their related acquisition costs.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor related to asset acquisitions, and capitalized property-related costs. Net cash used in investing activities totaled $945.6 million for the year ended December 31, 2014. This was primarily the result of cash outflows related to our 2014 Acquisitions, including acquisitions of real estate and direct financing leases of $902.2 million, value added taxes of $35.5 million paid in connection with our Bank Pekao investment, and $28.0 million related to our note receivable investment. We also had cash inflows related to the $36.5 million of value added taxes refunded for our Bank Pekao and Agrokor investments.

Financing Activities — Net cash provided by financing activities totaled $1.3 billion for the year ended December 31, 2014. This was primarily due to net proceeds received from our initial public offering of $844.3 million and proceeds of $327.2 million and $105.4 million from non-recourse mortgage financings and bond financings, respectively, primarily related to the 2014 Acquisitions. We also received contributions of $117.8 million from the noncontrolling interests in our Bank Pekao and Apply AS investments held by our affiliate, CPA®:17 – Global, which was partially offset by distributions paid to noncontrolling interests of $69.8 million that primarily related to CPA®:17 – Global’s interest in the financing for the Bank

CPA®:18 – Global 2014 10-K – 39

Pekao investment. We also paid distributions of $37.6 million to our stockholders related to the fourth quarter of 2013 and the first three quarters of 2014.

2013

Operating Activities — Net cash provided by operating activities during the year ended December 31, 2013 totaled $2.3 million, primarily reflecting cash flows received for both rental income and prepaid rent that were directly related to our first three property investments, which were slightly offset by interest paid for our State Farm mortgage loan and other operating costs.

Investing Activities — Net cash used in investing activities totaled $223.8 million during the year ended December 31, 2013, related to our acquisitions of real estate and direct financing leases of $220.5 million, value added taxes paid in connection with Agrokor property investment of $2.7 million, payment of deferred acquisition fees to an affiliate of $0.4 million for the State Farm property investment, and a change in investing restricted cash of $0.2 million.

Financing Activities — Net cash provided by financing activities totaled $330.3 million during the year ended December 31, 2013, comprised of $208.3 million of net proceeds received from our initial public offering, $85.1 million of proceeds from the non-recourse mortgage related to the acquisition of properties leased to State Farm and Crowne Group Inc., contributions of $38.2 million representing the noncontrolling interest in our State Farm and Agrokor investments held by our affiliate CPA®:17 – Global, and $15.0 million of proceeds from a loan from WPC (Note 3), partially offset by the full repayment of the WPC loan, distributions to noncontrolling interests of $0.9 million, payment of deferred financing costs and mortgage deposits totaling $0.3 million, and $0.1 million of distributions we paid to stockholders.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through December 31, 2014, we have declared distributions to stockholders totaling $55.4 million, which were comprised of cash distributions of $26.0 million and $29.4 million reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment and stock purchase plan. We have determined that FFO is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Through December 31, 2014, we have not yet generated sufficient FFO to fund all of our distributions; therefore, we have funded substantially all of our cash distributions declared to date from the proceeds of our initial public offering.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the three months ended December 31, 2014, we received requests to redeem 118,086 shares of Class A common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $9.73 per share, net of redemption fees, totaling $1.1 million.

CPA®:18 – Global 2014 10-K – 40

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand, financings, and the capital we raise in our initial public offering. We have raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through March 23, 2015, as follows (in thousands):

	Funds Raised
Period	Class A	Class C	Total
Third quarter of 2013 (a)	$17,260	$3,258	$20,518
Fourth quarter of 2013	194,370	22,419	216,789
First quarter of 2014	378,185	20,786	398,971
Second quarter of 2014	375,039	23,668	398,707
Third quarter of 2014	12,556	43,044	55,600
Fourth quarter of 2014	—	52,525	52,525
January 2015	—	17,221	17,221
February 2015	—	29,274	29,274
March 1, 2015 - March 23, 2015	—	39,044	39,044
	$977,410	$251,239	$1,228,649
__________

(a)	We began admitting stockholders on July 25, 2013.

We expect to use approximately 88% of the gross proceeds raised in our initial public offering to acquire investments, assuming that we sell the maximum amount of shares both in the initial public offering and pursuant to our distribution reinvestment and stock purchase plan. The remaining portion of the proceeds will be used to pay distributions to stockholders, to pay offering fees and expenses, including the payment of fees to our dealer manager, and for the payment of fees and reimbursement of expenses to the advisor.

We expect to meet our short-term liquidity requirements generally through existing cash balances, future offering proceeds that we raise through the completion of our public offering, which is currently scheduled to be completed on or about March 27, 2015, and, if necessary, short-term borrowings. We expect that in the future, as our portfolio grows and matures, our properties will provide sufficient cash flow to cover operating expenses and the payment of stockholder distributions.

Our liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings.

CPA®:18 – Global 2014 10-K – 41

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	December 31,
	2014	2013
Carrying Value
Fixed rate	$429,251	$72,800
Variable rate:
Amount subject to floating interest rates	54,501	—
Amount subject to interest rate swaps	37,960	12,260
	92,461	12,260
	$521,712	$85,060
Percent of Total Debt
Fixed rate	82%	86%
Variable rate	18%	14%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.5%	4.5%
Variable rate	4.2%	5.6%

Cash Resources

At December 31, 2014, our cash resources consisted of cash and cash equivalents totaling $429.5 million. Of this amount, $34.0 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $188.7 million at December 31, 2014, although there can be no assurance that we would be able to obtain financing for these properties on satisfactory terms, if at all. Our cash resources may be used for future investments and can be used for working capital needs and other commitments. In addition, our board of directors and the board of directors of WPC have each approved unsecured loans to us from WPC of up to $100.0 million in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of WPC’s management. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, funding capital commitments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, and making any scheduled mortgage interest and principal payments, as well as other normal recurring operating expenses. We expect to fund $12.8 million related to capital and other lease commitments during the next 12 months.

CPA®:18 – Global 2014 10-K – 42

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$521,446	$5,079	$25,771	$25,890	$464,706
Interest on borrowings and deferred acquisition fees	164,815	21,344	42,383	40,110	60,978
Deferred acquisition fees — principal (b)	16,390	7,037	9,353	—	—
Capital commitments (c)	12,547	12,547	—	—	—
Other lease commitments (d)	5,369	225	454	457	4,233
Asset retirement obligations, net (e)	2,002	—	—	—	2,002
Organization and offering costs payable to affiliate (f)	223	223	—	—	—
	$722,792	$46,455	$77,961	$66,457	$531,919
__________

(a)
Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. Excludes $0.3 million of unamortized premium, which was included in Non-recourse debt at December 31, 2014.

(b)
Represents deferred acquisition fees due to the advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments from the date of each respective acquisition.

(c)	Capital commitments include our current USF Holland build-to-suit project of $9.7 million (Note 4) and $2.9 million related to other construction commitments.

(d)
Other lease commitments consist of rental obligations under ground leases and our share of future rents payable pursuant to our advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among WPC, the CPA® REITs, and CWI (Note 3).

(e)
Represents the future amount of obligations estimated for the removal of asbestos and environmental waste in connection with certain of our acquisitions, payable upon the retirement or sale of the assets (Note 4).

(f)
Represents the organization and offering costs incurred by the advisor for which we are liable (Note 3). The payment of such costs is contingent on the amount of offering proceeds raised over our initial offering period, which is currently expected to be completed on or about March 27, 2015.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2014, which consisted primarily of the euro and, to a lesser extent, the Norwegian krone and British pound sterling. At December 31, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:18 – Global 2014 10-K – 43

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Sellers are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations, and we frequently require sellers to address them before closing or obtain contractual protections (e.g. indemnities, cash reserves, letters of credit, or other instruments) from sellers when we acquire a property. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. With respect to our operating properties, which are not subject to net-lease arrangements, there is no tenant to provide for indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise. However, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations.

We have recorded asset retirement obligations totaling $2.0 million at December 31, 2014 for the removal of asbestos and environmental waste in connection with certain of our acquisitions.

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

Accounting for Acquisitions

In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. We determine the value of tangible assets, consisting of land and buildings, and record intangible assets, including the above- and below-market value of leases, and the value of in-place leases at their estimated fair values.

Tangible Assets

The tangible assets consist of land, building, and site improvements. The intangible assets include the above- and below- market value of the leases and the in-place lease, which includes a value for tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals, which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value. The estimated residual value of each property is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate, and deducting the estimated costs of sale.

Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property type information. Assumptions and estimates include the following:

•	a discount rate or internal rate of return;

•	the marketing period necessary to put a lease in place;

•	carrying costs during the marketing period;

CPA®:18 – Global 2014 10-K – 44

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

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we assume the exercise of such purchase option or long-term renewal options in the determination of residual value.

Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards, and based on our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

Intangible Assets

We record above- and below-market lease intangible values for acquired properties based on the present value of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated lease term, which includes any renewal options with rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers.

We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease intangibles. To determine the value of in-place lease intangibles, we consider the following:

•	estimated market rent;

•	estimated lease term, including renewal options at rental rates below estimated market rental rates;

•	estimated carrying costs of the property during a hypothetical expected lease-up period; and

•	current market conditions and costs to execute similar leases, including tenant improvement allowances and rent concessions.

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

Debt

When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium

CPA®:18 – Global 2014 10-K – 45

or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity, and the current interest rate.

Goodwill

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to our sole reporting unit in which such goodwill arose.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived and indefinite-lived assets, including goodwill, may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, a lease default by a tenant that is experiencing financial difficulty, the termination of a lease by a tenant, or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on real estate and direct financing leases. We may also incur impairment charges on marketable securities investments. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are generally ten years, but may be less if our intent is to hold a property for less than ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and the carrying amount of the residual value.

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the asset’s holding period is reduced, we record an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

Goodwill

We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations.

CPA®:18 – Global 2014 10-K – 46

The goodwill impairment test is three-step test. Step zero is a qualitative analysis whereas step one and two are quantitative. if step zero is not considered, the first step is to identify whether the value of the recorded goodwill is impaired and if it is determined that goodwill is impaired, the second step seeks to measure the amount of the impairment.

The company applied step zero to its analysis. In this step, qualitative factors are assessed to determine if it is more likely that not that the fair value of the reporting unit is less than its carrying value. In this step the macro-economic environment in which the reporting unit operates is analyzed for any significant changes such as deterioration in the market that the Company operates or overall financial performance such as declining cash flows. Also, entity specific changes are analyzed such as change in management, strategy or composition of reporting unit. If after assessing the overall macro-economic environment, it is unlikely that the fair value is less than the carrying value, steps one and two do not need to be performed.

Our annual impairment test for the goodwill recorded in our sole reporting unit is evaluated in the fourth quarter of every year.

Proposed Accounting Change

The following proposed accounting change may potentially impact our business if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The International Accounting Standards Board and Financial Accounting Standards Board have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. In May 2013, the International Accounting Standards Board and Financial Accounting Standards Board issued a revised exposure draft for public comment and the comment period ended in September 2013. As of the date of this Report, the International Accounting Standards Board and Financial Accounting Standards Board continue their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received and as of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, which are supplemental non-GAAP measures. We believe that these non-GAAP measures are useful to investors to consider because it may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a non-GAAP measure known as FFO which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are

CPA®:18 – Global 2014 10-K – 47

not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. It should be noted, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property (including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows) are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus, we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within seven years following the closing of our initial public offering, which is currently scheduled to occur on or about March 27, 2015. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly-registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental non-GAAP measure for publicly-registered, non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our initial public offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our initial public offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the

CPA®:18 – Global 2014 10-K – 48

sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge, and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the Investment Program Association’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables, and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. We account for certain of our equity investments using the hypothetical liquidation model which is based on distributable cash as defined in the operating agreement. Equity income for the period recognized under this model may be net of the equity investee’s payments of loan principal. Under GAAP, payments of loan principal do not impact net income.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow

CPA®:18 – Global 2014 10-K – 49

available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2014	2013
Net loss attributable to CPA®:18 – Global	$(55,867)	$(631)
Adjustments:
Depreciation and amortization of real property	21,980	1,309
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(4,518)	(610)
Total adjustments	17,462	699
FFO — as defined by NAREIT	(38,405)	68
Adjustments:
Acquisition expenses (a)	59,383	95
Realized losses (gains) on foreign currency, derivatives and other	4,377	(32)
Straight-line and other rent adjustments (b)	(2,480)	(394)
Unrealized losses on mark-to-market adjustments	867	—
Above- and below-market rent intangible lease amortization, net	98	(40)
Other amortization and other non-cash charges	24	67
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	(3,821)	182
Total adjustments	58,448	(122)
MFFO	$20,043	$(54)
__________

(a)
Includes Acquisition expenses and amortization of deferred acquisition fees. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to the property.

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

CPA®:18 – Global 2014 10-K – 50

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk; we are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in our investment decisions we attempt to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and our note receivable investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2014, we estimated that the total fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $2.5 million (Note 8).

At December 31, 2014, our outstanding debt bore interest at a fixed rate, or was either swapped to a fixed rate or, in the case of our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at December 31, 2014 ranged from 3.1% to 7.2%. The contractual annual interest rates on our variable-rate debt at December 31, 2014 ranged from 3.5% to 5.6%. Our debt obligations are more fully described in Note 9 and Financial Condition – Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$4,557	$5,013	$18,940	$6,265	$6,287	$387,923	$428,985	$438,068
Variable-rate debt (a)	$522	$850	$968	$968	$12,370	$76,783	$92,461	$102,509
__________
(a) Amounts are based on the exchange rate at December 31, 2014, as applicable.

At December 31, 2014, the estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or, in the case of our Norwegian investments, is inflation-linked to the Norwegian CPI, approximated their carrying values. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2014 by an aggregate increase of $31.8 million or an aggregate decrease of $34.0 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

CPA®:18 – Global 2014 10-K – 51

As more fully described under Financial Condition – Summary of Financing in Item 7 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at December 31, 2014, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own several international investments, primarily in Europe, and as a result we are subject to risk from the effects of exchange rate movements in the euro and, to a lesser extent, the Norwegian krone and British pound sterling, which may affect future costs and cash flows. Although all of our foreign investments through the fourth quarter of 2014 were conducted in these currencies, we may conduct business in other currencies in the future as we seek to invest a portion of the funds from our initial public offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out); therefore, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage and bond financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations at December 31, 2014, during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2015	2016	2017	2018	2019	Thereafter	Total
Euro (b)	$27,866	$26,702	$27,780	$27,777	$27,726	$223,040	$360,891
Norwegian krone (c)	10,923	10,932	10,928	10,928	10,923	82,665	137,299
British pound sterling (d)	3,276	3,276	3,276	3,276	2,950	13,187	29,241
	$42,065	$40,910	$41,984	$41,981	$41,599	$318,892	$527,431

Scheduled debt service payments (principal and interest) for mortgage notes and bonds denominated in Norwegian krone for our foreign operations at December 31, 2014, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt Service (a)	2015	2016	2017	2018	2019	Thereafter	Total
Euro (b)	$9,840	$10,341	$23,312	$10,165	$9,737	$101,235	$164,630
Norwegian krone (c)	3,627	3,627	3,627	3,627	3,627	104,538	122,673
British pound sterling (d)	451	448	446	446	11,843	—	13,634
	$13,918	$14,416	$27,385	$14,238	$25,207	$205,773	$300,937
__________

(a)	Amounts are based on the applicable exchange rates at December 31, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2014 of $2.0 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2014 of $0.1 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2014 of $0.2 million.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues in 2019 for the British pound sterling and after 2019 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will refinance certain of our debt obligations and/or renew the related lease, but

CPA®:18 – Global 2014 10-K – 52

there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We currently have concentrations of credit risk in our portfolio as we have a limited number of investments. We regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well-diversified and does not contain any unusual concentration of credit risks. At December 31, 2014, our net-lease portfolio, which excludes our self-storage facilities and multi-family properties, had the following significant property and lease characteristics (percentages based on the percentage of our consolidated ABR as of December 31, 2014) in excess of 10% in certain areas, as follows:

•	42% related to domestic properties, which included a concentration in Texas of 11%;

•	58% related to international properties, which included concentrations in Norway (15%), Poland (12%), and Croatia (10%);

•	55% related to office properties, 15% related to warehouse/distribution properties, and 10% related to retail properties; and

•	14% related to the oil and gas industry, 13% related to the banking industry, 11% related to the insurance industry, and 10% related to the grocery industry.

CPA®:18 – Global 2014 10-K – 53

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:18 – Global 2014 10-K – 54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Corporate Property Associates 18 – Global Incorporated:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Corporate Property Associates 18 – Global Incorporated and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
March 27, 2015

CPA®:18 – Global 2014 10-K – 55

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Investments in real estate:
Real estate, at cost	$743,735	$150,424
Operating real estate, at cost	133,596	—
Accumulated depreciation	(11,814)	(824)
Net investments in properties	865,517	149,600
Real estate under construction	2,258	—
Net investments in direct financing leases	45,582	22,064
Note receivable	28,000	—
Net investments in real estate	941,357	171,664
Cash and cash equivalents	429,548	109,061
Goodwill	9,692	—
In-place lease intangible assets, net	167,635	53,337
Other intangible assets, net	25,667	8,224
Other assets, net	41,985	13,384
Total assets	$1,615,884	$355,670
Liabilities and Equity
Liabilities:
Non-recourse debt	$430,462	$85,060
Bonds payable	91,250	—
Deferred income taxes	28,753	8,350
Prepaid and deferred rental income	13,749	3,317
Accounts payable, accrued expenses and other liabilities	13,162	1,502
Due to affiliate	20,651	5,149
Distributions payable	17,629	1,821
Total liabilities	615,656	105,199
Commitments and contingencies (Note 10)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 100,079,255 and 21,290,097 shares issued, respectively, and 99,924,009 and 21,290,097 shares outstanding, respectively	100	21
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 18,026,013 and 2,776,001 shares issued and outstanding, respectively	18	3
Additional paid-in capital	1,056,862	215,371
Distributions and accumulated losses	(111,878)	(2,567)
Accumulated other comprehensive loss	(20,941)	(94)
Less: treasury stock at cost, 155,246 and 0 shares, respectively	(1,520)	—
Total CPA®:18 – Global stockholders’ equity	922,641	212,734
Noncontrolling interests	77,587	37,737
Total equity	1,000,228	250,471
Total liabilities and equity	$1,615,884	$355,670

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2014 10-K – 56

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013
Revenues
Lease revenues:
Rental income	$41,383	$3,262
Interest income from direct financing leases	3,450	11
Total lease revenues	44,833	3,273
Other real estate income	4,743	—
Other operating income	3,473	19
Other interest income	1,268	—
	54,317	3,292
Operating Expenses
Acquisition expenses (inclusive of $38,825 and $0, respectively, to a related party)	59,225	86
Depreciation and amortization	21,981	1,314
Property expenses (inclusive of $2,635 and $117, respectively, to a related party)	7,379	121
General and administrative (inclusive of $1,084 and $226, respectively, to a related party)	4,708	783
Other real estate expenses	1,838	—
	95,131	2,304
Other Income and Expenses
Interest expense (inclusive of $151 and $36, respectively, to a related party)	(15,753)	(1,250)
Other income and (expenses)	(1,153)	32
	(16,906)	(1,218)
Loss before income taxes	(57,720)	(230)
Benefit from (provision for) income taxes	1,164	(11)
Net Loss	(56,556)	(241)
Net loss (income) attributable to noncontrolling interests (inclusive of available cash distribution to a related party of $1,778 and $92, respectively)	689	(390)
Net Loss Attributable to CPA®:18 – Global	$(55,867)	$(631)

Class A common stock
Net loss attributable to CPA®:18 – Global	$(49,494)	$(496)
Weighted-average shares outstanding	78,777,525	2,792,648
Loss per share	$(0.63)	$(0.18)

Class C common stock
Net loss attributable to CPA®:18 – Global	$(6,373)	$(135)
Weighted-average shares outstanding	8,847,966	497,725
Loss per share	$(0.72)	$(0.27)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2014 10-K – 57

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2014	2013
Net Loss	$(56,556)	$(241)
Other Comprehensive Loss
Foreign currency translation adjustments	(29,602)	156
Change in net unrealized gain (loss) on derivative instruments	1,371	(219)
	(28,231)	(63)
Comprehensive Loss	(84,787)	(304)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	689	(390)
Foreign currency translation adjustments	7,384	(31)
Comprehensive loss (income) attributable to noncontrolling interests	8,073	(421)
Comprehensive Loss Attributable to CPA®:18 – Global	$(76,714)	$(725)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2014 10-K – 58

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014 and 2013, and Period from September 7, 2012 (Inception) to December 31, 2012
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
							Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C		General
	Shares	Amount	Shares	Amount	Shares	Amount							Total
Balance at September 7, 2012 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Shares, $0.001 par value, issued to Carey REIT II, Inc. at $9.00 per share	—	—	—	—	23,222	—	209	—	—	—	209	—	209
Balance at December 31, 2012	—	—	—	—	23,222	—	209	—	—	—	209	—	209
Renaming of General Shares to Class A common stock	23,222	—	—	—	(23,222)	—	—	—	—	—	—	—	—
Shares issued, net of offering costs	21,251,565	21	2,776,001	3	—	—	215,016	—	—	—	215,040	—	215,040
Shares issued to affiliate	7,903	—	—	—	—	—	79	—	—	—	79	—	79
Stock-based compensation	7,407	—	—	—	—	—	67	—	—	—	67	—	67
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	38,169	38,169
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(853)	(853)
Distributions declared ($0.2717 and $0.2311 per share to Class A and Class C, respectively)	—	—	—	—	—	—	—	(1,936)	—	—	(1,936)	—	(1,936)
Net Loss	—	—	—	—	—	—	—	(631)	—	—	(631)	390	(241)
Other Comprehensive Loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	125	—	125	31	156
Change in unrealized loss on derivative instrument	—	—	—	—	—	—	—	—	(219)	—	(219)	—	(219)
Balance at December 31, 2013	21,290,097	21	2,776,001	3	—	—	215,371	(2,567)	(94)	—	212,734	37,737	250,471
Shares issued, net of offering costs	78,548,660	79	15,250,012	15	—	—	839,097	—	—	—	839,191	—	839,191
Shares issued to affiliate	229,387	—	—	—	—	—	2,294	—	—	—	2,294	—	2,294
Stock-based compensation	11,111	—	—	—	—	—	100	—	—	—	100	—	100
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	117,761	117,761
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(69,838)	(69,838)
Distributions declared ($0.6248 and $0.5316 per share to Class A and Class C, respectively)	—	—	—	—	—	—	—	(53,444)	—	—	(53,444)	—	(53,444)
Net Loss	—	—	—	—	—	—	—	(55,867)	—	—	(55,867)	(689)	(56,556)
Other Comprehensive Loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(22,218)	—	(22,218)	(7,384)	(29,602)
Change in net unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	1,371	—	1,371	—	1,371
Repurchase of shares	(155,246)	—	—	—	—	—	—	—	—	(1,520)	(1,520)	—	(1,520)
Balance at December 31, 2014	99,924,009	$100	18,026,013	$18	—	$—	$1,056,862	$(111,878)	$(20,941)	$(1,520)	$922,641	$77,587	$1,000,228

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2014 10-K – 59

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013
Cash Flows — Operating Activities
Net loss	$(56,556)	$(241)
Adjustments to net loss:
Depreciation and amortization, including intangible assets and deferred financing costs	23,367	1,326
Loss (gain) on foreign currency transactions and other	4,215	(19)
Straight-line rent adjustment and amortization of rent-related intangibles	(2,230)	(434)
Stock-based compensation expense	100	67
Organizational costs paid by affiliate	—	65
Deferred acquisition fees	15,547	—
Net change in operating assets and liabilities	5,643	1,498
Net Cash (Used in) Provided by Operating Activities	(9,914)	2,262

Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases, net of cash acquired	(902,189)	(220,538)
Value added taxes refunded in connection with acquisition of real estate	36,472	—
Value added taxes paid in connection with acquisition of real estate	(35,543)	(2,683)
Investment in note receivable	(28,000)	—
Change in investing restricted cash	(14,960)	(207)
Payment of deferred acquisition fees to an affiliate	(1,363)	(385)
Net Cash Used in Investing Activities	(945,583)	(223,813)

Cash Flows — Financing Activities
Proceeds from issuance of shares, net of issuance costs	844,254	208,336
Proceeds from mortgage financing	327,188	85,060
Contributions from noncontrolling interests	117,761	38,169
Proceeds from bond financing	105,408	—
Distributions to noncontrolling interests	(69,838)	(853)
Distributions paid	(37,636)	(115)
Payment of deferred financing costs and mortgage deposits	(5,182)	(289)
Receipt of tenant security deposits	4,062	—
Scheduled payments of mortgage principal	(1,668)	—
Purchase of treasury stock	(1,520)	—
Note payable proceeds from affiliate	—	15,000
Repayment of note payable to affiliate	—	(15,000)
Net Cash Provided by Financing Activities	1,282,829	330,308

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash and cash equivalents	(6,845)	95
Net increase in cash and cash equivalents	320,487	108,852
Cash and cash equivalents, beginning of year	109,061	209
Cash and cash equivalents, end of year	$429,548	$109,061

CPA®:18 – Global 2014 10-K – 60

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information
(In thousands)

	Years Ended December 31,
	2014	2013
Interest paid, net of amounts capitalized	$11,569	$1,050
Interest capitalized	$143	$—
Income taxes paid	$88	$—

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2014 10-K – 61

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Offering

Organization

CPA®:18 – Global is a publicly-owned, non-listed REIT that invests primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets, both domestically and outside the United States. As a REIT, we are not subject to U.S federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

We are a general partner and a limited partner of the Operating Partnership and own a 99.97% interest in the Operating Partnership. We conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

On August 20, 2013, we acquired our first property. At December 31, 2014, our portfolio was comprised of full or partial ownership interests in 47 properties, the majority of which were fully-occupied and triple-net leased to 73 tenants totaling 7.4 million square feet (unaudited). The remainder of our portfolio was comprised of our full ownership interests in 14 self-storage properties and two multi-family properties totaling 1.5 million square feet (unaudited).

We were formed in September 2012 and are managed by WPC through one of its subsidiaries, which is the advisor. The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations, and administrative services. W. P. Carey & Co. B.V., an affiliate of the advisor, provides asset management services with respect to our foreign investments.

Public Offering

On May 7, 2013, our Registration Statement was declared effective by the SEC under the Securities Act. The Registration Statement relates to our initial public offering of up to $1.0 billion of common stock, in any combination of Class A common stock, at a price of $10.00 per share, and Class C common stock, at a price of $9.35 per share. The Registration Statement also covers the offering of up to $400.0 million in common stock, in any combination of Class A common stock and Class C common stock, pursuant to our distribution reinvestment and stock purchase plan at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. Our initial public offering is being made on a “best efforts” basis Carey Financial and other selected dealers. The per share amount of distributions on shares of Class A and C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will be lower than distributions on shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees (Note 3).

On July 25, 2013, aggregate subscription proceeds for our Class A and Class C common stock exceeded the minimum offering amount of $2.0 million and we began to admit stockholders. On May 1, 2014, in order to moderate the pace of our fundraising, our board of directors approved the discontinuation of the sale of Class A shares as of June 30, 2014. In order to facilitate the final sales of Class A shares as of June 30, 2014 and the continued sale of Class C shares, the board of directors also approved the reallocation to our initial public offering of up to $250.0 million of the shares that were initially allocated to sales of our stock through our distribution reinvestment and stock purchase plan. In June 2014, we reallocated the full $250.0 million in shares from the distribution reinvestment and stock purchase plan. We currently intend to sell Class C common stock until March 27, 2015. Through December 31, 2014, we raised gross offering proceeds for our Class A common stock and Class C common stock of $977.4 million and $165.7 million, respectively. The gross offering proceeds raised exclude reinvested distributions through the distribution reinvestment and stock purchase plan of $17.9 million and $2.2 million for our Class A common stock and Class C common stock, respectively.

CPA®:18 – Global 2014 10-K – 62

Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

We had no operating activity prior to April 8, 2013 and acquired our first investment on August 20, 2013. As such, consolidated statements of operations and cash flows from the period of inception to December 31, 2012 have not been presented.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed to be a variable interest entity, or a VIE, and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries qualified as a VIE. All our subsidiaries are consolidated.

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

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations.

Purchase Price Allocation

When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and building site improvements. The intangible assets include the above- and below-market value of leases and the value of in-place leases, which includes the value of tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals, which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term and the estimated residual value. The estimated residual value of each

CPA®:18 – Global 2014 10-K – 63

Notes to Consolidated Financial Statements

property is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate, and deducting the estimated costs of sale. The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including the creditworthiness of the lessees, industry surveys, property type, location, and age, current lease rates relative to market lease rates, and anticipated lease duration. In the case where a tenant has a purchase option deemed to be materially favorable to the tenant or the tenant has long-term renewal options at rental rates below estimated market rental rates, we include the value of the exercise of such purchase option or long-term renewal options in its determination of residual value.

For self-storage assets, the hypothetical sales price is derived by capitalizing the estimated net operating income at the end of the expected holding period. Estimated net operating income factors in the gross potential revenue of the business less economic vacancy rates and expected operational expenses. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration. See Revenue Recognition and Depreciation below for a discussion of our significant accounting policies related to tangible assets.

We record above- and below-market lease intangible values for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period that includes renewal options that have rental rates below estimated market rental rates. We amortize the above-market lease intangible as a reduction of rental income over the contractual lease term. We amortize the below-market lease intangible as an increase to rental income over the contractual lease term and any below-market renewal periods in the respective leases. We include the value of below-market leases in Prepaid and deferred rental income in the consolidated financial statements. We include the amortization of below-market ground lease intangibles in Property expenses in the consolidated financial statements. We include the amortization of above-market ground lease intangibles in Depreciation and amortization in the consolidated financial statements.

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvement allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the value of in-place lease intangibles to expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to lease revenues, and in-place lease values to amortization expense.

When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

CPA®:18 – Global 2014 10-K – 64

Notes to Consolidated Financial Statements

Goodwill

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocated goodwill to our sole Real Estate reporting unit. In the event we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. All or a portion of the goodwill may be attributed to foreign deferred tax liabilities assumed in the business combination. The deferred tax liability results from the excess of basis under GAAP over the tax basis of the asset in the taxing jurisdiction.

Real Estate and Operating Real Estate

We carry land, buildings, and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that increase the useful life of the properties, while we expense replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets as incurred.

Real Estate Under Construction

For properties under construction, operating expenses, including interest charges and other property expenses (e.g. real estate taxes) are capitalized rather than expensed. We capitalize interest by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated qualifying expenditures for properties under construction during the period.

Note Receivable

For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans over the life of the loan. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity.

Allowance for Doubtful Accounts

We consider rents due under leases and payments under notes receivable to be past-due or delinquent when a contractually required rent, principal, or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms and the amount can be reasonably estimated.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Other Assets and Other Liabilities

We include restricted cash balances, escrow balances held by lenders, tenant receivables, deferred charges, prepaid expenses, derivative assets, and deferred tax assets in Other assets. We include derivative instruments and amounts held on behalf of tenants in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements.

Deferred Acquisition Fees Payable to Affiliate

Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates (Note 3). This fee together with its accrued interest, is payable in three equal annual installments on

CPA®:18 – Global 2014 10-K – 65

Notes to Consolidated Financial Statements

the first business day of the fiscal quarter immediately following the fiscal quarter in which an investment is made, and the first business day of the corresponding fiscal quarter in each of the subsequent two fiscal years. The timing of the payment of such fees is subject to the preferred return criterion, a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital).

Treasury Stock

Treasury stock is recorded at cost under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors.

Noncontrolling Interests

We accounted for the Special General Partner Interest as a noncontrolling interest (Note 3). The Special General Partner Interest entitles the Special General Partner to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights. Cash distributions to the Special General Partner are accounted for as an allocation to net income attributable to noncontrolling interest.

Revenue Recognition

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. For the year ended December 31, 2014, our tenants, pursuant to their lease obligations, have made direct payments to the taxing authorities of real estate taxes of approximately $3.5 million.

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included as minimum rent in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rent increases were insignificant for the periods presented.

We account for leases as operating or direct financing leases as described below:

Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4).

Direct financing method — We record leases accounted for under the direct financing method as a net investment (Note 5). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

Asset Retirement Obligations

Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

CPA®:18 – Global 2014 10-K – 66

Notes to Consolidated Financial Statements

In order to determine the fair value of the asset retirement obligations, we make certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate, and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Interest Capitalized in Connection with Real Estate Under Construction

Operating real estate is stated at cost less accumulated depreciation. Interest directly related to build-to-suit projects is capitalized. We consider a build-to-suit project as substantially completed upon the completion of improvements. If discrete portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We determine an interest rate to be applied for capitalizing interest based on the interest rate of any debt linked to the project or a blended rate of the mortgages outstanding in the company if there is no debt on the project.

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

Depreciation

We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties (not to exceed 40 years) and furniture, fixtures, and equipment (generally up to seven years). We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, a lease default by a tenant that is experiencing financial difficulty, the termination of a lease by a tenant, or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate and direct financing leases. We may also incur impairment charges on goodwill. Our policies for evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources, such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are generally ten years, but may be less if our intent is to hold a property for less than ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

CPA®:18 – Global 2014 10-K – 67

Notes to Consolidated Financial Statements

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

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable, we assess the carrying amount for recoverability and, if as a result of the decreased expected cash flows we determine that our carrying value is not fully recoverable, we record an allowance for credit losses to reflect the change in the estimate of the future cash flows that includes rent. Accordingly, the net investment balance is written down to fair value.

Note Receivable

For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans over the life of the loan. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity.

Goodwill

We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations.

The goodwill impairment test is three-step test. Step zero is a qualitative analysis whereas step one and two are quantitative. if step zero is not considered, the first step is to identify whether the value of the recorded goodwill is impaired and if it is determined that goodwill is impaired, the second step seeks to measure the amount of the impairment.

The company applied step zero to its analysis. In this step, qualitative factors are assessed to determine if it is more likely that not that the fair value of the reporting unit is less than its carrying value. In this step the macro-economic environment in which the reporting unit operates is analyzed for any significant changes such as deterioration in the market that the Company operates or overall financial performance such as declining cash flows. Also, entity specific changes are analyzed such as change in management, strategy or composition of reporting unit. If after assessing the overall macro-economic environment, it is unlikely that the fair value is less than the carrying value, steps one and two do not need to be performed.

Foreign Currency

Translation

We have interests in real estate investments primarily in Europe and the United Kingdom, for which the functional currency is either the euro, the British pound sterling, or the Norwegian krone. We perform the translation from local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from this translation as a component of Other comprehensive loss in equity. These translation gains and losses are released to net loss when we have substantially exited from all investments in the related currency.

CPA®:18 – Global 2014 10-K – 68

Notes to Consolidated Financial Statements

Transaction Gains or Losses

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction will generally be included in net income for the period in which the transaction is settled. Also, intercompany foreign currency transactions that are scheduled for settlement, consisting primarily consisting of accrued interest and the translation to the reporting currency of subordinated intercompany debt with scheduled principal payments, are included in the determination of net loss.

Intercompany foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities to the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net loss but are reported as a component of Other comprehensive loss in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2014 and 2013, we recognized net realized losses on such transactions of $0.4 million and less than $0.1 million, respectively.

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

We use the portfolio exception in Accounting Standards Codification 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

We conduct business in various states and municipalities primarily within the United States and Europe and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes and a provision for such taxes is included in the consolidated financial statements.

We elect to treat certain of our corporate subsidiaries as TRSs. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

Deferred income taxes are recorded for the corporate subsidiary TRSs and for the foreign taxes in those respective jurisdictions based on earnings reported. The current provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the

CPA®:18 – Global 2014 10-K – 69

Notes to Consolidated Financial Statements

recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (Note 12).

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, and timing differences of rent recognition and certain expense deductions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and foreign properties and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases, and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Deferred Income Taxes

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 12). In addition, deferred tax assets may arise from unutilized tax net operating losses generated in prior years. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Loss Per Share

We have a simple equity capital structure with only common stock outstanding. As a result, loss per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements. We calculate loss per share using the two-class method to reflect the different classes of our outstanding common stock. Loss per basic share of common stock is calculated by dividing Net loss attributable to CPA®:18 – Global by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the years ended December 31, 2014 and 2013, respectively. The allocation for the Class A common stock excludes the shareholder servicing fee of $0.8 million and less than $0.1 million for the years ended December 31, 2014 and 2013, respectively, that is only applicable to holders of Class C common stock (Note 3).

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

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact of ASU 2015-02 on our consolidated financial statements.

CPA®:18 – Global 2014 10-K – 70

Notes to Consolidated Financial Statements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to sales of real estate, reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective beginning in 2017 and early adoption is not permitted. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pre-tax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business, we may sell properties, which, under prior accounting guidance, would have been reported each as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for any dispositions after December 31, 2014. Consequently, individually significant operations that are sold or classified as held-for-sale during 2014 will not be reclassified to discontinued operations in the consolidated financial statements, but will be disclosed in the Notes. This ASU did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit relating to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward as a reduction to a deferred tax asset, except in certain situations. To the extent the net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the governing tax law to settle any additional income taxes that would result from the disallowance of the tax position or the governing tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not net with a deferred tax asset. ASU 2013-11 became effective for us at the beginning of 2014. The adoption of ASU 2013-11 did not have a material impact on our financial condition or results of operations.

Revision of Prior Period Financial Statements

Foreign Currency Matters - We identified an error related to the functional currency of one of our subsidiary entities, whose functional currency was incorrectly designated as the euro instead of the U.S. dollar, and as a result the applicable financial results of this entity were being translated when they should have been remeasured. The correction of this error resulted in the increase of foreign currency losses within the consolidated statement of operations of $0.2 million, $0.4 million, and $3.0 million for the three months ended March 31, 2014, June 30, 2014, and September 30, 2014, respectively, and a decrease of foreign currency losses in the consolidated statements of comprehensive loss for the same amounts.

Deferred Taxes - We identified an error related to the initial recognition of deferred tax balances related to the misinterpretation of tax requirements in the corresponding foreign jurisdictions, and as a result we did not recognize a deferred tax liability and corresponding deferred tax expense within the correct reporting period. The correction of this error resulted in the recognition of an increase to the provision for income taxes of $0.3 million for the three months ended March 31, 2014 and reduction for the same amount for the three months ended June 30, 2014. This error had no impact on the results of operations for the year ended December 31, 2014.

We performed both a qualitative and quantitative assessment of the materiality of these errors for each of the aforementioned financial periods. We concluded that the errors noted above were significant but not material to our financial position or results of operations for any of the prior periods. We determined that it is useful for the reader of the financial statements to view these adjustments in the periods in which they originated and, as such, we revised the presentation of the selected quarterly financial data for the periods noted above and will revise all future presentations of our consolidated financial statements as described in Note 14.

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans, day-to-day management, and the performance of certain administrative duties. The current advisory agreement is scheduled to expire on December 31, 2015, unless otherwise extended.

CPA®:18 – Global 2014 10-K – 71

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor and other affiliates in accordance with the terms of the related agreements (in thousands):

	Years Ended December 31,
	2014	2013
Amounts Included in the Consolidated Statements of Operations
Acquisition expenses	$38,825	$—
Asset management fees	2,635	117
Available cash distribution	1,778	92
Shareholder servicing fee	814	46
Personnel and overhead reimbursements	170	—
Interest expense on deferred acquisition fees and note payable	151	36
Stock-based compensation	100	67
Costs incurred by the advisor	—	182
Excess operating expenses charged back to the advisor	—	(69)
	$44,473	$471

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$104,117	$23,428
Current acquisition fees	3,568	4,324
Deferred acquisition fees	2,855	3,459
Offering costs	2,993	5,050
	$113,533	$36,261

	December 31,
	2014	2013
Due to Affiliate
Deferred acquisition fees, including interest	$17,525	$2,705
Accounts payable	2,702	2,406
Asset management fees payable	378	38
Reimbursable costs	46	—
	$20,651	$5,149

Organization and Offering Costs

Pursuant to the advisory agreement with the advisor, we are liable for certain expenses related to our initial public offering, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, and are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority. The advisor has agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 1.5% of the gross proceeds from the initial public offering. From inception and through December 31, 2014, the advisor has incurred organization costs and offering costs of $0.1 million and $8.0 million, respectively, on our behalf, of which we repaid $7.9 million. Organization costs were expensed as incurred and are included in General and administrative expenses in the consolidated financial statements. We recorded a liability to the advisor for the remaining unpaid offering costs based on our estimate of expected gross offering proceeds. From inception through December 31, 2014, we charged $6.1 million of deferred offering costs to stockholders’ equity. We have recorded a liability to the advisor for the remaining unpaid offering costs based on our estimate of expected gross offering proceeds.

CPA®:18 – Global 2014 10-K – 72

Notes to Consolidated Financial Statements

Loans from WPC

Our board of directors and the board of directors of WPC have approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by the advisor’s investment committee that we would not otherwise have sufficient available funds to complete, with any loans to be made solely at the discretion of the management of WPC. We did not borrow any funds from WPC during the year ended December 31, 2014 nor do we have any amounts outstanding at December 31, 2014. On August 20, 2013, our Operating Partnership borrowed $15.0 million from WPC at the aforementioned interest rate, and a maturity date of August 20, 2014. These funds were used to acquire a 50% controlling interest in a jointly-owned investment with an affiliate, which was our first investment. On October 4, 2013, this note was repaid in full with accrued interest thereon. The interest expense on this note payable to our affiliate was included in Interest expense on the consolidated financial statements.

Asset Management Fees

Pursuant to the advisory agreement, the advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. The asset management fees were payable in cash or shares of our Class A common stock at our option, upon the recommendation of the advisor. If the advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value, or, if net asset values have not yet been published, as currently is the case, $10.00 per share, which is the price at which our Class A shares were being sold in our initial public offering. For both 2013 and 2014, the advisor received its asset management fees in shares of our Class A common stock. At December 31, 2014, the advisor owned 260,512 shares, or 0.2%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Selling Commissions and Dealer Manager Fees

Pursuant to our dealer manager agreement with Carey Financial, Carey Financial receives a selling commission, depending on the class of common stock sold, of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with sales of our Class C common stock. The amount of the shareholder servicing fee is 1.0% of the selling price per share (or, once published, the amount of our net asset values) for the Class C common stock in our initial public offering. The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, equals 10.0% of the gross proceeds from our initial public offering, which we have not yet reached. The shareholder servicing fee for the years ended December 31, 2014 and 2013 was $0.8 million and less than $0.1 million, respectively, and is included in General and administrative expenses in the consolidated financial statements.

Acquisition and Disposition Fees

The advisor receives acquisition fees, a portion of which is payable upon acquisition and the payment of the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments other than those in readily-marketable real estate securities purchased in the secondary market, for which the advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements. The total acquisition fees to be paid (initial and subordinated, and including interest thereon) may not exceed 6.0% of the aggregate contract purchase price of all investments and loans.

In addition, pursuant to the advisory agreement, the advisor may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold.

CPA®:18 – Global 2014 10-K – 73

Notes to Consolidated Financial Statements

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and the other Managed REITs. The advisor allocates these expenses on the basis of our trailing four quarters of reported revenues and those of WPC and the CPA® REITs. The advisor allocates expenses to CWI based on the time incurred by its personnel.

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

Available Cash Distributions

CPA®:18 Holdings’ interest in the Operating Partnership entitles it to receive distributions of 10.0% of the available cash generated by the Operating Partnership. During the years ended December 31, 2014 and 2013, we made $1.8 million and $0.1 million of such distributions, respectively. Available cash distributions are included in Net loss (income) attributable to noncontrolling interests in the consolidated financial statements.

Stock-Based Compensation

We issued 1,851 shares Class A common stock to each of our four independent directors during the third quarter of 2014, valued at $9.00 per share, as part of their director compensation. For both of the years ended December 31, 2014 and 2013, we recognized stock-based compensation expense of $0.1 million related to shares issued to our directors.

Jointly-Owned Investments and Other Transactions with our Affiliate

At December 31, 2014, we owned interests in four jointly-owned investments, with the remaining interests held by our affiliate, CPA®:17 – Global as follows:

•	$108.3 million, of which our share was $55.2 million, or 51%, for an office facility located in Stavanger, Norway on October 31, 2014;

•	$147.9 million, of which our share was $74.0 million, or 50%, for an office facility located in Warsaw, Poland on March 31, 2014;

•	$97.0 million, of which our share was $77.6 million, or 80%, for a retail portfolio consisting of five properties located in Croatia on December 18, 2013; and

•	$115.6 million, of which our share was $57.8 million, or 50%, for an office facility located in Austin, Texas on August 20, 2013.

We consolidate all of the above joint ventures because we are either the majority equity holder and/or control the significant activities of the ventures. Additionally, no other parties, including CPA®:17 – Global, hold any rights that overcome our control. We accounts for CPA®:17 – Global’s investments as noncontrolling interests.

CPA®:18 – Global 2014 10-K – 74

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2014	2013
Land	$104,604	$36,636
Buildings	639,131	113,788
Less: Accumulated depreciation	(10,875)	(824)
	$732,860	$149,600

The impact on the carrying value of our Real estate due to the strengthening of the U.S. dollar relative to foreign currencies during the year ended December 31, 2014 was a $44.5 million decrease from December 31, 2013 to December 31, 2014.

Operating Real Estate

Operating real estate, which consists of our 14 self-storage properties and two multi-family properties, at cost, is summarized as follows (in thousands):

	December 31,
	2014	2013
Land	$28,040	$—
Buildings	105,556	—
Less: Accumulated depreciation	(939)	—
	$132,657	$—

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2014 are as follows (in thousands):

Years Ending December 31,	Total
2015	$67,598
2016	67,022
2017	68,474
2018	69,199
2019	69,437
Thereafter	542,259
Total	$883,989

2014 Acquisitions

During the year ended December 31, 2014, we acquired 54 properties leased to 70 tenants. Of these properties, 12 were deemed to be asset acquisitions, five were deemed to be direct financing leases (Note 5), and the remainder were considered to be business combinations. We also acquired a note receivable (Note 5). In connection with certain of our acquisitions during 2014, we paid value added taxes and substantially all of such payments have since been refunded to us.

Real Estate Asset Acquisitions

During the year ended December 31, 2014, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and then entered into new leases in connection with these

CPA®:18 – Global 2014 10-K – 75

Notes to Consolidated Financial Statements

acquisitions, at a total cost of $152.2 million, including lease intangibles of $29.4 million (Note 6) and acquisition-related costs and fees of $9.2 million, which were capitalized:

•	$5.9 million for a warehouse/distribution facility in Streetsboro, Ohio on January 16, 2014;

•	$5.8 million for an office building in Norcross, Georgia on February 7, 2014;

•	$8.5 million for an industrial facility in Columbus, Georgia on April 21, 2014;

•	$14.4 million for an industrial facility in Temple, Georgia, a manufacturing facility in Surprise, Arizona, and a parcel of land in Houston, Texas on May 16, 2014;

•	$7.7 million for five industrial facilities in Dallas and Fort Worth, Texas on November 14, 2014; and

•	$1.6 million for a 22-acre parcel of land in Grand Rapids, Michigan on November 21, 2014 related to a build-to-suit transaction (see Real Estate Under Construction below).

We also acquired a 51% controlling interest in a jointly-owned investment, co-owned by our affiliate, CPA®:17 – Global (Note 3), which acquired an office building in Stavanger, Norway on October 31, 2014. The property is leased to Apply AS. The jointly-owned investment acquired real estate assets and intangibles of $108.3 million, with our portion of the investment totaling $55.2 million. CPA®:17 – Global’s equity investment was $53.1 million, which we account for as a noncontrolling interest. Amounts are based on the exchange rate of the Norwegian krone at the date of acquisition. Because we acquired stock to complete the acquisition, this investment is a share transaction, and as a result, we assumed the historical tax basis of the property owned by the entity that we purchased and recorded a deferred tax liability of $12.5 million.

A portion of the transaction fees capitalized include current and deferred acquisition fees paid and payable, respectively, to the advisor (Note 3). During the year ended December 31, 2014, in connection with certain of investments listed above, we entered into mortgage loans totaling $85.0 million. At December 31, 2014, we had unfunded commitments of $1.7 million related to building improvements.

Business Combinations — Net-Leased Properties

During the year ended December 31, 2014, we acquired the following investments that were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, and expensed aggregate acquisition costs of $48.1 million, which included acquisition fees paid to the advisor (Note 3).

Albion Resorts — On December 30, 2014, we acquired a 266-room holiday resort leased to a single-tenant located in Albion, Mauritius from an unaffiliated third party for $61.7 million, which is based on the exchange rate of the euro on the date of acquisition. We acquired this property by purchasing 100% of the shares of Albion Resorts. We assumed the existing mortgages on the property totaling $19.3 million, which is based on the exchange rate of the euro on the date of acquisition (Note 9). We acquired stock to complete the acquisition, and as a result, we assumed the historical tax basis of the property owned by the entity that we purchased and recorded a deferred tax liability of $4.4 million and goodwill in the same amount.

Craigentinny — On December 22, 2014, we acquired a retail site located in Edinburgh, United Kingdom from an unaffiliated third party for $4.4 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. The retail site includes one single-tenant warehouse and one multi-tenant warehouse. We intend to engage an unaffiliated third party to act as the asset manager for this property.

Vopak — On December 17, 2014, we acquired an office building leased to Vopak and an adjacent multi-tenant high rise tower located in Rotterdam, Netherlands from an unaffiliated third party for $76.1 million, which is based on the exchange rate of the euro on the date of acquisition.

UK Auto — On November 20, 2014, we acquired two automotive dealerships sites located in Durham, United Kingdom and Dunfermline, United Kingdom from an unaffiliated third party for $10.0 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. The Durham site is leased to a single auto dealer and the Dunfermline site is leased to five auto dealers, one industrial trade park, and one service facility. We intend to engage an unaffiliated third party to act as the asset manager for these properties.

ATK — On November 13, 2014, we acquired an office building located in Plymouth, Minnesota from an unaffiliated third party for $41.0 million. The property is leased to ATK. On December 18, 2014, we entered into a mortgage loan in the amount of $27.7 million for this property (Note 9).

CPA®:18 – Global 2014 10-K – 76

Notes to Consolidated Financial Statements

MISO — On November 3, 2014, we acquired an office building located in Eagan, Minnesota from an unaffiliated third party for $14.4 million. The property is leased to MISO.

Cooper Tire — On October 31, 2014, we acquired a distribution center located in Albany, Georgia from an unaffiliated third party for $9.9 million. The property is leased to Cooper Tire. Simultaneously, we entered into a mortgage loan in the amount of $6.7 million (Note 9).

Infineon — On September 30, 2014, we acquired an office/research and development facility located in Warstein, Germany from an unaffiliated third party for $22.2 million, which is based on the exchange rate of the euro on the date of acquisition. The property is leased to Infineon. We assumed the existing mortgage on the facility for the amount of $14.4 million, which is based on the exchange rate of the euro on the date of acquisition (Note 9).

Oakbank Portfolio — On September 26, 2014, we acquired one industrial trade park located in Livingston, United Kingdom from an unaffiliated third party for a total cost of $4.1 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. The property is leased to three tenants. We have engaged an unaffiliated third party to act as the asset manager for this property. The asset manager will receive 5% of certain net-lease income related to this portfolio as a management fee and will be eligible to receive a one-time fee equal to 20% of the disposition proceeds above a 12% internal rate of return hurdle based on our initial investment. If we do not dispose of the property and trigger this one-time fee through a disposition, the asset manager may elect to receive the aforementioned one-time fee in 2019 by requesting us to perform an agreed upon valuation of the property, after which the asset manager will receive 20% of the hypothetical proceeds above a 12% internal rate of return hurdle based on our initial investment.

Truffle Portfolio — On August 19, 2014, we acquired six industrial trade parks located in Livingston, Ayr, Bathgate, Dundee, Dunfermline, and Invergordon, United Kingdom from an unaffiliated third party for a total cost of $17.6 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. These properties are leased to 24 tenants. We have engaged an unaffiliated third party to act as the asset manager for these properties. The asset manager will receive 5% of certain net-lease income related to this portfolio as a management fee and will be eligible to receive a one-time fee equal to 20% of the disposition proceeds above a 12% internal rate of return hurdle based on our initial investment. If we do not dispose of the properties and trigger this one-time fee through dispositions, the asset manager may elect to receive the aforementioned one-time fee in 2019 by requesting us to perform an agreed upon valuation of the properties, after which the asset manager will receive 20% of the hypothetical proceeds above a 12% internal rate of return hurdle based on our initial investment. On December 11, 2014, we obtained an $11.5 million mortgage loan on the Truffle and Oakbank properties, which is based on the exchange rate of the British pound sterling on the same date (Note 9).

Belk Inc. — On June 4, 2014, we acquired a fulfillment center located in Jonesville, South Carolina from an unaffiliated third party for $20.5 million. The property is leased to Belk Inc. In addition, we funded the development of an expansion of the existing facility of Belk Inc. (see Real Estate Under Construction below).

AT&T — On May 19, 2014, we acquired an industrial warehouse and the land on which the building is located in Chicago, Illinois from an unaffiliated third party for $11.6 million. The property is leased to AT&T. In accordance with GAAP, we have accounted for the land, which constituted more than 25% of the fair value of the leased property, as a business combination and the building as a direct financing lease (Note 5). On June 2, 2014, we entered into a mortgage loan in the amount of $8.0 million for this property (Note 9).

North American Lighting Inc. — On May 6, 2014, we acquired an office building located in Farmington Hills, Michigan from an unaffiliated third party for $8.4 million. The property is leased to North American Lighting Inc. Simultaneously, we entered into a mortgage loan in the amount of $7.3 million (Note 9).

Bank Pekao — On March 31, 2014, we acquired a 50% controlling interest in a jointly-owned investment, co-owned by our affiliate, CPA®:17 – Global (Note 3), which acquired the Bank Pekao office headquarters located in Warsaw, Poland from an unaffiliated third party. The jointly-owned investment acquired real estate assets and intangibles of $147.9 million, with our portion of the investment totaling $74.0 million. CPA®:17 – Global’s equity investment was $74.0 million, which we account for as a noncontrolling interest. Amounts are based on the exchange rate of the euro at the date of acquisition. We have concluded that we will consolidate this entity as we are the managing member and the non-managing member does not have substantive participating or “kick-out” rights. This office facility is subject to multiple leases, of which Bank Pekao is the largest tenant and occupies over 98% of the rental space. The rent increase is subject to Harmonized Index of Consumer Prices, which is an indicator of inflation and price stability for the European Central Bank. We recorded a deferred tax asset of $1.9 million related to this investment, which was fully offset by a valuation allowance as we currently estimate that it is more likely

CPA®:18 – Global 2014 10-K – 77

Notes to Consolidated Financial Statements

than not that we will be unable to realize this asset. On May 21, 2014, this jointly-owned investment obtained a $73.1 million mortgage loan on the property, which is based on the exchange rate of the euro on the same date (Note 9).

Siemens AS — On February 27, 2014, we acquired the office headquarters of Siemens AS, located in Oslo, Norway from an unaffiliated third party for $82.0 million, which is based on the exchange rate of the Norwegian krone on the date of acquisition. This facility consists of an office building and three underground parking floors, all of which Siemens AS leases except for a portion of the parking area. We incurred debt at closing through the issuance of privately-placed bonds indexed to inflation in the amount of $52.1 million, which is based on the exchange rate of the Norwegian krone on the date of acquisition (Note 9). Because we acquired stock to complete the acquisition, this investment is considered to be a share transaction, and as a result, we assumed the historical tax basis of the property owned by the entity that we purchased and recorded a deferred tax liability of $7.0 million and goodwill in the same amount.

Solo Cup — On February 3, 2014, we acquired a distribution center located in University Park, Illinois from an unaffiliated third party for $80.7 million. The property is leased to Solo Cup. Simultaneously, we entered into a mortgage loan in the amount of $47.3 million (Note 9).

Business Combinations — Operating Properties

During the year ended December 31, 2014, we entered into 14 self-storage investments and two multi-family investments that are considered to be operating properties, at a total cost of $146.0 million, including lease intangible assets of $13.2 million (Note 6).

Self-Storage Properties

We acquired the following self-storage properties aggregating $103.9 million during the year ended December 31, 2014, which we refer to as our 2014 Self Storage Acquisitions:

•
$11.7 million for a facility located in Kissimmee, Florida on January 22, 2014. On April 30, 2014, we acquired an additional ground lease connected to this facility for the amount of $0.2 million. On January 23, 2014, we entered into a mortgage loan in the amount of $14.5 million that we allocated between St. Petersburg and Kissimmee facilities, which are jointly and severally liable for any possible defaults on the loan (Note 9);

•	$11.5 million for a facility located in St. Petersburg, Florida on January 23, 2014;

•	$4.2 million for a facility located in Corpus Christi, Texas on July 22, 2014;

•	$5.8 million for a facility located in Kailua-Kona, Hawaii on July 31, 2014;

•	$4.5 million for a facility located in Miami, Florida on August 5, 2014;

•	$10.5 million for a facility located in Palm Desert, California on August 11, 2014;

•	$4.5 million for a facility located in Columbia, South Carolina on September 18, 2014;

•
$5.7 million for a facility located in Kailua-Kona, Hawaii on October 9, 2014. We simultaneously obtained a mortgage loan for $23.0 million, which was allocated to the six self-storage properties purchased from July 22, 2014 through October 9, 2014 as described above;

•	$4.7 million for a facility located in Pompano Beach, Florida on October 28, 2014;

•	$8.6 million for a facility located in Jensen Beach, Florida on November 13, 2014;

•	$9.9 million for a facility located in Dickinson, Texas on December 10, 2014;

•	$7.8 million for a facility located in Humble, Texas on December 15, 2014;

•	$10.0 million for a facility located in Temecula, California on December 16, 2014; and

•	$4.4 million for a facility located in Cumming, Georgia on December 17, 2014.

Multi-Family Properties

Gentry — On October 28, 2014, we acquired a 97% controlling interest in Gentry, a 227-unit multi-family property located in Atlanta, Georgia for $21.9 million. The deal was closed in partnership with two joint venture partners. One of the venture partners has been engaged to be the property manager. Simultaneously, we entered into a mortgage loan in the amount of $15.3 million (Note 9).

Dupont — On October 28, 2014, we acquired a 97% controlling interest in Dupont, a 217-unit multi-family property located in Tucker, Georgia for $20.2 million. The deal was closed in partnership with two joint venture partners. One of the venture partners has been engaged to be the property manager. Simultaneously, we entered into a mortgage loan in the amount of $14.1 million (Note 9).

CPA®:18 – Global 2014 10-K – 78

Notes to Consolidated Financial Statements

For both Dupont and Gentry, the property manager will receive 3% of certain rent collections related to these properties as a management fee. We also entered into an agreement with the second venture partner under which it will be eligible to receive a one-time fee equal to 7.5% of our “adjusted distributions” for the joint venture above an 8.5% internal rate of return hurdle based on our initial investment.

In connection with our operating property transactions, we incurred acquisition expenses totaling $8.5 million, which are included in Acquisition expenses in the consolidated financial statements.

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through December 31, 2014 (in thousands):

	2014 Business Combinations (a)
	Vopak	Bank Pekao	Siemens AS	Solo Cup	Other Business Combinations (b)	Total
Cash consideration	$76,134	$73,952	$82,019	$80,650	$337,724	$650,479
Assets acquired at fair value:
Land	$4,493	$—	$14,362	$13,748	$52,439	$85,042
Buildings	54,286	112,676	59,219	52,135	275,609	553,925
In-place lease intangible assets	16,376	23,471	10,528	15,394	42,145	107,914
Above-market rent intangible assets	1,156	3,014	—	773	3,467	8,410
Below-market ground lease intangible assets	—	9,456	—	—	—	9,456
Other assets acquired (c)	—	—	3,538	—	105	3,643
	76,311	148,617	87,647	82,050	373,765	768,390
Liabilities assumed at fair value:
Mortgages assumed	—	—	—	—	(33,758)	(33,758)
Below-market rent intangible liabilities	(177)	(713)	—	(1,400)	(1,499)	(3,789)
Above-market ground lease intangible liabilities	—	—	—	—	(133)	(133)
Deferred tax liability	—	—	(6,982)	—	(4,058)	(11,040)
Other liabilities assumed (c)	—	—	(5,628)	—	(651)	(6,279)
	(177)	(713)	(12,610)	(1,400)	(40,099)	(54,999)
Total identifiable net assets	76,134	147,904	75,037	80,650	333,666	713,391
Amounts attributable to noncontrolling interest	—	(73,952)	—	—	—	(73,952)
Goodwill	—	—	6,982	—	4,058	11,040
	$76,134	$73,952	$82,019	$80,650	$337,724	$650,479

	Vopak	Bank Pekao	Siemens AS	Solo Cup	Other Business Combinations (b)
	December 17, 2014 through December 31, 2014	March 31, 2014 through December 31, 2014	February 27, 2014 through December 31, 2014	February 3, 2014 through December 31, 2014	Respective Acquisition Dates through December 31, 2014	Total
Revenues	$217	$9,586	$5,437	$5,489	$9,872	$30,601

Net loss	$(7,864)	$(12,920)	$(6,487)	$(4,004)	$(30,101)	$(61,376)
Net loss attributable to noncontrolling interests	—	3,349	—	—	32	3,381
Net loss attributable to CPA®:18 – Global	$(7,864)	$(9,571)	$(6,487)	$(4,004)	$(30,069)	$(57,995)
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

(b)
Other business combinations include: Albion Resorts, Craigentinny, UK Auto, ATK, MISO, Cooper Tire, Gentry, Dupont, Infineon, Oakbank Portfolio, Truffle Portfolio, Belk Inc., AT&T, North American Lighting Inc., and our 2014 Self Storage Acquisitions.

CPA®:18 – Global 2014 10-K – 79

Notes to Consolidated Financial Statements

(c)
During the year ended December 31, 2014, we recorded a measurement period adjustment related to our Siemens AS purchase price allocation, which we acquired in February 2014. This adjustment, which was made as a result of new information that became available to us later in the year, included an increase of $0.7 million to both other liabilities assumed and other assets acquired. No other adjustment was needed to retrospectively record this measurement period adjustment as if the accounting was completed at the acquisition date.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the acquisitions that were deemed business combinations that we completed during the year ended December 31, 2014, and any new financings related to these acquisitions, had occurred on January 1, 2013. The pro forma information below includes all business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2013, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013
Pro forma total revenues (a)	$92,486	$72,168
Pro forma net income (loss) (b) (c)	1,261	(53,893)
Pro forma net (income) loss attributable to noncontrolling interests	(3,207)	3,769
Pro forma net loss attributable to CPA®:18 – Global	$(1,946)	$(50,124)

Pro forma loss per Class A share:
Net loss attributable to CPA®:18 – Global (d)	$(1,046)	$(49,544)
Weighted-average shares outstanding (e)	107,420,043	46,215,482
Loss per share	$(0.01)	$(1.07)

Pro forma loss per Class C share:
Net loss attributable to CPA®:18 – Global	$(900)	$(580)
Weighted-average shares outstanding (e)	8,847,966	497,725
Loss per share	$(0.10)	$(1.16)
___________

(a)	Pro forma total revenues includes revenues from lease contracts based on the terms in place at December 31, 2014 and does not include adjustments to contingent rental amounts.

(b)
During the year ended December 31, 2014, we incurred $56.6 million of acquisition expenses related to our 2014 Acquisitions that were deemed to be business combinations. The pro forma table above presents such acquisition expenses as if they were incurred on January 1, 2013.

(c)
During the year ended December 31, 2014, we incurred $1.6 million of one-time tax expenses related to our 2014 Acquisitions that were deemed to be business combinations. The pro forma table above presents such tax expenses as if they were incurred on January 1, 2013.

(d)
For the years ended December 31, 2014 and 2013, the allocation for the Class A common stock excludes the shareholder servicing fee of $0.8 million and less than $0.1 million, respectively, which is only applicable to holders of Class C common stock (Note 3).

(e)
The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our initial public offering in order to raise the funds used for our business combinations were issued on January 1, 2013. We assumed that we would have issued 43,399,504 Class A shares to raise such funds.

CPA®:18 – Global 2014 10-K – 80

Notes to Consolidated Financial Statements

2013 Acquisitions

During 2013, we entered into the following investments, which were deemed to be real estate asset acquisitions because we entered into new leases in connection with the acquisitions, at a total cost of $212.6 million, including noncontrolling interests of $77.2 million, net lease intangible assets of $60.4 million (Note 6), and acquisition-related costs and fees of $11.9 million, which were capitalized:

•
$115.6 million for a 50% controlling interest in a jointly-owned investment on August 20, 2013, co-owned by our affiliate, CPA®:17 – Global (Note 3), which acquired an office facility from State Farm located in Austin, Texas; and

•
$97.0 million for a 80% controlling interest in a jointly-owned investment on December 18, 2013, co-owned by our affiliate, CPA®:17 – Global (Note 3), which acquired a retail portfolio from Agrokor consisting of five properties located in Croatia.

In connection with certain of our acquisitions during 2013, we paid value added taxes and such payments have since been refunded to us.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2014	2013
Beginning balance	$—	$—
Capitalized funds	20,617	—
Placed into service	(18,502)	—
Capitalized interest	143	—
Ending balance	$2,258	$—

Capitalized Funds

During the year ended December 31, 2014, total capitalized funds were primarily comprised of construction draws related to the Belk Inc. and UFS Holland build-to-suit projects, both of which were initiated in 2014.

Placed Into Service

During the year ended December 31, 2014, the Belk Inc. build-to-suit project was placed into service for the amount of $18.5 million, which was then reclassified to Real estate, at cost.

Ending Balance

At December 31, 2014, we had one open build-to-suit project related to our USF Holland investment. The aggregate unfunded commitment on this remaining project totaled $9.7 million.

Asset Retirement Obligations

We have recorded asset retirement obligations totaling $2.0 million for the removal of asbestos and environmental waste in connection with certain of our acquisitions. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred. We include asset retirement obligations in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CPA®:18 – Global 2014 10-K – 81

Notes to Consolidated Financial Statements

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and our Note receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2014	2013
Minimum lease payments receivable	$86,338	$50,006
Unguaranteed residual value	45,473	22,064
	131,811	72,070
Less: unearned income	(86,229)	(50,006)
	$45,582	$22,064

At December 31, 2014, Other assets, net included $0.2 million of accounts receivable related to amounts billed under our direct financing leases. We did not have any outstanding account receivables related to our direct financing lease at December 31, 2013.

AT&T — As discussed in Note 4, on May 19, 2014, we entered into a domestic net lease financing transaction in which we acquired an industrial warehouse located in Chicago, Illinois that is leased to AT&T. The total cost of the building was $8.6 million.

Janus — On May 16, 2014, we acquired an office building and two manufacturing facilities from Janus. One property, located in Houston, Texas, was considered to be a domestic net lease financing transaction with a total cost of $1.6 million and the other two properties were considered to be real estate asset acquisitions (Note 4).

Swift Spinning Inc. — On April 21, 2014, we acquired two industrial facilities from Swift Spinning Inc. One property, located in Columbus, Georgia, was considered to be a domestic net lease financing transaction, with a total cost of $3.4 million, and the other property was considered to be a real estate asset acquisition (Note 4).

Crowne Group Inc.— On March 7, 2014, we entered into a domestic net lease financing transaction with a subsidiary of Crowne Group Inc. from which we acquired two industrial facilities located in Michigan. The total cost was $8.0 million, including land of $1.0 million, building of $6.8 million, and transaction costs of $0.2 million that were capitalized. This is a follow-on transaction to the acquisition that we completed with Crowne Group Inc. in December 2013. We amended the existing lease with Crowne Group Inc. to include the two new properties in Michigan. The amended lease now encompasses a total of five properties, all of which are leased for a 25-year term. Crowne Group Inc. will continue to serve as the guarantor under the lease.

CPA®:18 – Global 2014 10-K – 82

Notes to Consolidated Financial Statements

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2014 were as follows (in thousands):

Years Ending December 31,	Total
2015	$3,856
2016	3,885
2017	3,915
2018	3,945
2019	3,977
Thereafter	66,760
Total	$86,338

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both December 31, 2014 and 2013, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during either of the years ended December 31, 2014 or 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2014.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2014	2013	2014	2013
1	—	—	$—	$—
2	1	—	8,962	—
3	4	1	64,620	22,064
4	—	—	—	—
5	—	—	—	—
			$73,582	$22,064

Note 6. Intangible Assets and Liabilities

In connection with our acquisitions of properties (Note 4), we have recorded net lease intangibles that are being amortized over periods ranging from one year to 30 years. In addition, we have ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Below-market ground lease intangibles and above-market rent intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles are included in Prepaid and deferred rental income in the consolidated financial statements.

CPA®:18 – Global 2014 10-K – 83

Notes to Consolidated Financial Statements

In connection with our investment activity during the year ended December 31, 2014, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	11.4	$135,679
Above-market rent	13.7	11,067
Below-market ground lease	74.9	9,625
		$156,371
Amortizable Intangible Liabilities
Below-market rent	16.2	$(4,723)
Above-market ground lease	81.1	(133)
		$(4,856)

Goodwill is included in the consolidated financial statements. The following table presents a reconciliation of our goodwill (in thousands):

Total
Balance at January 1, 2014	$—
Acquisition of Siemens AS (a)	6,982
Acquisition of Albion Resorts (a)	4,058
Foreign currency translation adjustment	(1,348)
Balance at December 31, 2014	$9,692
___________

(a)	This asset represents the consideration exceeding the fair value of the identifiable assets acquired and liabilities assumed in our Siemens AS and Albion Resorts investments (Note 4).

We performed our annual test for impairment during the fourth quarter of 2014 for goodwill recorded in our sole reporting unit, and no impairment was indicated.

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$177,970	$(10,335)	$167,635	$53,832	$(495)	$53,337
Below-market ground lease	15,790	(167)	15,623	8,227	(3)	8,224
Above-market rent	10,424	(380)	10,044	—	—	—
	204,184	(10,882)	193,302	62,059	(498)	61,561
Unamortizable Intangible Assets
Goodwill	9,692	—	9,692	—	—	—
Total intangible assets	$213,876	$(10,882)	$202,994	$62,059	$(498)	$61,561

Amortizable Intangible Liabilities
Below-market rent	$(6,276)	$347	$(5,929)	$(1,647)	$40	$(1,607)
Above-market ground lease	(127)	—	(127)	—	—	—
Total intangible liabilities	$(6,403)	$347	$(6,056)	$(1,647)	$40	$(1,607)

CPA®:18 – Global 2014 10-K – 84

Notes to Consolidated Financial Statements

Net amortization of intangibles, including the effect of foreign currency translation, was $10.6 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income in the consolidated financial statements. We amortize in-place lease intangibles to Depreciation and amortization expense in the consolidated financial statements over the remaining initial term of each lease. Amortization of below-market and above-market ground lease intangibles is included in Property expenses in the consolidated financial statements.

Based on the intangible assets and liabilities recorded at December 31, 2014, scheduled annual net amortization of intangibles is as follows (in thousands):

Years Ending December 31,	Net Decrease in Rental Income	Increase to Amortization/Property Expenses	Net
2015	$98	$17,298	$17,396
2016	427	16,572	16,999
2017	370	14,865	15,235
2018	304	13,636	13,940
2019	295	13,113	13,408
Thereafter	2,621	107,647	110,268
Total	$4,115	$183,131	$187,246

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

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps (Note 8). These derivatives were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2014 and 2013. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:18 – Global 2014 10-K – 85

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31,
		2014		2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$521,712	$540,577	$85,060	$85,060
Note receivable (b)	3	28,000	28,000	—	—
Deferred acquisition fees payable (c)	3	17,525	17,520	2,705	2,705
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

(c)
We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment of 108 basis points and 75 basis points, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2014 and 2013.

Note 8. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors. We own international investments primarily in Europe and are subject to the risks associated with changing foreign currency exchange rates.

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. For a derivative designated and qualified as a net investment hedge, the effective portion of the change in its fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

CPA®:18 – Global 2014 10-K – 86

Notes to Consolidated Financial Statements

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2014 and 2013, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
Derivative Designated as Hedging Instruments		December 31,		December 31,
	Balance Sheet Location	2014	2013	2014	2013
Foreign currency forward contracts	Other assets, net	$3,664	$—	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,501)	(219)
		$3,664	$—	$(2,501)	$(219)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Interest rate swaps	$(2,282)	$(219)
Foreign currency forward contracts	3,653	—
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency forward contracts	11	—
Total	$1,382	$(219)
___________

(a)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) Reclassified from Other Comprehensive Loss on Derivatives into Income (Effective Portion)
	Location of Gain (Loss)	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Recognized in Income	2014	2013
Interest rate swaps	Interest expense	$(759)	$(1)
Foreign currency forward contracts	Other income and (expenses)	151	—
Total		$(608)	$(1)

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

CPA®:18 – Global 2014 10-K – 87

Notes to Consolidated Financial Statements

The interest rate swaps that we had outstanding on our consolidated subsidiaries at December 31, 2014 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2014 (a)
Interest rate swaps	6	USD	43,600	$(2,359)
Interest rate swaps	1	GBP	5,505	(142)
				$(2,501)
___________

(a)	Fair value amount is based on the exchange rate of the British pound sterling at December 31, 2014, as applicable.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the Norwegian krone and the British pound sterling. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2014 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2014 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts (b)	47	EUR	18,051	$2,426
Foreign currency forward contracts (c)	37	NOK	62,423	1,227
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	5	NOK	8,320	11
				$3,664
___________

(a)	Fair value amounts are based on the applicable exchange rate of the euro or the Norwegian krone, as applicable, at December 31, 2014.

(b)
On January 16, 2014, March 31, 2014, and September 17, 2014, we entered into a series of forward contracts to exchange euros for U.S. dollars for each quarter through September 2020, which was intended to protect our then-projected revenue collections against possible exchange rate fluctuations in the euro.

(c)
On February 27, 2014, September 14, 2014, and December 19, 2014, in conjunction with our Siemens AS and Apply AS investments (Note 4), we entered into a series of forward contracts to exchange Norwegian krone for U.S. dollars for each quarter through January 2020, which was intended to protect our then-projected revenue collections from this investment against possible exchange rate fluctuations in Norwegian krone.

Credit Risk-Related Contingent Features

Amounts reported in Other comprehensive loss related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At December 31, 2014, we estimate that an additional $1.4 million and $0.9 million will be reclassified as Interest expense and other income, respectively, during the next 12 months.

CPA®:18 – Global 2014 10-K – 88

Notes to Consolidated Financial Statements

We measure our credit exposure on a counterparty basis as the positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of December 31, 2014. At December 31, 2014, our total credit exposure was $3.7 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $2.4 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $2.6 million at December 31, 2014, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.7 million.

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. As of December 31, 2014, we had concentrations of credit risk in our portfolio because we had a limited number of investments. We intend to regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

For the year ended December 31, 2014, the following tenants represented 5% or more of total lease revenues:

•	State Farm (18.2%);

•	Agrokor (16.7%);

•	Bank Pekao (16.3%);

•	Solo Cup (12.2%); and

•	Siemens AS (11.1%).

CPA®:18 – Global 2014 10-K – 89

Notes to Consolidated Financial Statements

Note 9. Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $613.9 million and $119.3 million at December 31, 2014 and 2013, respectively. The following table presents a summary of the non-recourse mortgage loans on our real estate property investments (dollars in thousands):

				Carrying Amount at December 31,
Tenant	Interest Rate	Rate Type	Maturity Date	2014	2013
Infineon (a)	3.1%	Fixed	2/28/2017	$13,756	$—
Albion Resorts (a)	6.7%	Fixed	9/1/2019	3,136	—
Albion Resorts (a)	7.2%	Fixed	9/1/2019	5,592	—
Truffle/Oakbank (a) (b)	3.9%	Variable	12/11/2019	11,401	—
Albion Resorts (a)	7.0%	Fixed	1/31/2020	10,536	—
Agrokor (c)	5.8%	Fixed	12/31/2020	37,038	—
Bank Pekao (a)	3.3%	Fixed	3/10/2021	64,852	—
Dupont (a)	3.8%	Fixed	11/1/2021	14,140	—
Gentry (a)	3.8%	Fixed	11/1/2021	15,330	—
State Farm (c) (d)	4.5%	Fixed	9/10/2023	72,800	72,800
Crowne Group Inc. (b) (c)	5.6%	Variable	12/30/2023	11,980	12,260
Crowne Group Inc. (a) (b)	5.5%	Variable	12/30/2023	3,987	—
St. Petersburg/Kissimmee properties (a) (e)	4.9%	Fixed	2/1/2024	14,500	—
Automobile Protection Corporation (a) (b)	5.1%	Variable	2/5/2024	3,752	—
Solo Cup (a) (d)	5.1%	Fixed	2/6/2024	47,250	—
Swift Spinning Inc.(a)	5.0%	Fixed	5/1/2024	7,738	—
Janus (a) (b)	4.9%	Variable	5/5/2024	11,538	—
AT&T (a)	4.6%	Fixed	6/11/2024	8,000	—
Self-storage - Multiple properties (a) (f)	4.4%	Fixed	10/11/2024	23,000	—
Cooper Tire (a) (b)	4.7%	Variable	10/31/2024	6,704	—
Barnsco Inc. (a)	4.5%	Fixed	11/14/2024	5,200	—
ATK (a)	4.2%	Fixed	1/6/2025	27,650	—
North American Lighting Inc.(a)	4.8%	Fixed	5/6/2026	7,325	—
Air Enterprises (a)	5.3%	Fixed	4/1/2039	3,257	—
				$430,462	$85,060
__________

(a)
These debt instruments were entered into or assumed in conjunction with the 2014 Acquisitions as described in Note 4 and Note 5. During the year ended December 31, 2014, we capitalized $4.7 million of deferred financing costs related to these debt instruments. We amortize deferred financing costs over the term of the related debt instrument using a method which approximates the effective interest method.

(b)
These mortgage loans have variable interest rates, which have been effectively converted to fixed rates through the use of interest rate swaps (Note 8). The interest rates presented for these mortgage loans reflect interest rate swaps in effect at December 31, 2014.

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

(f)	On October 9, 2014, we obtained a mortgage loan for $23.0 million, which was allocated to the six self-storage properties purchased from July 22, 2014 through October 9, 2014 (Note 4).

CPA®:18 – Global 2014 10-K – 90

Notes to Consolidated Financial Statements

Bonds Payable

In conjunction with our Apply AS investment (Note 4), on October 31, 2014, we issued privately-placed bonds totaling $53.3 million, which is based on the exchange rate of the Norwegian krone at that date. These bonds are collateralized by the Apply AS property and have a fixed coupon of 4.4%. The bonds are coterminous with the lease and mature on October 31, 2021. Coupon payments will be made annually in arrears on October 30. At December 31, 2014, this bond had a carrying value of $48.2 million.

In conjunction with our Siemens AS investment (Note 4), on February 27, 2014, we issued privately-placed bonds totaling $52.1 million, which is based on the exchange rate of the Norwegian krone at that date. These bonds are collateralized by the Siemens AS property and have a coupon of 3.5%. The bonds are coterminous with the lease and mature on December 15, 2025. The bonds are inflation-linked to the Norwegian CPI and the annual principal balance and coupon payment will increase as that inflation index increases. During 2014, the principal balance increased by $0.7 million as a result of the Norwegian CPI fluctuation. Coupon payments will be made annually in arrears on December 15. At December 31, 2014, this bond had a carrying value of $43.1 million.

Certain of our mortgage loans and bonds have a covenant that requires compliance with a “loan to value ratio.”

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2014 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015	$5,079
2016	5,863
2017	19,908
2018	7,233
2019	18,657
Thereafter through 2039	464,706
521,446
Unamortized premium	266
Total	$521,712

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2014. The impact on the carrying value of our Non-recourse debt and bonds payable due to the strengthening of the U.S. dollar relative to foreign currencies during 2014 was a decrease of $28.8 million from December 31, 2013 to December 31, 2014.

Note 10. Commitments and Contingencies

At December 31, 2014, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business may be pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:18 – Global 2014 10-K – 91

Notes to Consolidated Financial Statements

Note 11. Loss Per Share and Equity

Loss Per Share

The following tables present loss per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2014
	Weighted-Average Shares Outstanding	Allocation of Net Loss	Loss Per Share
Class A common stock	78,777,525	$(49,494)	$(0.63)
Class C common stock	8,847,966	(6,373)	(0.72)
Net loss attributable to CPA®:18 – Global		$(55,867)

	Year Ended December 31, 2013
	Weighted-Average Shares Outstanding	Allocation of Net Loss	Loss Per Share
Class A common stock	2,792,648	$(496)	$(0.18)
Class C common stock	497,725	(135)	(0.27)
Net loss attributable to CPA®:18 – Global		$(631)

The allocation of Net loss attributable to CPA®:18 – Global is calculated based on weighted-average shares outstanding for Class A common stock and Class C common stock for each respective period. For the years ended December 31, 2014 and 2013, the allocation for the Class A common stock excludes the shareholder servicing fee of $0.8 million and less than $0.1 million, respectively, which is only applicable to holders of Class C common stock (Note 3).

Subsequent to December 31, 2014 and through March 23, 2015, we issued an additional 870,829 shares of Class A common stock and 9,240,744 shares of Class C common stock in our initial public offering.

Proceeds from certain of the shares that we sold are held in escrow and considered unsettled until such time as all contingencies have been removed and the buyer has voting rights, or approximately three days. Net cash used in financing activities for the year ended December 31, 2014 does not include $1.5 million of shares sold but not settled (net of costs).

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

	Years Ended December 31,
	2014		2013
	Class A	Class C	Class A	Class C
Ordinary income	$0.2164	$0.1841	$—	$—
Return of capital	0.4084	0.3475	0.1155	0.0982
Total distributions paid	$0.6248	$0.5316	$0.1155	$0.0982

On September 19, 2014, our board of directors declared distributions at a daily rate of $0.0016983 per share for our Class A common stock and $0.0014442 per share for our Class C common stock for the quarter ending December 31, 2014. The distributions in the amount of $17.6 million were paid on January 15, 2015 to stockholders of record on each day during the period.

On December 15, 2014, our board of directors declared distributions at a daily rate of $0.0016983 per share for our Class A common stock and $0.0014442 per share for our Class C common stock for the quarter ending March 31, 2015, payable on or about April 15, 2015 to stockholders of record on each day of the quarter.

CPA®:18 – Global 2014 10-K – 92

Notes to Consolidated Financial Statements

Distributions are declared at the discretion of our board of directors and are not guaranteed. Until we substantially invest the net proceeds of our initial public offering, we expect that distributions will be paid substantially from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

Accumulated Other Comprehensive Loss

The following table presents the components of Accumulated other comprehensive loss reflected in equity, net of tax. Amounts include our proportionate share of other comprehensive loss from our unconsolidated investments (in thousands):

	December 31,
	2014	2013
Foreign currency translation adjustments	$(22,093)	$125
Net unrealized gain (loss) on derivative instruments	1,152	(219)
Accumulated other comprehensive loss	$(20,941)	$(94)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Year Ended December 31, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(219)	$125	$(94)
Other comprehensive income (loss) before reclassifications	763	(29,602)	(28,839)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	759	—	759
Other income and (expenses)	(151)	—	(151)
Total	608	—	608
Net current-period Other comprehensive income	1,371	(29,602)	(28,231)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	7,384	7,384
Ending balance	$1,152	$(22,093)	$(20,941)

	Year Ended December 31, 2013
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(219)	156	(63)
Net current-period Other comprehensive income	(219)	156	(63)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	(31)	(31)
Ending balance	$(219)	$125	$(94)

Note 12. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.

CPA®:18 – Global 2014 10-K – 93

Notes to Consolidated Financial Statements

We conduct business in various states and municipalities, primarily within the United States and in Europe, and as a result, we file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle.

Deferred Income Taxes

Our deferred tax assets before valuation allowances were $3.9 million at December 31, 2014 and we did not have a deferred tax asset at December 31, 2013. Our deferred tax liabilities were $28.8 million and $8.4 million at December 31, 2014 and 2013, respectively. We determined that at December 31, 2014, $2.2 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes, and accordingly, a valuation allowance was established in that amount. Our deferred tax assets and liabilities at December 31, 2014 are primarily the result of temporary differences related to:

•
basis differences between tax and GAAP for real estate assets (for income tax purposes, certain acquisitions have resulted in us assuming the seller’s basis, or the carry-over basis, in assets and liabilities for tax purposes. In accordance with purchase accounting requirements under GAAP, we record all of the acquired assets and liabilities at their estimated fair values at the date of acquisition. For our subsidiaries subject to income taxes in the United States or in foreign jurisdictions, we recognize deferred income tax liabilities representing the tax effect of the difference between the tax basis and the fair value of the tangible and intangible assets recorded at the date of acquisition for GAAP.); and

•	tax net operating losses in foreign jurisdictions that may be realized in future periods if we generate sufficient taxable income.

At December 31, 2014, we had net operating losses in foreign jurisdictions of approximately $7.7 million and will begin to expire in 2015 in certain foreign jurisdictions. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

CPA®:18 – Global 2014 10-K – 94

Notes to Consolidated Financial Statements

Note 13. Segment Information

We have determined that we operate in one reportable segment, real estate ownership, with domestic and international investments. Geographic information for this segment is as follows (in thousands):

	As of and for the Year Ended December 31, 2014
	Domestic				International
	Texas	Illinois	Other Domestic	Total	Poland	Croatia	Norway	Other International (a)	Total	Total
Revenues	$8,830	$6,307	$13,905	$29,042	$9,586	$7,511	$6,560	$1,618	$25,275	$54,317
Income (loss) before income taxes	416	(4,242)	(11,782)	(15,608)	(12,920)	(1,711)	(6,291)	(21,190)	(42,112)	(57,720)
Net (income) loss attributable to noncontrolling interests	(804)	—	(1,764)	(2,568)	3,349	(397)	321	(16)	3,257	689
Net loss attributable to CPA®:18 – Global	(464)	(4,242)	(13,564)	(18,270)	(9,571)	(1,684)	(6,943)	(19,399)	(37,597)	(55,867)
Long-lived assets (b)	122,965	33,999	342,132	499,096	97,707	45,076	138,676	160,802	442,261	941,357
Non-recourse debt and bonds payable	83,226	55,250	145,674	284,150	64,852	37,039	91,250	44,421	237,562	521,712

	As of and for the Year Ended December 31, 2013
	Domestic			International
	Texas	Other Domestic	Total	Croatia	Other International (a)	Total	Total
Revenues	$2,999	$9	$3,008	$284	$—	$284	$3,292
Income (loss) before income taxes	566	(693)	(127)	(155)	52	(103)	(230)
Net (income) loss attributable to noncontrolling interests	(293)	(68)	(361)	(45)	16	(29)	(390)
Net loss (income) attributable to CPA®:18 – Global	272	(761)	(489)	(210)	68	(142)	(631)
Long-lived assets (b)	96,437	22,898	119,335	52,418	(89)	52,329	171,664
Non-recourse debt	72,800	12,260	85,060	—	—	—	85,060
___________

(a)	Other international includes the United Kingdom, the Netherlands, Germany, and Mauritius in 2014 and the Netherlands in 2013.

(b)	Consists of Net investments in real estate.

CPA®:18 – Global 2014 10-K – 95

Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2014 (a)	June 30, 2014 (a)	September 30, 2014 (a)	December 31, 2014
Revenues	$6,694	$12,647	$14,882	$20,094
Expenses	23,091	12,099	18,580	41,361
Net loss	(18,443)	(3,110)	(9,465)	(25,538)
Net loss (income) attributable to noncontrolling interests	3,773	(1,248)	(1,136)	(700)
Net loss attributable to CPA®:18 – Global	$(14,670)	$(4,358)	$(10,601)	$(26,238)

Class A common stock
Loss per share (b)	$(0.35)	$(0.05)	$(0.10)	$(0.22)
Weighted-average shares outstanding	38,001,011	77,300,223	99,007,256	99,836,316
Distributions declared per share	$0.1562	$0.1562	$0.1562	$0.1562

Class C common stock
Loss per share (b)	$(0.37)	$(0.07)	$(0.12)	$(0.25)
Weighted-average shares outstanding	3,820,432	6,126,012	9,925,481	15,376,487
Distributions declared per share	$0.1329	$0.1329	$0.1329	$0.1329

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$—	$—	$947	$2,345
Expenses	—	65	604	1,635
Net loss	—	(65)	(72)	(104)
Net income attributable to noncontrolling interests	—	—	(66)	(324)
Net loss attributable to CPA®:18 – Global	$—	$(65)	$(138)	$(428)

Class A common stock
Loss per share (b)	$—	$(2.81)	$(0.18)	$(0.03)
Weighted-average shares outstanding	—	23,222	616,292	10,469,534
Distributions declared per share	$—	$—	$0.1155	$0.1562

Class C common stock
Loss per share (b)	$—	$—	$(0.20)	$(0.05)
Weighted-average shares outstanding	—	—	149,294	1,825,374
Distributions declared per share	$—	$—	$0.0982	$0.1329
___________

(a)
As discussed in Note 2, we identified certain errors in the consolidated financial statements for the quarterly periods in 2014. As a result, we recorded revision adjustments to the amounts previously reported, which aggregated to an increase to Net loss of $0.5 million, $0.1 million, and $3.0 million; an increase to Net loss (income) attributable to noncontrolling interests of less than $0.1 million, less than $(0.1) million, and zero; an increase to Net loss attributable to CPA®:18 – Global of $0.4 million, $0.2 million, and $3.0 million; and an increase of $0.01, zero, and $0.03 to loss per share for each of Class A and Class C, for the three months ended March 31, 2014, June 30, 2014, and September 30, 2014, respectively. In our quarterly reports for the periods ending March 31, 2015, June 30, 2015, and September 30, 2015 we will revise the presentation of the periods ended March 31, 2014, June 30, 2014, and September 30, 2014 to reflect these revision adjustments.

CPA®:18 – Global 2014 10-K – 96

Notes to Consolidated Financial Statements

(b)	The sum of the quarterly Loss per share does not agree to the annual Loss per share for both 2014 and 2013 due to the issuances of our common stock that occurred during such periods.

Note 15. Subsequent Events

Subsequent to December 31, 2014 and through March 27, 2015, we purchased 11 additional properties totaling approximately $244.3 million (excluding acquisitions costs) and obtained $158.5 million of new financing related to the properties acquired in 2014 and 2015. Of these 11 properties, six are self-storage facilities, two are multi-family, two are build-to-suit projects, and one is an industrial site. The largest of these investments was our build-to-suit project for a Class-A office building, which will serve as Rabobank’s headquarters in Eindhoven, Netherlands. The total estimated project cost for this investment upon completion is approximately $85.5 million.

It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for these transactions given the short period of time between the acquisition dates and the filing of this Report.

CPA®:18 – Global 2014 10-K – 97

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014 and 2013
(in thousands)

Description	Balance at Beginning of Year	Change	Balance at End of Year
Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$—	$2,236	$2,236

Year Ended December 31, 2013
Valuation reserve for deferred tax assets	$—	$—	$—

CPA®:18 – Global 2014 10-K – 98

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation(c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Office facility in Austin, TX	$72,800	$29,215	$67,993	$—	$—	$29,215	$67,993	$97,208	$2,880	1993	Aug. 2013	40 yrs.
Retail facility in Zagreb, Croatia	8,236	—	10,828	—	(1,179)	—	9,649	9,649	293	2005	Dec. 2013	34 yrs.
Retail facility in Zagreb, Croatia	8,155	—	10,576	—	(1,229)	—	9,347	9,347	268	2006	Dec. 2013	36 yrs.
Retail facility in Zagreb, Croatia	7,999	2,264	10,676	—	(1,504)	2,000	9,436	11,436	296	2006	Dec. 2013	34 yrs.
Retail facility in Zadar, Croatia	8,991	4,320	10,536	—	(1,728)	3,815	9,313	13,128	316	2007	Dec. 2013	33 yrs.
Retail facility in Split, Croatia	3,656	—	3,161	—	(367)	—	2,794	2,794	107	2001	Dec. 2013	27 yrs.
Land in Madison, IN	426	834	—	—	—	834	—	834	—	N/A	Dec. 2013	N/A
Industrial facility in Streetsboro, OH	3,257	1,163	3,393	719	—	1,163	4,112	5,275	188	1993	Jan. 2014	21 yrs.
Warehouse/distribution facility in University Park, IL	47,250	13,748	52,135	—	—	13,748	52,135	65,883	1,752	2003	Feb. 2014	34 - 36 yrs.
Office facility in Norcross, GA	3,752	1,044	3,361	—	—	1,044	3,361	4,405	106	1999	Feb. 2014	40 yrs.
Office facility in Oslo, Norway	43,099	14,362	59,219	—	(13,707)	11,686	48,188	59,874	1,008	2013	Feb. 2014	40 yrs.
Office facility in Warsaw, Poland	64,852	—	112,676	—	(13,091)	—	99,585	99,585	1,878	2008	Mar. 2014	40 yrs.
Industrial facility in Columbus, GA	4,894	448	5,841	—	—	448	5,841	6,289	147	1995	Apr. 2014	30 yrs.
Office facility in Farmington Hills, MI	7,325	2,251	3,390	672	47	2,251	4,109	6,360	72	2001	May 2014	40 yrs.
Industrial facility in Surprise, AZ	2,322	298	2,347	—	—	298	2,347	2,645	57	1998	May 2014	35 yrs.
Industrial facility in Temple, GA	6,714	381	6,469	—	—	381	6,469	6,850	139	2007	May 2014	33 yrs.
Land in Houston, TX	1,280	1,675	—	—	—	1,675	—	1,675	—	N/A	May 2014	N/A
Land in Chicago, IL	2,024	3,036	—	—	—	3,036	—	3,036	—	N/A	May 2014	N/A
Warehouse/distribution facility in Jonesville, SC	—	2,995	14,644	18,662	—	2,995	33,306	36,301	400	1997	Jun. 2014	28 yrs.
Industrial facility in Ayr, United Kingdom	2,532	1,150	3,228	—	(312)	1,068	2,998	4,066	53	1950	Aug. 2014	15 - 32 yrs.
Industrial facility in Bathgate, United Kingdom	1,688	627	1,852	—	(177)	582	1,720	2,302	23	2009	Aug. 2014	20 - 35 yrs.
Industrial facility in Dundee, United Kingdom	1,604	384	2,305	—	(192)	357	2,140	2,497	33	2008	Aug. 2014	22 yrs.
Industrial facility in Dunfermline, United Kingdom	928	294	808	—	(79)	273	750	1,023	16	1990	Aug. 2014	13 - 35 yrs.
Industrial facility in Invergordon, United Kingdom	473	261	549	—	(57)	243	510	753	8	2006	Aug. 2014	22 yrs.

CPA®:18 – Global 2014 10-K – 99

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation(c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Livingston, United Kingdom	2,026	447	3,015	—	(247)	415	2,800	3,215	34	2008	Aug. 2014	29 yrs.
Industrial facility in Livingston, United Kingdom	2,152	—	3,360	—	(161)	—	3,199	3,199	35	1997	Sep. 2014	24 yrs.
Office facility in Warstein, Germany	13,756	281	15,671	—	(668)	270	15,014	15,284	98	2011	Sep. 2014	40 yrs.
Warehouse/distribution facility in Albany, GA	6,704	1,141	5,997	—	—	1,141	5,997	7,138	93	1977	Oct. 2014	14 yrs.
Office facility in Stavanger, Norway	48,151	8,276	80,476	—	(8,637)	7,470	72,645	80,115	305	2012	Oct. 2014	40 yrs.
Office facility in Eagan, MN	—	1,189	11,279	—	—	1,189	11,279	12,468	49	2013	Nov. 2014	40 yrs.
Office facility in Plymouth, MN	27,650	3,990	30,320	—	—	3,990	30,320	34,310	109	1982	Nov. 2014	40 yrs.
Industrial facility in Dallas, TX	1,680	512	1,283	—	—	512	1,283	1,795	7	1990	Nov. 2014	26 yrs.
Industrial facility in Dallas, TX	790	509	340	—	—	509	340	849	4	1990	Nov. 2014	20 yrs.
Industrial facility in Dallas, TX	281	128	204	—	—	128	204	332	2	1990	Nov. 2014	21 yrs.
Industrial facility in Dallas, TX	1,217	360	1,120	—	—	360	1,120	1,480	6	1990	Nov. 2014	29 yrs.
Industrial facility in Fort Worth, TX	1,232	809	671	—	—	809	671	1,480	5	2008	Nov. 2014	30 yrs.
Industrial facility in Dunfermline, United Kingdom	—	1,162	5,631	—	(60)	1,152	5,581	6,733	27	2000	Nov. 2014	23 - 31 yrs.
Industrial facility in Durham, United Kingdom	—	207	2,108	—	(21)	205	2,089	2,294	7	1998	Nov. 2014	35 yrs.
Office facility in Rotterdam, Netherlands	—	2,247	27,149	—	(765)	2,189	26,442	28,631	27	1960	Dec. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	—	2,246	27,135	—	(764)	2,187	26,430	28,617	27	1960	Dec. 2014	40 yrs.
Industrial facility in Edinburgh, United Kingdom	—	938	2,842	—	(34)	929	2,817	3,746	—	1985	Dec. 2014	35 yrs.
Hotel in Albion, Mauritius	19,264	4,047	54,927	—	(140)	4,037	54,797	58,834	—	2007	Dec. 2014	40 yrs.
	$429,160	$109,239	$659,515	$20,053	$(45,072)	$104,604	$639,131	$743,735	$10,875

CPA®:18 – Global 2014 10-K – 100

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facility in Logansport, IN	$4,437	$455	$7,689	$—	$—	$8,144	1990	Dec. 2013
Industrial facility in Madison, IN	1,911	356	3,382	—	—	3,738	2000	Dec. 2013
Industrial facility in Marion, SC	5,205	753	9,430	—	—	10,183	1968	Dec. 2013
Industrial facility in Fraser, MI	2,172	542	3,840	—	—	4,382	1984	Mar. 2014
Industrial facility in Warren, MI	1,814	429	3,231	—	—	3,660	1947	Mar. 2014
Industrial facility in Columbus, GA	2,845	488	2,947	—	1,479	4,914	1965	Apr. 2014
Industrial facility in Houston, TX	1,222	—	1,573	—	26	1,599	1973	May 2014
Warehouse/distribution facility in Chicago, IL	5,976	—	8,564	—	398	8,962	1942	May 2014
	$25,582	$3,023	$40,656	$—	$1,903	$45,582

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Operating Real Estate – Multi-Family Facilities
Tucker, GA	$14,140	$4,288	$15,201	$237	$—	$—	$4,288	$15,201	$237	$19,726	$83	2002	Oct. 2014	40 yrs.
Atlanta, GA	15,330	4,513	16,404	780	—	—	4,513	16,404	780	21,697	101	1990	Oct. 2014	38 yrs.

Operating Real Estate – Self-Storage Facilities
Kissimmee, FL	$7,000	$3,306	$7,190	$—	$—	$—	$3,306	$7,190	$—	$10,496	$198	2005	Jan. 2014	38 yrs.
St. Petersburg, FL	7,500	3,258	7,128	—	—	—	3,258	7,128	—	10,386	184	2007	Jan. 2014	40 yrs.
Corpus Christi, TX	2,725	340	3,428	—	—	—	340	3,428	—	3,768	63	1998	Jul. 2014	28 yrs.
Kailua-Kona, HI	3,770	1,356	3,699	—	—	—	1,356	3,699	—	5,055	54	1991	Jul. 2014	32 yrs.
Miami, FL	3,034	1,915	1,894	—	—	—	1,915	1,894	—	3,809	27	1986	Aug. 2014	33 yrs.
Palm Desert, CA	6,890	669	8,899	—	—	—	669	8,899	—	9,568	93	2006	Aug. 2014	40 yrs.
Columbia, SC	3,056	1,065	2,742	—	—	—	1,065	2,742	—	3,807	32	1988	Sep. 2014	27 - 30 yrs.
Kailua-Kona, HI	3,525	2,263	2,704	—	—	—	2,263	2,704	—	4,967	22	2004	Oct. 2014	32 yrs.
Pompano Beach, FL	—	700	3,436	—	—	—	700	3,436	—	4,136	24	1992	Oct. 2014	28 yrs.
Jensen Beach, FL	—	1,596	5,963	—	—	—	1,596	5,963	—	7,559	25	1989	Nov. 2014	37 yrs.
Dickinson, TX	—	1,680	7,165	—	—	—	1,680	7,165	—	8,845	14	2001	Dec. 2014	35 yrs.
Humble, TX	—	341	6,582	—	—	—	341	6,582	—	6,923	8	2009	Dec. 2014	39 yrs.
Temecula, CA	—	449	8,574	—	—	—	449	8,574	—	9,023	11	2006	Dec. 2014	37 yrs.
Cumming, GA	—	300	3,531	—	—	—	301	3,530	—	3,831	—	1994	Dec. 2014	27 yrs.
	$66,970	$28,039	$104,540	$1,017	$—	$—	$28,040	$104,539	$1,017	$133,596	$939

CPA®:18 – Global 2014 10-K – 101

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)
___________

(a)
Consists of the cost of improvements subsequent to purchase and acquisition costs, including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.

(b)
The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received and (ii) changes in foreign currency exchange rates.

(c)	A reconciliation of real estate and accumulated depreciation follows:

CPA®:18 – Global 2014 10-K – 102

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2014	2013
Beginning balance	$150,424	$—
Additions	618,248	150,403
Improvements	1,551	—
Reclassification from real estate under construction	18,502	—
Foreign currency translation adjustment	(44,990)	21
Ending balance	$743,735	$150,424

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2014	2013
Beginning balance	$824	$—
Depreciation expense	10,543	824
Foreign currency translation adjustment	(492)	—
Ending balance	$10,875	$824

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2014	2013
Beginning balance	$—	$—
Additions	133,596	—
Ending balance	$133,596	$—

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2014	2013
Beginning balance	$—	$—
Depreciation expense	939	—
Ending balance	$939	$—

At December 31, 2014, the aggregate cost of real estate we and our consolidated subsidiaries own for federal income tax purposes was $1.0 billion.

CPA®:18 – Global 2014 10-K – 103

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2014
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Financing agreement - Cipriani	10.0%	Jul. 2024	$28,000	$28,000

NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Year Ended December 31,
	2014	2013
Balance	$—	$—
Additions	28,000	—
Ending balance	$28,000	$—

CPA®:18 – Global 2014 10-K – 104

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2014 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

CPA®:18 – Global 2014 10-K – 105

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CPA®:18 – Global 2014 10-K – 106

PART IV
Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant's Form 8-A filed on June 11, 2013

3.3	Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on November 21, 2012

4.1	Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-A filed on June 11, 2013

10.1	Form of Selected Dealer Agreement	Incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on April 15, 2013

10.2	Purchase and Sale Agreement by University Cup, LLC and Cups Number One (DE) LLC, dated as of January 13, 2014	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 7, 2014

10.3	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on June 20, 2013

10.4	Amended and Restated Advisory Agreement, dated as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey’s Annual Report on Form 10-K filed on March 2, 2015

10.5	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA®:18 Holdings, LLC	Filed herewith

10.6	Asset Management Agreement, dated as of July 24, 2013, between Corporate Property Associates 18 – Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.24 to W. P. Carey’s Annual Report on Form 10-K filed on March 2, 2015

10.7	Amended and Restated Limited Liability Company Operating Agreement of SFT INS (TX) LLC, effective as of August 20, 2013	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on November 8, 2013

10.8	Framework Agreement dated December 18, 2013 among Agrokor d.d., Konzum d.d. and WPC Agro 5 d.o.o.	Incorporated by reference to Exhibit 10.1 to the registrant's current Report on Form 8-K filed on December 24, 2013

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:18 – Global 2014 10-K – 107

Exhibit No.	Description	Method of Filing
101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013, (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013, and Period from September 7, 2012 (Inception) to December 31, 2012 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV.
Filed herewith

CPA®:18 – Global 2014 10-K – 108

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated

Date:	March 27, 2015
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Chief Executive Officer and Director	March 27, 2015
Trevor P. Bond	(Principal Executive Officer)

/s/ Catherine D. Rice	Chief Financial Officer	March 27, 2015
Catherine D. Rice	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 27, 2015
Hisham A. Kader	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	March 27, 2015
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 27, 2015
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 27, 2015
Richard J. Pinola

/s/ James D. Price	Director	March 27, 2015
James D. Price

CPA®:18 – Global 2014 10-K – 109

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant's Form 8-A filed on June 11, 2013

3.3	Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on November 21, 2012

4.1	Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-A filed on June 11, 2013

10.1	Form of Selected Dealer Agreement	Incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-11 (File No. 333-185111) filed on April 15, 2013

10.2	Purchase and Sale Agreement by University Cup, LLC and Cups Number One (DE) LLC, dated as of January 13, 2014	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 7, 2014

10.3	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on June 20, 2013

10.4	Amended and Restated Advisory Agreement, dated as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey’s Annual Report on Form 10-K filed on March 2, 2015

10.5	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA®:18 Holdings, LLC	Filed herewith

10.6	Asset Management Agreement, dated as of July 24, 2013, between Corporate Property Associates 18 – Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.24 to W. P. Carey’s Annual Report on Form 10-K filed on March 2, 2015

10.7	Amended and Restated Limited Liability Company Operating Agreement of SFT INS (TX) LLC, effective as of August 20, 2013	Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on November 8, 2013

10.8	Framework Agreement dated December 18, 2013 among Agrokor d.d., Konzum d.d. and WPC Agro 5 d.o.o.	Incorporated by reference to Exhibit 10.1 to the registrant's current Report on Form 8-K filed on December 24, 2013

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013, (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013, and Period from September 7, 2012 (Inception) to December 31, 2012 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV.
Filed herewith