Form 10-Q
period 2015-03-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2015-05-15
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Registrant has 101,600,725 shares of Class A common stock, $0.001 par value, and 29,066,610 shares of Class C common stock, $0.001 par value, outstanding at May 8, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 27, 2015, or the 2014 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

                                                    CPA®:18 – Global 03/31/2015 10-Q – 1

PART I
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Investments in real estate:
Real estate, at cost	$705,283	$743,735
Operating real estate, at cost	233,983	133,596
Accumulated depreciation	(17,253)	(11,814)
Net investments in properties	922,013	865,517
Real estate under construction (inclusive of $21,773 and $0, respectively, attributable to variable interest entities, or VIEs)	42,501	2,258
Net investments in direct financing leases	45,588	45,582
Note receivable	28,000	28,000
Net investments in real estate	1,038,102	941,357
Cash and cash equivalents (inclusive of $8,696 and $0, respectively, attributable to variable interest entities, or VIEs)	539,094	429,548
In-place lease intangible assets, net	159,320	167,635
Other intangible assets, net	23,017	25,667
Goodwill	8,770	9,692
Other assets, net (inclusive of $2,787 and $0, respectively, attributable to VIEs)	38,530	41,985
Total assets	$1,806,833	$1,615,884
Liabilities and Equity
Liabilities:
Non-recourse debt	$578,973	$430,462
Bonds payable	84,112	91,250
Deferred income taxes	26,220	28,753
Accounts payable, accrued expenses and other liabilities (inclusive of $411 and $0, respectively, attributable to VIEs)	33,525	26,911
Due to affiliate	24,751	20,651
Distributions payable	18,666	17,629
Total liabilities	766,247	615,656
Commitments and contingencies (Note 11)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 101,043,119 and 100,079,255 shares issued, respectively; and 100,713,608 and 99,924,009 shares outstanding, respectively	101	100
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 28,667,196 and 18,026,013 shares issued, respectively; and 28,662,440 and 18,026,013 shares outstanding, respectively	29	18
Additional paid-in capital	1,161,196	1,056,862
Distributions and accumulated losses	(141,809)	(111,878)
Accumulated other comprehensive loss	(46,476)	(20,941)
Less: treasury stock at cost 334,267 and 155,246 shares, respectively	(3,222)	(1,520)
Total CPA®:18 – Global stockholders’ equity	969,819	922,641
Noncontrolling interests	70,767	77,587
Total equity	1,040,586	1,000,228
Total liabilities and equity	$1,806,833	$1,615,884
See Notes to Consolidated Financial Statements.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Lease revenues:
Rental income	$17,089	$5,659
Interest income from direct financing leases	1,019	552
Total lease revenues	18,108	6,211
Other real estate income	6,133	421
Other operating income	2,231	62
Other interest income	700	—
	27,172	6,694
Operating Expenses
Depreciation and amortization	12,119	2,715
Acquisition expenses (inclusive of $5,462 and $15,872, respectively, to a related party)	6,600	18,994
Property expenses (inclusive of $1,417 and $331, respectively, to a related party)	3,917	627
Other real estate expenses	2,593	117
General and administrative (inclusive of $658 and $104, respectively, to a related party)	1,884	638
	27,113	23,091
Other Income and Expenses
Interest expense (inclusive of $77 and $20, respectively, to a related party)	(7,138)	(2,076)
Other (expenses) and income	(2,498)	54
	(9,636)	(2,022)
Loss before income taxes	(9,577)	(18,419)
Provision for income taxes	(327)	(24)
Net Loss	(9,904)	(18,443)
Net (income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $894 and $69, respectively)	(1,361)	3,773
Net Loss Attributable to CPA®:18 – Global	$(11,265)	$(14,670)

Class A common stock
Net loss attributable to CPA®:18 – Global	$(8,807)	$(13,250)
Weighted-average shares outstanding	100,642,226	38,001,011
Loss per share	$(0.09)	$(0.35)
Distributions Declared Per Share	$0.1562	$0.1562

Class C common stock
Net loss attributable to CPA®:18 – Global	$(2,458)	$(1,420)
Weighted-average shares outstanding	22,381,181	3,820,432
Loss per share	$(0.11)	$(0.37)
Distributions Declared Per Share	$0.1329	$0.1329

See Notes to Consolidated Financial Statements.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net Loss	$(9,904)	$(18,443)
Other Comprehensive Loss
Foreign currency translation adjustments	(33,629)	(285)
Change in net unrealized gain (loss) on derivative instruments	2,026	(663)
	(31,603)	(948)
Comprehensive Loss	(41,507)	(19,391)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(1,361)	3,773
Foreign currency translation adjustments	6,068	324
Comprehensive loss attributable to noncontrolling interests	4,707	4,097
Comprehensive Loss Attributable to CPA®:18 – Global	$(36,800)	$(15,294)

See Notes to Consolidated Financial Statements.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2015 and 2014
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount							Total
Balance at January 1, 2015	99,924,009	$100	18,026,013	$18	$1,056,862	$(111,878)	$(20,941)	$(1,520)	$922,641	$77,587	$1,000,228
Shares issued, net of offering costs	833,103	1	10,641,183	11	103,027	—	—	—	103,039	—	103,039
Shares issued to affiliate	130,761	—	—	—	1,307	—	—	—	1,307	—	1,307
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	646	646
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,759)	(2,759)
Distributions declared ($0.1562 and $0.1329 per share to Class A and Class C, respectively)	—	—	—	—	—	(18,666)	—	—	(18,666)	—	(18,666)
Net Loss	—	—	—	—	—	(11,265)	—	—	(11,265)	1,361	(9,904)
Other Comprehensive Loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(27,561)	—	(27,561)	(6,068)	(33,629)
Change in net unrealized gain on derivative instruments	—	—	—	—	—	—	2,026	—	2,026	—	2,026
Repurchase of shares	(174,265)	—	(4,756)	—	—	—	—	(1,702)	(1,702)	—	(1,702)
Balance at March 31, 2015	100,713,608	$101	28,662,440	$29	$1,161,196	$(141,809)	$(46,476)	$(3,222)	$969,819	$70,767	$1,040,586

Balance at January 1, 2014	21,290,097	$21	2,776,001	$3	$215,371	$(2,567)	$(94)	$—	$212,734	$37,737	$250,471
Shares issued, net of offering costs	38,003,231	38	2,218,382	2	359,512	—	—	—	359,552	—	359,552
Shares issued to affiliate	21,540	—	—	—	215	—	—	—	215	—	215
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	95,889	95,889
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(8,357)	(8,357)
Distributions declared ($0.1562 and $0.1329 per share to Class A and Class C, respectively)	—	—	—	—	—	(6,259)	—	—	(6,259)	—	(6,259)
Net Loss	—	—	—	—	—	(14,670)	—	—	(14,670)	(3,773)	(18,443)
Other Comprehensive Loss:
Foreign currency translation adjustments	—	—	—	—	—	—	39	—	39	(324)	(285)
Change in net unrealized loss on derivative instruments	—	—	—	—	—	—	(663)	—	(663)	—	(663)
Balance at March 31, 2014	59,314,868	$59	4,994,383	$5	$575,098	$(23,496)	$(718)	$—	$550,948	$121,172	$672,120

See Notes to Consolidated Financial Statements.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows — Operating Activities
Net Cash Provided by (Used in) Operating Activities	$9,586	$(131)

Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases, net of cash acquired	(147,423)	(350,937)
Change in investing restricted cash	7,884	(5,707)
Value added taxes paid in connection with acquisition of real estate	(2,564)	(34,071)
Funding for build-to-suit projects	(2,137)	—
Payment of deferred acquisition fees to an affiliate	(1,069)	(644)
Value added taxes refunded in connection with acquisition of real estate	—	2,672
Net Cash Used in Investing Activities	(145,309)	(388,687)

Cash Flows — Financing Activities
Proceeds from issuance of shares, net of issuance costs	104,920	357,447
Proceeds from mortgage financing	185,616	115,883
Scheduled payments of mortgage principal	(18,295)	(328)
Distributions paid	(17,631)	(1,821)
Distributions to noncontrolling interests	(2,759)	(8,357)
Payment of deferred financing costs and mortgage deposits	(2,562)	(1,794)
Purchase of treasury stock	(1,702)	—
Contributions from noncontrolling interests	646	95,889
Receipt of tenant security deposits	7	4,072
Proceeds from bond financing	—	52,066
Net Cash Provided by Financing Activities	248,240	613,057

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	(2,971)	299
Net increase in cash and cash equivalents	109,546	224,538
Cash and cash equivalents, beginning of period	429,548	109,061
Cash and cash equivalents, end of period	$539,094	$333,599

See Notes to Consolidated Financial Statements.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed in 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the United States. As a REIT, we are not subject to U.S federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership, and at March 31, 2015 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of our sponsor, W. P. Carey Inc., or WPC.

At March 31, 2015, the majority of our portfolio was comprised of full or partial ownership interests in 49 properties, the majority of which were fully-occupied and triple-net leased to 77 tenants totaling 7.8 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 20 self-storage properties and five multi-family properties totaling 2.6 million square feet.

We are managed by WPC through one of its subsidiaries, which is the advisor. The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations, and administrative services. W. P. Carey & Co. B.V., an affiliate of the advisor, provides asset management services with respect to our foreign investments.

Public Offering

On May 7, 2013, our registration statement on Form S-11 (File No. 333-185111), or the Registration Statement, was declared effective by the SEC under the Securities Act of 1933, or the Securities Act, and we commenced our initial public offering of up to $1.4 billion in shares of our common stock, in any combination of Class A and Class C shares, including $150.0 million in shares of common stock through our distribution reinvestment and stock purchase plan, or DRIP, at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. The per share amount of distributions on shares of Class A and C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will be lower than distributions on shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees (Note 4).

We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. We closed our offering on April 2, 2015. Through March 31, 2015, we raised gross offering proceeds for our Class A common stock and Class C common stock of $977.4 million and $264.9 million, respectively. The gross offering proceeds raised exclude reinvested distributions through the DRIP of $25.9 million and $3.5 million for our Class A common stock and Class C common stock, respectively.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Revision of Prior Period Financial Statements

Description of the Errors and Revisions

In the course of preparing our consolidated financial statements for the 2014 Annual Report, we discovered an error related to our accounting for a subsidiary’s functional currency, which was incorrectly designated as the euro instead of the U.S. dollar, and as a result the applicable financial results of this entity were being translated when they should have been remeasured. The correction of this error resulted in the increase of foreign currency losses within the consolidated statement of operations and a decrease of foreign currency losses in the consolidated statements of comprehensive loss for the same amounts. We concluded that these revision adjustments, summarized in the tables below, were not material to our financial position or results of operations the prior period presented and revised the prior period presented herein to reflect the correction of this error.

We corrected this error, and one other error previously recorded as an out-of-period adjustment, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior period presented herein have been revised for the correction of such errors as follows (in thousands, except share and per share amounts):

Consolidated Statement of Operations

	Three Months Ended March 31, 2014
	As Reported	Revisions	As Revised
Revenues
Total revenues	$6,694	$—	$6,694
Operating Expenses
Total operating expenses	23,091	—	23,091
Other Income and Expenses
Other income and (expenses) (b)	230	(176)	54
	(1,846)	(176)	(2,022)
Loss before income taxes	(18,243)	(176)	(18,419)
Benefit from (provision for) income taxes (a)	263	(287)	(24)
Net Loss	(17,980)	(463)	(18,443)
Net loss attributable to noncontrolling interests (a)	3,743	30	3,773
Net Loss Attributable to CPA®:18 – Global	$(14,237)	$(433)	$(14,670)

Class A common stock
Net loss attributable to CPA®:18 – Global	$(12,856)	$(394)	$(13,250)
Weighted-average shares outstanding	38,001,011	—	38,001,011
Loss per share	$(0.34)	$(0.01)	$(0.35)

Class C common stock
Net loss attributable to CPA®:18 – Global	$(1,381)	$(39)	$(1,420)
Weighted-average shares outstanding	3,820,432	—	3,820,432
Loss per share	$(0.36)	$(0.01)	$(0.37)

                                                    CPA®:18 – Global 03/31/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Comprehensive Loss

	Three Months Ended March 31, 2014
	As Reported	Revisions	As Revised
Net Loss (a) (b)	$(17,980)	$(463)	$(18,443)
Other Comprehensive Loss
Foreign currency translation adjustments (b)	(461)	176	(285)
Change in net unrealized loss on derivative instruments	(663)	—	(663)
	(1,124)	176	(948)
Comprehensive Loss	(19,104)	(287)	(19,391)

Amounts Attributable to Noncontrolling Interests
Net loss (a)	3,743	30	3,773
Foreign currency translation adjustments	324	—	324
Comprehensive loss attributable to noncontrolling interests	4,067	30	4,097
Comprehensive Loss Attributable to CPA®:18 – Global	$(15,037)	$(257)	$(15,294)

Consolidated Statement of Equity

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses (a) (b)	Accumulated Other Comprehensive Loss (b)	Total CPA®:18 – Global Stockholders	Noncontrolling Interests (a)
	Common Stock
	Class A		Class C
Balance at March 31, 2014	Shares	Amount	Shares	Amount						Total
As Reported	59,314,868	$59	4,994,383	$5	$575,098	$(23,063)	$(894)	$551,205	$121,202	$672,407
Revisions	—	—	—	—	—	(433)	176	(257)	(30)	(287)
As Revised	59,314,868	$59	4,994,383	$5	$575,098	$(23,496)	$(718)	$550,948	$121,172	$672,120
___________

(a)
In connection with the error identified above, we also made an adjustment to reflect the correction of one other out-of-period adjustment that was identified during 2014 and recorded this adjustment in the prior period presented. This adjustment related to the initial recognition of deferred tax balances related to the misinterpretation of tax requirements in the corresponding foreign jurisdictions, and as a result we did not recognize a deferred tax liability and corresponding deferred tax expense within the correct reporting period.

(b)	These adjustments are the result of the error we identified related to foreign currency matters, as discussed above.

Statement of Cash Flows

These revisions had no net impact on Net cash used in operating activities, Net cash used in investing activities, or Net cash provided by financing activities in the statement of cash flows for the three months ended March 31, 2014.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States, or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2014, which are included in the 2014 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed to be a VIE, and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed an analysis on all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that one of our subsidiaries qualified as a VIE. All of our subsidiaries are consolidated.

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

                                                    CPA®:18 – Global 03/31/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30).  ASU 2015-03, changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2015, the Financial Accounting Standards Board issued a proposed ASU to defer the effective date of ASU 2014-09 by one year. Under the proposal, ASU 2014-09 would be effective beginning in 2018, and early adoption is permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Note 4. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans, day-to-day management, and the performance of certain administrative duties. The current advisory agreement is scheduled to expire on December 31, 2015 and is scheduled to renew annually thereafter with our approval.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor and other affiliates in accordance with the terms of the related agreements (in thousands):

	Three Months Ended March 31,
	2015	2014
Amounts Included in the Consolidated Statements of Operations
Acquisition expenses	$5,462	$15,872
Asset management fees	1,417	331
Available Cash Distribution	894	69
Shareholder servicing fee	500	88
Personnel and overhead reimbursements	158	16
Interest expense on deferred acquisition fees	77	20
	$8,508	$16,396

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$3,678	$38,670
Current acquisition fees	3,466	484
Deferred acquisition fees	2,773	798
Offering costs	453	471
	$10,370	$40,423

	March 31, 2015	December 31, 2014
Due to Affiliate
Deferred acquisition fees, including interest	$18,947	$17,525
Current acquisition fees	3,636	—
Accounts payable	874	2,702
Reimbursable costs	806	46
Asset management fees payable	488	378
	$24,751	$20,651

Organization and Offering Costs

Pursuant to the advisory agreement with the advisor, we are liable for certain expenses related to our initial public offering, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, and are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial LLC, or Carey Financial, our dealer manager and an affiliate of our advisor, or selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor has agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 1.5% of the gross proceeds from the initial public offering. From inception and through March 31, 2015, the advisor has incurred organization and offering costs of $8.5 million on our behalf, of which we repaid $8.4 million. We recorded a liability to the advisor for the remaining unpaid offering costs based on our estimate of expected gross offering proceeds. From inception and through March 31, 2015, we charged $8.1 million of deferred offering costs to stockholder’s equity.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Loans from WPC

Our board of directors and the board of directors of WPC have approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by the advisor’s investment committee that we would not otherwise have sufficient available funds to complete, with any loans to be made solely at the discretion of the management of WPC. We did not borrow any funds from WPC during the three months ended March 31, 2015 and 2014 nor did we have any amounts outstanding at March 31, 2015 and December 31, 2014.

Asset Management Fees

Pursuant to the advisory agreement, the advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. The asset management fees are payable in cash or shares of our Class A common stock at our option, after consultation with of the advisor. If the advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or, if net asset values have not yet been published, as currently is the case, $10.00 per share, which is the price at which our Class A shares were being sold in our initial public offering. For 2015, we elected to pay the advisor in shares of our Class A common stock. For both the three months ended March 31, 2015 and 2014, the advisor received its asset management fees in shares of our Class A common stock. At March 31, 2015, the advisor owned 391,273 shares, or 0.4%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Selling Commissions and Dealer Manager Fees

Pursuant to our dealer manager agreement with Carey Financial, Carey Financial received a selling commission, depending on the class of common stock sold, of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively. These amounts were recorded in Additional paid-in capital in the consolidated financial statements.

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class C common stock, which it may reallow to selected dealers. The amount of the shareholder servicing fee is 1.0% of the selling price per share (or, once published, the amount of our net asset values) for the Class C common stock in our initial public offering. The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, equals 10.0% of the gross proceeds from our initial public offering, which we have not yet reached. The shareholder servicing fee for the three months ended March 31, 2015 and 2014 was $0.5 million and $0.1 million, respectively, and is included in General and administrative expenses in the consolidated financial statements.

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

                                                    CPA®:18 – Global 03/31/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and other publicly-owned, non-listed REITs that are managed by the advisor, including Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and, together with us, as the CPA® REITs, and Carey Watermark Investors Incorporated, or CWI. The advisor allocates these expenses to us based on the average of the trailing four quarters of reported revenues of WPC, the CPA® REITs, and CWI.

We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions and dispositions. Under the revised advisory agreement, in 2015 and 2016, the amount of personnel costs excluding costs related to the advisor’s legal transaction group allocated to us is capped at 2.4% and 2.2%, respectively, of pro rata lease revenues for each year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to the legal transactions group are based on a schedule of expenses for different types of transactions, including 0.25% of the total investment cost of an acquisition. Personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

Excess Operating Expenses

The advisory agreement provides that, for any four trailing quarters (with quoted variables as defined in the advisory agreement), “operating expenses” may not exceed the greater of 2.0% of our “average invested assets” or 25.0% of our “adjusted net income.” For the most recent four trailing quarters, our operating expenses were below the 2.0%/25.0% threshold.

Available Cash Distributions

CPA®:18 Holdings’ interest in the Operating Partnership entitles it to receive distributions of 10.0% of the available cash generated by the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. During the three months ended March 31, 2015 and 2014, we made $0.9 million and $0.1 million of such distributions, respectively. Available cash distributions are included in Net (income) loss attributable to noncontrolling interests in the consolidated financial statements.

Jointly-Owned Investments and Other Transactions with our Affiliate

At March 31, 2015, we owned interests in four jointly-owned investments, with the remaining interests held by our affiliate CPA®:17 – Global, which is also managed by the advisor, as follows:

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

We consolidate all of the above joint ventures because we are either the majority equity holder and/or control the significant activities of the ventures. Additionally, no other parties, including CPA®:17 – Global, hold any rights that overcome our control. We account for CPA®:17 – Global’s investments as noncontrolling interests. The amounts listed above are the original investment amounts at the closing of each respective investment.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Land	$102,158	$104,604
Buildings	603,125	639,131
Less: Accumulated depreciation	(14,928)	(10,875)
	$690,355	$732,860

The impact on the carrying value of our Real estate due to the strengthening of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2015 was a $45.3 million decrease from December 31, 2014 to March 31, 2015.

Operating Real Estate

Operating real estate, which consists of our domestic self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Land	$48,205	$28,040
Buildings	185,778	105,556
Less: Accumulated depreciation	(2,325)	(939)
	$231,658	$132,657

During the three months ended March 31, 2015, we acquired 11 new investments. Of these investments, two were deemed to be asset acquisitions and nine were considered to be business combinations. We refer to these investments as our 2015 Acquisitions.

Asset Acquisitions

During the three months ended March 31, 2015, we entered into two build-to-suit investments, which were deemed to be asset acquisitions because we acquired the seller’s properties and simultaneously entered into new leases in connection with the acquisitions, at a total cost of $39.0 million, including acquisition-related costs and fees of $6.2 million, which were capitalized.

Rabobank — On March 20, 2015, we closed and funded the first draw of a build-to-suit joint venture with a third party on a site located in Eindhoven, the Netherlands for $21.7 million, which is based on the exchange rate of the euro on the date of acquisition. This acquisition includes the development of an office building (including parking spaces) in two phases, which is due for completion in April 2017 and March 2019. We will acquire additional equity of the entity developing the building in stages throughout the construction period. We consolidate this joint venture as we are expected to fund all of the construction activities, we control the related activities, and we will fully own this property upon completion.

Reading — On February 19, 2015, we closed a build-to-suit joint venture with a third party on a student housing development site located in Reading, United Kingdom for $17.3 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. We acquired 96% of the equity of this investment at closing. This acquisition includes an existing office building and its redevelopment into a student housing facility, which is due for completion in August 2016.

See the Real Estate Under Construction section below for more information regarding our build-to-suit investments.

A portion of the transaction fees capitalized include current and deferred acquisition fees paid and payable, respectively, to the advisor (Note 4).

                                                    CPA®:18 – Global 03/31/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Business Combinations

Business Combinations — Net-Leased Property

Broadfold — On March 24, 2015, we acquired a light industrial site located in Aberdeen, United Kingdom from an unaffiliated third party for $6.8 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. The site is fully occupied by three tenants. We intend to engage an unaffiliated third party to act as the asset manager for this property. We deemed this to be a business combination because we assumed the seller’s lease on the property, for which the seller was not the lessee, and expensed acquisition costs of $0.7 million.

Business Combinations — Operating Properties

During the three months ended March 31, 2015, we entered into six self-storage investments and two multi-family investments that are considered to be operating properties, at a total cost of $106.9 million.

Self-Storage Properties

We acquired the following self-storage properties, aggregating $45.4 million, during the three months ended March 31, 2015, which we refer to as our 2015 Self Storage Acquisitions:

•	$4.0 million for a facility in Panama City Beach, Florida on March 10, 2015;

•	$6.0 million for a facility in Lady Lake, Florida on February 25, 2015;

•	$3.0 million for a facility in Sebastian, Florida on February 18, 2015;

•	$7.5 million for a facility in Tallahassee, Florida on February 4, 2015;

•	$9.2 million for a facility in Valrico, Florida on January 29, 2015; and

•	$15.6 million for a facility in Naples, Florida on January 28, 2015.

In connection with these self-storage property transactions, we incurred acquisition expenses totaling $2.5 million, which are included in Acquisition expenses in the consolidated financial statements.

We acquired the following multi-family properties aggregating $61.5 million.

Pinnacle Ridge — On January 15, 2015, we acquired a 97% controlling interest in Pinnacle Ridge Apartments, or Pinnacle Ridge, a 350-unit multi-family property located in Durham, North Carolina, for $34.3 million. The deal was completed in partnership with two joint venture partners. One of the venture partners has been engaged to be the property manager. Simultaneously, we entered into a mortgage loan in the amount of $24.0 million (Note 9).

Brantley Pines — On January 15, 2015, we acquired a 97% controlling interest in Brantley Pines Apartments, or Brantley Pines, a 296-unit multi-family property located in Fort Myers, Florida, for $27.2 million. The deal was completed in partnership with two joint venture partners. One of the venture partners has been engaged to be the property manager. Simultaneously, we entered into a mortgage loan in the amount of $19.0 million (Note 9).

In connection with our multi-family property transactions, we incurred acquisition expenses totaling $3.3 million, which are included in Acquisition expenses in the consolidated financial statements.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through March 31, 2015 (in thousands):

	2015 Business Combinations (a)
	Net-Leased Property	Operating Properties	Total
Cash consideration	$6,821	$105,029	$111,850
Assets acquired at fair value:
Land	$1,022	$20,166	$21,188
Buildings	4,815	79,796	84,611
In-place lease intangible assets	984	7,095	8,079
Above-market rent intangible assets	—	137	137
Other assets assumed	—	5	5
	6,821	107,199	114,020
Liabilities assumed at fair value:
Below-market rent intangible liabilities	—	(85)	(85)
Other liabilities assumed	—	(240)	(240)
	—	(325)	(325)
Total identifiable net assets	6,821	106,874	113,695
Amounts attributable to noncontrolling interest	—	(1,845)	(1,845)
	$6,821	$105,029	$111,850

	Net-Leased Property	Operating Properties
	March 24, 2015 through March 31, 2015	Respective Acquisition Dates through March 31, 2015	Total
Revenues	$15	$3,401	$3,416

Net loss	$(731)	$(4,445)	$(5,176)
Net loss attributable to noncontrolling interest	—	11	11
Net loss attributable to CPA®:18 – Global stockholders	$(731)	$(4,434)	$(5,165)
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

                                                    CPA®:18 – Global 03/31/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the significant acquisitions deemed business combinations that we completed during the three months ended March 31, 2015 and 2014, and any new financings related to these acquisitions, had occurred on January 1, 2014. The pro forma information below includes all business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Pro forma total revenues (a)	$27,564	$12,194
Pro forma net loss (b)	(5,813)	(22,733)
Pro forma net (income) loss attributable to noncontrolling interests	(1,361)	3,608
Pro forma net loss attributable to CPA®:18 – Global	$(7,174)	$(19,125)

Pro forma loss per Class A share:
Net loss attributable to CPA®:18 – Global	$(5,460)	$(17,218)
Weighted-average shares outstanding	100,642,226	38,001,011
Loss per share	$(0.05)	$(0.45)

Pro forma loss per Class C share:
Net loss attributable to CPA®:18 – Global	$(1,714)	$(1,907)
Weighted-average shares outstanding	22,381,181	3,820,432
Loss per share	$(0.08)	$(0.50)
___________

(a)	Pro forma total revenues includes revenues from lease contracts based on the terms in place at March 31, 2015 and does not include adjustments to contingent rental amounts.

(b)	The pro forma table above presents acquisition expenses related to our significant business combinations of $4.2 million as if they were incurred on January 1, 2014.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	March 31, 2015	December 31, 2014
Beginning balance	$2,258	$—
Capitalized funds	41,421	20,617
Foreign currency translation adjustments, building improvements and other	(901)	—
Placed into service	(311)	(18,502)
Capitalized interest	34	143
Ending balance	$42,501	$2,258

Capitalized Funds

During the three months ended March 31, 2015, total capitalized funds were comprised primarily of $36.9 million for the initial funding related to the Rabobank and Reading build-to-suit projects and construction draws of $3.6 million.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Placed into Service

During the three months ended March 31, 2015, we placed $0.3 million into service related to one build-to-suit project.

Ending Balance

At March 31, 2015 and December 31, 2014, we had four and two open build-to-suit projects, respectively, with aggregate unfunded commitment totaling approximately $108.2 million and $9.7 million, respectively.

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and our Note receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Minimum lease payments receivable	$89,613	$86,338
Unguaranteed residual value	45,473	45,473
	135,086	131,811
Less: unearned income	(89,498)	(86,229)
	$45,588	$45,582

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $1.0 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, Other assets, net included $0.2 million of accounts receivable related to amounts billed under our direct financing leases. We did not have any outstanding receivables related to the aforementioned direct financing lease at December 31, 2014.

Note Receivable

On July 21, 2014, we acquired a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities originated by Cantor Fitzgerald on the Cipriani banquet halls in New York, New York. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. We will receive interest-only payments at a rate of 10% per annum. At both March 31, 2015 and December 31, 2014, the balance for this note receivable was $28.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both March 31, 2015 and December 31, 2014, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the three months ended March 31, 2015 or the year ended December 31, 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the first quarter of 2015.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
1	—	—	$—	$—
2	1	1	8,988	8,962
3	4	4	64,600	64,620
4	—	—	—	—
5	—	—	—	—
	0		$73,588	$73,582

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties (Note 5), we have recorded net lease intangibles that are being amortized over periods ranging from one year to 30 years. In addition, we have ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Below-market ground lease intangibles and above-market rent intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

In connection with our investment activity during the three months ended March 31, 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	1.6	$8,079
Above-market rent	3.8	137
		$8,216
Amortizable Intangible Liabilities
Below-market rent	6.9	$(85)

Goodwill is included in the consolidated financial statements. The following table presents a reconciliation of our goodwill (in thousands):

Total
Balance at January 1, 2015	$9,692
Foreign currency translation	(922)
Balance at March 31, 2015	$8,770

                                                    CPA®:18 – Global 03/31/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$175,121	$(15,801)	$159,320	$177,970	$(10,335)	$167,635
Below-market ground lease	13,995	(191)	13,804	15,790	(167)	15,623
Above-market rent	9,769	(556)	9,213	10,424	(380)	10,044
	198,885	(16,548)	182,337	204,184	(10,882)	193,302
Unamortizable Intangible Assets
Goodwill	8,770	—	8,770	9,692	—	9,692
Total intangible assets	$207,655	$(16,548)	$191,107	$213,876	$(10,882)	$202,994

Amortizable Intangible Liabilities
Below-market rent	$(6,255)	$457	$(5,798)	$(6,276)	$347	$(5,929)
Above-market ground lease	(121)	1	(120)	(127)	—	(127)
Total intangible liabilities	$(6,376)	$458	$(5,918)	$(6,403)	$347	$(6,056)

Net amortization of intangibles, including the effect of foreign currency translation, was $6.1 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market and above-market ground lease intangibles is included in Property expenses; amortization of in-place lease intangibles is included in Depreciation and amortization expense.

Based on the intangible assets and liabilities recorded at March 31, 2015, scheduled annual net amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Rental Income	Increase to Amortization/Property Expense	Net
2015 (remaining)	$274	$15,980	$16,254
2016	356	19,019	19,375
2017	313	13,967	14,280
2018	266	12,676	12,942
2019	256	12,173	12,429
Thereafter	1,950	99,189	101,139
	$3,415	$173,004	$176,419

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

                                                    CPA®:18 – Global 03/31/2015 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

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

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps (Note 9). These derivatives were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2015 and 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$663,085	$684,910	$521,712	$540,577
Note receivable (b)	3	28,000	28,000	28,000	28,000
Deferred acquisition fees payable (c)	3	18,947	18,934	17,525	17,520
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

(c)
We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment of 107 basis points and 75 basis points, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2015 and December 31, 2014.

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

                                                    CPA®:18 – Global 03/31/2015 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2015 and December 31, 2014, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Foreign currency forward contracts	Other assets, net	$6,552	$3,664	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(3,283)	(2,501)
		$6,552	$3,664	$(3,283)	$(2,501)

                                                    CPA®:18 – Global 03/31/2015 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014 (a)
Interest rate swaps	$(782)	$(372)
Foreign currency forward contracts	2,808	(291)
Derivatives in Net Investment Hedging Relationship (b)
Foreign currency forward contracts	80	—
Total	$2,106	$(663)
___________

(a)
When originally filed, the amounts included in this column for the three months ended March 31, 2014 included amounts with the signs reversed. These amounts are revised to present the correct sign designation.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) Reclassified from Other Comprehensive Loss on Derivatives into Income (Effective Portion)
	Location of Gain (Loss)	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	Recognized in Income	2015	2014
Interest rate swaps	Interest expense	$(300)	$(111)
Foreign currency forward contracts	Other income and (expenses)	256	—
Total		$(44)	$(111)

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

The interest rate swaps that we had outstanding on our consolidated subsidiaries at March 31, 2015 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2015 (a)
Interest rate swaps	6	43,033	USD	$(3,131)
Interest rate swaps	1	5,505	GBP	(152)
				$(3,283)
___________

(a)	Fair value amount is based on the exchange rate of the British pound sterling at March 31, 2015, as applicable.

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

                                                    CPA®:18 – Global 03/31/2015 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2015 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2015 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	45	17,285	EUR	$4,726
Foreign currency forward contracts	36	59,963	NOK	1,735
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	5	8,320	NOK	91
				$6,552
___________

(a)	Fair value amounts are based on the exchange rate of the euro or the Norwegian krone, as applicable, at March 31, 2015.

Credit Risk-Related Contingent Features

Amounts reported in Other comprehensive loss related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At March 31, 2015, we estimate that an additional $1.1 million and $1.3 million will be reclassified as Interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of March 31, 2015. At March 31, 2015, our total credit exposure was $6.6 million and the maximum exposure to any single counterparty was $4.6 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $3.3 million at March 31, 2015, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at March 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $3.5 million.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Non-Recourse Debt and Bonds Payable

Debt consists of mortgage notes and bonds payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $923.1 million and $752.6 million at March 31, 2015 and December 31, 2014, respectively. The following table presents a summary of the non-recourse mortgage loans on our real estate property investments (dollars in thousands):

				Carrying Amount at
Tenant/Property	Interest Rate	Rate Type	Maturity Date	March 31, 2015	December 31, 2014
Non-Recourse Debt:
Infineon Technologies AG	3.1%	Fixed	2/28/2017	$12,097	$13,756
Truffle Portfolio/Oakbank Portfolio (a)	3.9%	Variable	12/11/2019	10,858	11,401
Club Med Albion Resorts, or Albion Resorts (b)	4.0%	Fixed	2/26/2020	25,810	19,264
Konzum d. d.	5.8%	Fixed	12/31/2020	32,571	37,038
Bank Pekao S.A.	3.3%	Fixed	3/10/2021	57,399	64,852
Dupont Place Apartments	3.8%	Fixed	11/1/2021	14,140	14,140
Gentry’s Walk	3.8%	Fixed	11/1/2021	15,330	15,330
Brantley Pines (c)	3.8%	Fixed	2/1/2022	19,040	—
Pinnacle Ridge (c)	3.8%	Fixed	2/1/2022	24,045	—
Royal Vopak NV	2.2%	Fixed	2/9/2022	36,811	—
State Farm Automobile Company (d)	4.5%	Fixed	9/10/2023	72,800	72,800
Crowne Group Inc. (a)	5.5%	Variable	12/30/2023	15,864	15,967
Self-storage – Multiple properties (e)	4.9%	Fixed	2/1/2024	14,500	14,500
Automobile Protection Corporation (a)	5.1%	Variable	2/5/2024	3,727	3,752
Solo Cup Operating Company (d)	5.1%	Fixed	2/6/2024	47,250	47,250
Swift Spinning Inc.	5.0%	Fixed	5/1/2024	7,710	7,738
Janus International (a)	4.9%	Variable	5/5/2024	11,538	11,538
Bell Telephone Company	4.6%	Fixed	6/11/2024	8,000	8,000
Self-storage – Multiple properties (f)	4.4%	Fixed	10/11/2024	23,000	23,000
Cooper Tire & Rubber Company (a)	4.7%	Variable	10/31/2024	6,704	6,704
Barnsco Inc.	4.5%	Fixed	11/14/2024	5,200	5,200
Alliant Techsystems Inc.	4.2%	Fixed	1/6/2025	27,650	27,650
Belk Inc.	4.3%	Fixed	2/10/2025	28,225	—
Self-storage – Multiple properties (c) (g)	4.3%	Fixed	3/11/2025	48,139	—
North American Lighting Inc.	4.8%	Fixed	5/6/2026	7,325	7,325
Air Enterprises Acquisition	5.3%	Fixed	4/1/2039	3,240	3,257
				$578,973	$430,462
Bonds Payable:
Apply Sorco AS	4.4%	Fixed	10/31/2021	$44,254	$48,151
Siemens AS (h)	3.5%	Variable	12/15/2025	39,858	43,099
				$84,112	$91,250
__________

(a)
These mortgage loans have variable interest rates, which have been effectively converted to fixed rates through the use of interest rate swaps (Note 9). The interest rates presented for these mortgage loans reflect the interest rate swaps in effect at March 31, 2015.

(b)
On February 27, 2015, we completed the refinancing of our Albion Resorts mortgage loans and consolidated them into one mortgage loan. We recognized a $0.2 million gain on the extinguishment of debt within Other expenses and income in the consolidated financial statements during the three months ended March 31, 2015, which related to the aforementioned refinancing.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

(c)
These mortgage loans were entered into or assumed in conjunction with the 2015 Acquisitions as described in Note 5. During the three months ended March 31, 2015, we capitalized $2.9 million of deferred financing costs related to these loans. We amortize deferred financing costs over the term of the related mortgage loan using a method which approximates the effective interest method.

(d)	These mortgage loans have payments that are interest-only until their respective maturity dates.

(e)	This mortgage loan is allocated between our St. Petersburg Self Storage and Kissimmee Self Storage investments, which are jointly and severally liable for any possible defaults on the loan.

(f)	This mortgage loan is allocated to the six self-storage properties purchased from July 22, 2014 through October 9, 2014.

(g)	On February 18, 2015, we obtained a mortgage loan for $48.1 million, which was allocated to the nine self-storage properties purchased from October 28, 2014 through February 18, 2015.

(h)	These bonds are inflation-linked to the Norwegian consumer price index, or CPI, and the annual principal balance will increase as that inflation index increases.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$1,737
2016	2,816
2017	14,878
2018	3,553
2019	14,672
Thereafter through 2039	624,523
662,179
Unamortized premium	906
Total	$663,085

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2015. The impact on the carrying value of our Non-recourse debt and bonds payable due to the strengthening of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2015 was a decrease of $25.9 million from December 31, 2014 to March 31, 2015.

Note 11. Commitments and Contingencies

At March 31, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 5 for unfunded construction commitments.

Note 12. Loss Per Share and Equity

Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Weighted-Average Shares Outstanding	Allocation of Loss	Loss Per Share	Weighted-Average Shares Outstanding	Allocation of Loss	Loss Per Share
Class A common stock	100,642,226	$(8,807)	$(0.09)	38,001,011	$(13,250)	$(0.35)
Class C common stock	22,381,181	(2,458)	(0.11)	3,820,432	(1,420)	(0.37)
Net loss attributable to CPA®:18 – Global		$(11,265)			$(14,670)

                                                    CPA®:18 – Global 03/31/2015 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for each respective period. For the three months ended March 31, 2015 and 2014, the allocation for the Class A common stock excludes the shareholder servicing fee of $0.5 million and $0.1 million, respectively, which is only applicable to holders of Class C common stock (Note 4).

Distributions

During the first quarter of 2015, our board of directors declared distributions at a daily rate of $0.0017361 per share for our Class A common stock and $0.0014763 per share for our Class C common stock for the quarter ending March 31, 2015. The distributions in the amount of $18.7 million were paid on April 15, 2015 to stockholders of record on each day during the period.

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

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,152	$(22,093)	$(20,941)
Other comprehensive income (loss) before reclassifications	1,982	(33,629)	(31,647)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	300	—	300
Other income and (expenses)	(256)	—	(256)
Net current-period Other comprehensive income (loss)	2,026	(33,629)	(31,603)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	6,068	6,068
Ending balance	$3,178	$(49,654)	$(46,476)

	Three Months Ended March 31, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(219)	$125	$(94)
Other comprehensive loss before reclassifications	(774)	(285)	(1,059)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	111	—	111
Net current-period Other comprehensive loss	(663)	(285)	(948)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	324	324
Ending balance	$(882)	$164	$(718)

                                                    CPA®:18 – Global 03/31/2015 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Subsequent Events

On April 2, 2015, we closed our initial public offering. As a result of the completion of our initial public offering, beginning with the third quarter of 2015 we will no longer calculate our distributions based upon daily record and distribution declaration dates, but upon quarterly record and distribution declaration dates.

Subsequent to March 31, 2015 and through May 15, 2015, we purchased 14 additional properties totaling approximately $174.8 million (excluding acquisition costs) and obtained $48.1 million of new financing. Of these 14 properties, 11 are self-storage facilities, two are build-to-suit projects, and one is an office building. The largest of these investments is our build-to-suit project for a Marriott hotel in Munich, Germany. The total estimated project cost for this investment upon completion is approximately $79.9 million, which is based on the exchange rate of the euro on the date of acquisition.

It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for these transactions given the short period of time between the acquisition dates and the filing of this Report.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2014 Annual Report.

Business Overview

As described in more detail in Item 1 of the 2014 Annual Report, we are a publicly-owned, non-listed REIT that invests primarily in commercial properties net-leased to companies domestically and internationally. On May 7, 2013, our Registration Statement was declared effective by the SEC and we commenced our initial public offering of up to $1.4 billion of common stock, in any combination of Class A and Class C shares, including $150.0 million in shares of common stock pursuant to our DRIP at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock.

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

Significant Developments

Closing of Offering

We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. We closed our offering on April 2, 2015.
Investment and Financing Activity

Subsequent to March 31, 2015 and through May 15, 2015, we purchased 14 additional properties totaling approximately $174.8 million (excluding acquisition costs) and obtained $48.1 million of new financing. Of these 14 properties, 11 are self-storage facilities, two are build-to-suit projects, and one is an office building. The largest of these investments is our build-to-suit project for a Marriott hotel in Munich, Germany. The total estimated project cost for this investment upon completion is approximately $79.9 million, which is based on the exchange rate of the euro on the date of acquisition.

Foreign Currency Fluctuation

We own investments outside the United States, primarily in the European Union, and as a result, we are subject to the risk from the effects of exchange rate movements in various foreign currencies, primarily the euro. The average exchange rate for the U.S. dollar in relation to the euro decreased by approximately 17.8% during the three months ended March 31, 2015 as compared to the same period in 2014, resulting in a negative impact on our results of operation for our euro-denominated investments during the three months ended March 31, 2015. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivatives such as foreign currency forward contracts. We also try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the euro by incurring debt denominated in the euro, including euro-denominated non-recourse debt and bonds payable.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 30

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial properties and other real estate-related assets. We expect to make these investments both domestically and outside of the United States. See below for more details regarding our portfolio at March 31, 2015. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly-owned investments.

Portfolio Summary

	March 31, 2015	December 31, 2014
Number of net-leased properties	49	47
Number of operating properties (a)	25	16
Number of tenants (b)	77	73
Total square footage (in thousands) (c)	10,465	8,942
Occupancy — Single-tenant (b) (c)	100.0%	100.0%
Occupancy — Multi-tenant (c) (d)	91.4%	91.0%
Weighted-average lease term — Single tenant properties (in years) (b) (c)	13.2	13.2
Weighted-average lease term — Multi-tenant properties (in years) (c) (d)	7.9	8.3
Number of countries	8	8
Total assets (in thousands)	$1,806,833	$1,615,884
Net investments in real estate (in thousands)	1,038,102	941,357
Funds raised — cumulative to date (in thousands)	1,242,287	1,143,111

	Three Months Ended March 31,
(dollars in thousands, except exchange rate)	2015	2014
Acquisition volume — consolidated (d) (e)	$258,938	$374,722
Acquisition volume — pro rata (c) (e)	200,411	296,543
Financing obtained — consolidated	182,070	167,949
Financing obtained — pro rata (c)	182,070	159,362
Average U.S. dollar/euro exchange rate (f)	1.1272	1.3705
Increase in the U.S. CPI (g)	0.6%	1.5%
Increase in the Harmonized Index of Consumer Prices (g)	0.2%	0.1%
Increase in the Norwegian CPI (g)	0.7%	0.7%
__________

(a)	At March 31, 2015, our operating portfolio consisted of 20 wholly-owned self-storage properties and five multi-family properties.

(b)
Represents our single tenant and multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum annualized base rent, or ABR, for the property.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata metrics.

(d)	Represents our multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties.

(e)	Amount includes acquisition-related expenses, which were included in Acquisition expenses in the consolidated financial statements.

(f)
The average conversion rate for the U.S. dollar in relation to the euro decreased during the three months ended March 31, 2015 as compared to the same period in 2014, resulting in a negative impact on earnings in 2015 from our euro-denominated investments.

(g)	Many of our lease agreements include contractual increases indexed to changes in the CPI or other similar indices.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 31

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at March 31, 2015. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

	Consolidated		Pro Rata
Tenant/Lease Guarantor	ABR	Percent	ABR	Percent
Bank Pekao S.A. (a)	$8,057	12%	$4,029	7%
State Farm Automobile Co.	7,097	10%	3,549	6%
Konzum d.d. (a)	6,082	9%	4,866	8%
Solo Cup Operating Company	5,646	8%	5,646	10%
Apply Sorco AS (a)	5,335	8%	2,721	5%
Albion Resorts (a)	4,686	7%	4,686	8%
Siemens AS (a)	4,429	6%	4,429	8%
Royal Vopak NV (a)	3,629	5%	3,629	6%
Alliant Techsystems Inc.	3,199	5%	3,199	6%
Belk, Inc.	2,974	4%	2,974	5%
Total	$51,134	74%	$39,728	69%
__________

(a)	ABR amounts are subjected to fluctuations in foreign currency exchange rates.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 32

Portfolio Diversification by Geography and Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
Midwest (a)	$14,936	22%	$14,936	26%
South (b)	11,296	16%	7,748	13%
East (c)	3,851	6%	3,851	7%
West	396	1%	396	1%
U.S. Total	30,479	45%	26,931	47%

International
Norway	10,043	14%	7,429	13%
Poland	8,182	12%	4,091	7%
Croatia	6,082	9%	4,866	8%
Netherlands	4,737	7%	4,737	8%
Mauritius	4,686	7%	4,686	8%
United Kingdom (d)	3,790	5%	3,790	7%
Germany	1,417	1%	1,417	2%
International Total	38,937	55%	31,016	53%

Total	$69,416	100%	$57,947	100%

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$37,012	53%	$26,758	46%
Warehouse	11,437	16%	11,437	20%
Industrial	9,747	14%	9,747	17%
Retail	6,534	10%	5,319	9%
Hotel	4,686	7%	4,686	8%
	$69,416	100%	$57,947	100%
__________

(a)
Pro rata ABR for the Midwest region contains a concentration of 10% for our Solo Cup Operating Company property located in Illinois, and 6% for our Alliant Techsystems Inc. property located in Minnesota.

(b)	Pro rata ABR for the South region contains a concentration of 6% for our State Farm Automobile Company property located in Texas.

(c)	Pro rata ABR for the East region contains a concentration of 5% for our Belk, Inc. property located in South Carolina.

(d)	Represents the multi-tenant properties within our net-lease portfolio.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 33

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Oil and Gas	$9,625	14%	$7,011	12%
Banking	8,057	12%	4,029	7%
Insurance	7,590	11%	4,041	7%
Grocery	6,082	9%	4,866	8%
Containers, Packaging, and Glass	5,646	8%	5,646	10%
Capital Equipment	5,267	8%	5,267	9%
Construction and Building	5,075	7%	5,075	9%
Hotel, Gaming, and Leisure	4,763	7%	4,724	8%
Retail Stores	4,726	7%	4,726	8%
Metals and Mining	3,199	5%	3,199	6%
High Tech Industries	1,417	2%	1,417	2%
Consumer Goods: Non-Durable	1,258	2%	1,258	2%
Services: Consumer	1,088	2%	1,088	2%
Telecommunications	1,017	1%	994	2%
Utilities: Electric	997	1%	997	2%
Chemicals, Plastics, and Rubber	950	1%	950	2%
Automotive	936	1%	936	2%
Transportation: Cargo	914	1%	914	1%
Services: Business	615	1%	615	1%
Other (a)	194	—%	194	—%
	$69,416	100%	$57,947	100%
__________

(a)	Includes ABR from tenants in the following industries: media: advertising, printing and publishing; and consumer goods: durable.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 34

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration (b)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2015	5	$157	—%	5	$155	—%
2016	3	106	—%	3	68	—%
2017	3	374	1%	3	374	1%
2018	7	280	—%	7	257	—%
2019	8	1,049	2%	8	1,049	2%
2020	6	771	1%	6	771	1%
2021	2	229	—%	2	229	—%
2022	3	184	—%	3	184	—%
2023	6	14,092	20%	6	10,063	17%
2024	9	4,674	7%	9	4,674	8%
2025	4	4,935	7%	4	4,935	9%
2026	2	1,844	3%	2	1,844	3%
2027	7	4,580	7%	7	4,580	8%
2028	3	12,554	18%	3	6,391	11%
Thereafter	19	23,587	34%	19	22,373	40%
	87	$69,416	100%	87	$57,947	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)
These maturities also include our multi-tenant properties, which generally have a shorter duration than our single tenant properties, and on a combined basis represent both consolidated and pro rata ABR of $3.8 million. All the years listed above include multi-tenant properties, except 2026.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 35

Operating Properties

At March 31, 2015, our operating portfolio consisted of 20 self-storage properties and five multi-family properties, which have an average occupancy rate of 87.5% and 95.8%, respectively. At March 31, 2015, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	12	1,261
Georgia	3	502
Texas	3	236
California	2	182
Hawaii	2	95
North Carolina	1	292
South Carolina	1	63
United Kingdom (a)	1	—
Total	25	2,631
__________

(a)	Represents a build-to-suit project for a student housing development (Note 5).

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

                                                    CPA®:18 – Global 03/31/2015 10-Q – 36

Financial Highlights
(in thousands)

	Three Months Ended March 31,
	2015	2014
Total revenues	$27,172	$6,694
Net loss attributable to CPA®:18 – Global	(11,265)	(14,670)

Cash distributions paid	17,631	1,821

Net cash provided by (used in) operating activities	9,586	(131)
Net cash used in investing activities	(145,309)	(388,687)
Net cash provided by financing activities	248,240	613,057

Supplemental financial measures:
Funds (used in) from operations, or FFO (a)	(562)	(12,529)
Modified funds from operations, or MFFO (a)	8,261	2,263
__________

(a)
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

Total revenues, Net cash provided by operating activities, FFO and MFFO all improved for the three months ended March 31, 2015 compared to 2014 primarily reflecting the increase in the number of our investments during 2015 and 2014.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 37

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing our equity in our real estate. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

The following table presents the comparative results of operations (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Revenues
Lease revenues	$18,108	$6,211	$11,897
Operating property revenues	6,133	421	5,712
Reimbursable tenant costs	2,194	52	2,142
Interest income and other	737	10	727
	27,172	6,694	20,478
Operating Expenses
Depreciation and amortization:
Net-leased properties	7,881	2,491	5,390
Operating properties	4,238	224	4,014
	12,119	2,715	9,404
Property expenses:
Operating properties	2,597	118	2,479
Reimbursable tenant costs	2,194	52	2,142
Asset management fees	1,417	331	1,086
Net-leased properties	302	243	59
	6,510	744	5,766
Acquisition expenses	6,600	18,994	(12,394)
General and administrative	1,884	638	1,246
	27,113	23,091	4,022
Operating Income (Loss)	59	(16,397)	16,456
Other Income and Expenses
Interest expense	(7,138)	(2,076)	(5,062)
Other (expenses) and income	(2,498)	54	(2,552)
	(9,636)	(2,022)	(7,614)
Loss before income taxes	(9,577)	(18,419)	8,842
Provision for income taxes	(327)	(24)	(303)
Net Loss	(9,904)	(18,443)	8,539
Net (income) loss attributable to noncontrolling interests	(1,361)	3,773	(5,134)
Net Loss Attributable to CPA®:18 – Global	$(11,265)	$(14,670)	$3,405
MFFO	$8,261	$2,263	$5,998

Lease Composition and Leasing Activities

As of March 31, 2015, approximately 59.9% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 39.7% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 0.2% in the next 12 months. We own international investments and,

                                                    CPA®:18 – Global 03/31/2015 10-Q – 38

therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

During both the three months ended March 31, 2015 and 2014, we did not modify any leases.

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses and depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated leased and operating properties as well as a reconciliation to our net operating income (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$4,137	$4,469	$(332)
Depreciation and amortization	(1,476)	(1,621)	145
Property expenses	136	(195)	331
Property level contribution	2,797	2,653	144
Recently Acquired Net-Leased Properties
Lease revenues	13,971	1,742	12,229
Depreciation and amortization	(6,406)	(869)	(5,537)
Property expenses	(438)	(48)	(390)
Property level contribution	7,127	825	6,302
Operating Properties
Revenues	6,133	421	5,712
Property expenses	(2,597)	(118)	(2,479)
Depreciation and amortization	(4,237)	(225)	(4,012)
Property level contribution	(701)	78	(779)
Total Property Level Contribution
Lease revenues	18,108	6,211	11,897
Property expenses	(302)	(243)	(59)
Operating property revenues	6,133	421	5,712
Operating property expenses	(2,597)	(118)	(2,479)
Depreciation and amortization	(12,119)	(2,715)	(9,404)
Property Level Contribution	9,223	3,556	5,667
Add other income:
Non-rent related revenue and other	737	10	727
Less other expenses:
Acquisition expenses	(6,600)	(18,994)	12,394
General and administrative	(1,884)	(638)	(1,246)
Asset management fees	(1,417)	(331)	(1,086)
Operating Income (Loss)	$59	$(16,397)	$16,456

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2014. At March 31, 2015, there were nine existing net-leased properties.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 39

For the three months ended March 31, 2015 as compared to the same periods in 2014, property level contribution for existing net-leased properties were relatively the same.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired subsequent to December 31, 2013.

For the three months ended March 31, 2015 as compared to the same period in 2014, property level contribution from recently acquired leased properties increased by $6.3 million as a result of 33 properties acquired after March 31, 2014 through March 31, 2015.

Operating Properties

Other real estate operations represent primarily the results of operations (revenues and operating expenses) of our 20 self-storage properties and five multi-family properties. The changes below were primarily a result of the 18 self-storage and five multi-family properties we acquired after March 31, 2014 through March 31, 2015.

For three months ended March 31, 2015 as compared to the same period in 2014, property level contribution from operating properties decreased by $0.8 million, primarily due to an increase in depreciation and amortization of $4.0 million and property expenses of $2.5 million, partially offset by an increase in revenues of $5.7 million.

Other Revenues and Expenses

Non-Rent Related Revenue and Other

Non-rent related revenue and other primarily consists of interest earned on our note receivable investment. For the three months ended March 31, 2015 as compared to the same period in 2014, non-rent related revenue and other increased by $0.7 million, which was primarily attributable to the note receivable investment that we acquired in July 2014.

Acquisition Expenses

For the three months ended March 31, 2015 as compared to the same period in 2014, acquisition expenses decreased by $12.4 million, which was primarily due to the decrease in investment volume for acquisitions that were deemed to be business combinations acquired during three months ended March 31, 2015 compared to the same period in 2014.

General and Administrative

For the three months ended March 31, 2015 as compared to the same period in 2014, general and administrative expenses increased by $1.2 million primarily due to an increase in professional fees and broker dealer expenses of $0.5 million and $0.4 million, respectively. The increase in professional fees is primarily attributable to an increase in accounting fees and the increase in broker dealer expenses is related to the Class C shareholder servicing fee.

Property Expenses — Asset Management Fees

For the three months ended March 31, 2015 as compared to the same period in 2014, asset management fees increased by $1.1 million primarily due to the result of investment volume growth since March 31, 2014, which increased the asset base from which the advisor earns a fee.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 40

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt or advances that are not denominated in the investment’s functional currency. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive income or loss. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended March 31, 2015, compared to the same period in 2014, other expense increased $2.5 million, primarily as a result of the increase in foreign currency remeasurement losses of $3.2 million, partially offset by the increase in the gain on derivatives of $0.3 million and a gain on the extinguishment of debt of $0.2 million.

For the three months ended March 31, 2014, other net income was less than $0.1 million.

Interest Expense

For the three months ended March 31, 2015 as compared to the same period in 2014, interest expense increased by $5.1 million primarily as a result of mortgage and bond financing obtained or assumed in connection with our investment activity since March 31, 2014.

Net (Income) Loss Attributable to Noncontrolling Interests

For the three months ended March 31, 2015, net income attributable to noncontrolling interests was $1.4 million, which was primarily due to the $0.9 million Available Cash Distribution and $0.3 million related to CPA®:17 – Global’s interests in the net income generated from the Bank Pekao S.A. joint investment (Note 4).

During the three months ended March 31, 2014, net loss attributable to noncontrolling interests was $3.8 million, which was primarily due to the acquisition expenses incurred in connection with the Bank Pekao S. A. property investment, in which CPA®:17 – Global has a 50% interest.`

Net Loss Attributable to CPA®:18 – Global

For the three months ended March 31, 2015 as compared to the same period in 2014, the resulting net loss attributable to CPA®:18 – Global decreased by $3.4 million.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

For the three months ended March 31, 2015 as compared to the same period in 2014, MFFO increased by $6.0 million primarily as a result of the increase in the number of investments subsequent to March 31, 2014.

Financial Condition

Sources and Uses of Cash During the Period

We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. We closed our offering on April 2, 2015. We expect to continue to invest the proceeds of our initial public offering primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets. After investing capital raised through our initial public offering, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues; whether the advisor’s receives its fees in shares of our common stock or cash, which our board of directors must approve; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to the advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our

                                                    CPA®:18 – Global 03/31/2015 10-Q – 41

investments will generate sufficient cash from operations to meet our short-term and long-term liquidity needs in the future as described below. However, as we continue to invest the capital raised in our initial public offering, it may be necessary to use cash raised in that offering to fund our operating activities and distributions to our stockholders.

Operating Activities — Net cash provided by operating activities for the three months ended March 31, 2015 was $9.6 million compared to net cash used in operating activities of $0.1 million for the same period in 2014. The change was primarily due to the decrease of acquisition expenses compared to the prior period and cash inflows generated by the increase in the number of investments subsequent to March 31, 2014.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor for asset acquisitions, and capitalized property-related costs. Net cash used in investing activities totaled $145.3 million for the three months ended March 31, 2015. This was primarily the result of cash outflows related to our 2015 Acquisitions, including acquisitions of real estate and direct financing leases of $147.4 million and $2.1 million related to the funding of our build-to-suit projects. We also had cash inflows of $7.9 million related to the change in restricted cash.

Financing Activities — Net cash provided by financing activities totaled $248.2 million for the three months ended March 31, 2015. This was primarily due to net proceeds received from our initial public offering of $104.9 million and proceeds of $185.6 million from non-recourse mortgage financings. We also had cash outflows related to scheduled payments of mortgage principal of $18.3 million and paid distributions of $17.6 million to our stockholders related to the fourth quarter of 2014.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. Our distributions declared through March 31, 2015 have exceeded our FFO and were paid almost entirely from offering proceeds. When we have substantially invested the net proceeds from our initial public offering, we expect that future distributions will be paid in whole or in part from FFO. Until we substantially invest the net proceeds of our initial public offering, we expect that distributions will be paid primarily from offering proceeds. From inception through March 31, 2015, we have declared distributions to stockholders totaling $73.0 million, which were comprised of cash distributions of $34.3 million and $38.8 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have determined that FFO is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Through March 31, 2015, we have not yet generated sufficient FFO to fund all of our distributions; therefore, we have funded substantially all of our cash distributions declared to date from the proceeds of our initial public offering.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the three months ended March 31, 2015, we received requests to redeem 174,265 and 4,756 shares of Class A and Class C common stock, respectively, pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $9.52 and $8.88 per share, respectively, net of redemption fees, totaling $1.8 million for both Class A and Class C.

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition-related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand, financings, and the capital we raised in our initial public offering. We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through March 31, 2015. As of March 27, 2015, we ceased accepting new orders for shares Class C common stock. We closed our offering on April 2, 2015.

We expect to meet our short-term liquidity requirements generally through existing cash balances, and, if necessary, short-term borrowings. We expect that in the future, as our portfolio grows and matures, our properties will provide sufficient cash flow to cover operating expenses and the payment of stockholder distributions.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 42

Our liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings.

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	March 31, 2015	December 31, 2014
Carrying Value
Fixed rate	$541,686	$429,251
Variable rate:
Amount subject to floating interest rate	39,858	54,501
Amount subject to interest rate swap	81,541	37,960
	121,399	92,461
	$663,085	$521,712
Percent of Total Debt
Fixed rate	82%	82%
Variable rate	18%	18%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.1%	4.5%
Variable rate (a)	4.2%	4.2%
___________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates above.

Cash Resources

At March 31, 2015, our cash resources consisted of cash and cash equivalents totaling $539.1 million. Of this amount, $41.2 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $87.0 million at March 31, 2015, although there can be no assurance that we would be able to obtain financing for these properties on satisfactory terms, if at all. Our cash resources may be used for future investments and can be used for working capital needs and other commitments. In addition, our board of directors and the board of directors of WPC have each approved unsecured loans to us from WPC of up to $100.0 million in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of WPC’s management (Note 4). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, funding capital commitments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, and making any scheduled mortgage interest and principal payments, as well as other normal recurring operating expenses. We expect to fund $113.9 million related to capital and other lease commitments during the next 12 months.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 43

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$662,179	$2,366	$17,956	$44,573	$597,284
Interest on borrowings and deferred acquisition fees	220,914	28,092	54,889	53,763	84,170
Capital commitments (c)	109,095	109,095	—	—	—
Deferred acquisition fees — principal (b)	18,195	8,748	9,447	—	—
Other lease commitments (d)	4,844	206	417	418	3,803
Asset retirement obligations, net (e)	2,027	2,027	—	—	—
	$1,017,254	$150,534	$82,709	$98,754	$685,257
__________

(a)
Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. Excludes $0.9 million of unamortized premium, which was included in Non-recourse debt and Bonds payable at March 31, 2015.

(b)
Represents deferred acquisition fees due to the advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments from the date of each respective acquisition.

(c)	Capital commitments include our current build-to-suit project of $108.2 million (Note 5) and $0.9 million related to other construction commitments.

(d)
Other lease commitments consist of rental obligations under ground leases and our share of future rents payable pursuant to our advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among WPC, the CPA® REITs, and CWI (Note 4).

(e)
Represents the future amount of obligations estimated for the removal of asbestos and environmental waste in connection with certain of our acquisitions, payable upon the retirement or sale of the assets (Note 5).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2015, which consisted primarily of the euro and, to a lesser extent, the Norwegian krone and British pound sterling. At March 31, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

Funds from (Used in) Operations, or FFO, and Modified Funds from Operations, or MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a non-GAAP measure known as FFO which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance to GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

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

                                                    CPA®:18 – Global 03/31/2015 10-Q – 44

unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. It should be noted, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property (including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows) are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus, we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) within seven years following the closing of our initial public offering, which occurred on April 2, 2015. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly-registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental non-GAAP measure for publicly-registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance

                                                    CPA®:18 – Global 03/31/2015 10-Q – 45

after our initial public offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our initial public offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

                                                    CPA®:18 – Global 03/31/2015 10-Q – 46

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014 (a)
Net loss attributable to CPA®:18 – Global	$(11,265)	$(14,670)
Adjustments:
Depreciation and amortization of real property	12,160	2,701
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,457)	(560)
Total adjustments	10,703	2,141
FFO — as defined by NAREIT	(562)	(12,529)
Adjustments:
Acquisition expenses (b)	6,600	19,029
Unrealized losses (gains) on foreign currency, derivatives and other	3,530	(3)
Straight-line and other rent adjustments (c)	(1,005)	(376)
Realized (gains) losses on foreign currency, derivatives and other	(397)	211
Gain on extinguishment of debt	(248)	—
Amortization of premium on debt investments and fair market value adjustments, net	186	92
Above- and below-market rent intangible lease amortization, net (d)	97	(33)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	60	(4,128)
Total adjustments	8,823	14,792
MFFO	$8,261	$2,263
__________

(a)
In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and one other error previously recorded as out-of-period adjustment, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior period presented herein have been revised for the correction of such errors (Note 3). The correction of errors resulted in an increase to Net loss attributable to CPA®:18 – Global of $0.4 million, a reduction in FFO of $0.4 million, and a decrease to MFFO of $0.3 million for the three months ended March 31, 2014.

(b)
Prior to the first quarter of 2015, includes Acquisition expenses and amortization of deferred acquisition fees. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future

                                                    CPA®:18 – Global 03/31/2015 10-Q – 47

distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

(d)
Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 48

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

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and note receivable investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps (where applicable) are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2015, we estimated that the total fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $3.3 million (Note 9).

At March 31, 2015, our outstanding debt bore interest at a fixed rate, or was either swapped to a fixed rate or, in the case of one our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at March 31, 2015 ranged from 2.2% to 5.8%. The contractual annual interest rates on our variable-rate debt at March 31, 2015 ranged from 3.5% to 5.6%. Our debt obligations are more fully described in Note 10 and Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter based upon expected maturity dates of our debt obligations outstanding at March 31, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$1,341	$1,894	$13,787	$2,462	$2,723	$519,491	$541,698	$585,731
Variable rate debt (a)	$396	$922	$1,091	$1,091	$11,949	$105,032	$120,481	$99,179
__________

(a)	Amounts are based on the exchange rate at March 31, 2015, as applicable.

At March 31, 2015, the estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, approximated their carrying values. A decrease or increase in interest rates of 1% would change

                                                    CPA®:18 – Global 03/31/2015 10-Q – 49

the estimated fair value of this debt at March 31, 2015 by an aggregate increase of $39.4 million or an aggregate decrease of $43.5 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

As more fully described under Financial Condition – Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at March 31, 2015 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own several international investments, primarily in Europe, and as a result we are subject to risk from the effects of exchange rate movements in the euro and, to a lesser extent, the Norwegian krone and British pound sterling, which may affect future costs and cash flows. Although all of our foreign investments through the first quarter of 2015 were conducted in these currencies, we may conduct business in other currencies in the future as we seek to invest a portion of the funds from our initial public offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage and bond financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of March 31, 2015 during the remainder of 2014, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (b)	$19,132	$24,443	$28,746	$29,864	$29,766	$262,223	$394,174
Norwegian krone (c)	7,623	10,156	10,143	10,143	10,143	76,989	125,197
British pound sterling (d)	2,836	3,781	3,781	3,781	3,433	13,237	30,849
	$29,591	$38,380	$42,670	$43,788	$43,342	$352,449	$550,220

Scheduled debt service payments (principal and interest) for mortgage notes, and bonds denominated in Norwegian krone, for our foreign operations as of March 31, 2015 during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Debt Service (a)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (b)	$5,130	$6,782	$18,047	$6,525	$14,507	$146,550	$197,541
Norwegian krone (c)	3,334	3,334	3,334	3,334	3,334	96,080	112,750
British pound sterling (d)	320	426	425	425	11,279	—	12,875
	$8,784	$10,542	$21,806	$10,284	$29,120	$242,630	$323,166
__________

                                                    CPA®:18 – Global 03/31/2015 10-Q – 50

(a)	Amounts are based on the applicable exchange rates at March 31, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2015 of $2.0 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2015 of $0.2 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2015 of $0.1 million.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues from that investment in 2019 for the British pound sterling and after 2019 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will refinance certain of our debt obligations and/or renew the related lease, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We currently have concentrations of credit risk in our portfolio as we have not yet fully invested the proceeds from our initial public offering. We regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we continue to invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well-diversified and does not contain any unusual concentration of credit risks. At March 31, 2015, our net-lease portfolio, which excludes our self-storage facilities and multi-family properties, had the following significant property and lease characteristics (percentages based on the percentage of our consolidated ABR as of March 31, 2015) in excess of 10% in certain areas, as follows:

•	45% related to domestic properties, which include concentrations in Texas of 11%;

•	55% related to international properties, which include concentrations in Norway 14% and Poland 12%;

•	53% related to office properties, 16% related to warehouse properties, 14% related to industrial properties and 10% related to retail properties; and

•	14% related to the oil and gas industry, 12% related to the banking industry, and 11% related to the insurance industry.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 51

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

In January 2015, we implemented an enterprise resource planning system and accordingly we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. We believe that we have taken the necessary steps for establishing and maintaining effective internal control over financial reporting during the three months ended March 31, 2015.

Other than as expressly noted above, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 52

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2015, we issued 130,761 shares of our Class A common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which is the price at which shares of our Class A common stock were sold in our initial public offering. Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. From inception and through March 31, 2015, we have issued 391,273 shares of our Class A common stock to the advisor as aggregate consideration for asset management fees.

Use of Offering Proceeds

Our Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC on May 7, 2013, and we closed the offering on April 2, 2015. As of March 31, 2015, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	100,000,000	26,737,968	126,737,968
Aggregate price of offering amount registered (a)	$1,000,000	$250,000	$1,250,000
Shares sold (b)	97,937	28,336	126,273
Aggregated offering price of amount sold	$977,410	$264,877	$1,242,287
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(72,914)	(5,734)	(78,648)
Direct or indirect payments to others	(31,258)	(5,975)	(37,233)
Net offering proceeds to the issuer after deducting expenses	$873,238	$253,168	1,126,406
Purchases of real estate, net of financing and noncontrolling interest			(532,270)
Cash distributions paid to stockholders			(55,249)
Repayment of mortgage financing			(19,964)
Repurchase of shares			(3,222)
Working capital (c)			23,393
Temporary investments in cash and cash equivalents			$539,094
__________

(a)	These amounts are based on the assumption that the shares sold in our initial public offering will be composed of 80% Class A common stock and 20% Class C common stock.

(b)
Excludes shares issued to affiliates, including the advisor, and shares issued pursuant to our distribution reinvestment and stock purchase plan. We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. We closed our offering on April 2, 2015.

(c)	Working capital has been reduced to reflect $65.9 million of acquisition expenses.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 53

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2015:

	Class A		Class C
2015 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
January	—	—	—	—	N/A	N/A
February	—	—	—	—	N/A	N/A
March	174,265	$9.52	4,756	$8.88	N/A	N/A
Total	174,265		4,756
___________

(a)
Represents shares of our Class A and Class C common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended March 31, 2015. We generally receive fees in connection with share redemptions.

                                                    CPA®:18 – Global 03/31/2015 10-Q – 54

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Advisory Agreement, dated as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey’s Annual Report on Form 10-K filed on March 2, 2015

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC-CPA® Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed on March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

                                                    CPA®:18 – Global 03/31/2015 10-Q – 55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	May 15, 2015
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	May 15, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

                                                    CPA®:18 – Global 03/31/2015 10-Q – 56

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Advisory Agreement, dated as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey’s Annual Report on Form 10-K filed on March 2, 2015

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC-CPA® Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed on March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith