Form 10-Q
period 2015-06-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2015-08-19
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Registrant has 102,438,810 shares of Class A common stock, $0.001 par value, and 29,323,616 shares of Class C common stock, $0.001 par value, outstanding at August 13, 2015.

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

CPA®:18 – Global 6/30/2015 10-Q – 1

PART I
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Investments in real estate:
Real estate, at cost	$861,532	$743,735
Operating real estate, at cost	359,615	133,596
Accumulated depreciation	(24,803)	(11,814)
Net investments in properties	1,196,344	865,517
Real estate under construction (inclusive of $76,551 and $0, respectively, attributable to variable interest entities, or VIEs)	109,510	2,258
Net investments in direct financing leases	59,029	45,582
Note receivable	28,000	28,000
Net investments in real estate	1,392,883	941,357
Cash and cash equivalents (inclusive of $30 and $0, respectively, attributable to VIEs)	359,258	429,548
In-place lease intangible assets, net	186,807	167,635
Other intangible assets, net	23,720	25,667
Goodwill	21,450	9,692
Other assets, net (inclusive of $6,632 and $0, respectively, attributable to VIEs)	48,078	41,985
Total assets	$2,032,196	$1,615,884
Liabilities and Equity
Liabilities:
Non-recourse debt	$711,223	$430,462
Bonds payable	150,475	91,250
Deferred income taxes	43,433	28,753
Accounts payable, accrued expenses and other liabilities (inclusive of $2,236 and $0, respectively, attributable to VIEs)	48,517	26,911
Due to affiliate	34,497	20,651
Distributions payable	19,710	17,629
Total liabilities	1,007,855	615,656
Commitments and contingencies (Note 11)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 102,038,627 and 100,079,255 shares issued, respectively; and 101,555,642 and 99,924,009 shares outstanding, respectively	102	100
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 29,071,366 and 18,026,013 shares issued, respectively; and 29,056,019 and 18,026,013 shares outstanding, respectively	29	18
Additional paid-in capital	1,173,973	1,056,862
Distributions and accumulated losses	(182,377)	(111,878)
Accumulated other comprehensive loss	(35,961)	(20,941)
Less: treasury stock at cost, 498,332 and 155,246 shares, respectively	(4,788)	(1,520)
Total CPA®:18 – Global stockholders’ equity	950,978	922,641
Noncontrolling interests	73,363	77,587
Total equity	1,024,341	1,000,228
Total liabilities and equity	$2,032,196	$1,615,884
See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2015 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Lease revenues:
Rental income	$18,338	$10,471	$35,427	$16,130
Interest income from direct financing leases	1,012	873	2,031	1,425
Total lease revenues	19,350	11,344	37,458	17,555
Other real estate income	8,891	515	15,024	936
Other operating income	1,521	788	3,753	851
Other interest income	710	—	1,410	—
	30,472	12,647	57,645	19,342
Operating Expenses
Acquisition expenses (inclusive of $13,219, $3,021, $18,681, and $18,893, respectively, to a related party)	17,180	3,972	23,780	22,966
Depreciation and amortization	14,532	5,123	26,651	7,838
Property expenses (inclusive of $1,729, $603, $3,146, and $934, respectively, to a related party)	4,174	1,674	8,091	2,301
Other real estate expenses	3,687	160	6,280	277
General and administrative (inclusive of $949, $155, $1,608, and $259, respectively, to a related party)	1,840	1,170	3,724	1,808
	41,413	12,099	68,526	35,190
Other Income and Expenses
Interest expense (inclusive of $96, $34, $173, and $54, respectively, to a related party)	(8,009)	(3,776)	(16,095)	(5,852)
Other income and (expenses)	568	316	(1,931)	369
	(7,441)	(3,460)	(18,026)	(5,483)
Loss before income taxes	(18,382)	(2,912)	(28,907)	(21,331)
Benefit from (provision for) income taxes	119	(198)	(208)	(222)
Net Loss	(18,263)	(3,110)	(29,115)	(21,553)
Net (income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,422, $537, $2,316, and $606, respectively)	(1,644)	(1,248)	(3,005)	2,525
Net Loss Attributable to CPA®:18 – Global	$(19,907)	$(4,358)	$(32,120)	$(19,028)

Class A Common Stock
Net loss attributable to CPA®:18 – Global	$(14,961)	$(3,907)	$(24,673)	$(17,307)
Basic and diluted weighted-average shares outstanding	101,460,830	77,300,223	101,053,789	57,778,351
Basic and diluted loss per share	$(0.15)	$(0.05)	$(0.24)	$(0.30)
Distributions Declared Per Share	$0.1562	$0.1562	$0.3124	$0.3124

Class C Common Stock
Net loss attributable to CPA®:18 – Global	$(4,946)	$(451)	$(7,447)	$(1,721)
Basic and diluted weighted-average shares outstanding	29,033,036	6,126,012	25,729,488	4,979,591
Basic and diluted loss per share	$(0.17)	$(0.07)	$(0.29)	$(0.35)
Distributions Declared Per Share	$0.1329	$0.1329	$0.2658	$0.2658

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2015 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Loss	$(18,263)	$(3,110)	$(29,115)	$(21,553)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	12,152	(1,415)	(21,478)	(1,700)
Change in net unrealized gain (loss) on derivative instruments	252	(469)	2,278	(1,132)
	12,404	(1,884)	(19,200)	(2,832)
Comprehensive Loss	(5,859)	(4,994)	(48,315)	(24,385)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(1,644)	(1,248)	(3,005)	2,525
Foreign currency translation adjustments	(1,888)	175	4,180	499
Comprehensive (income) loss attributable to noncontrolling interests	(3,532)	(1,073)	1,175	3,024
Comprehensive Loss Attributable to CPA®:18 – Global	$(9,391)	$(6,067)	$(47,140)	$(21,361)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2015 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2015 and 2014
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount							Total
Balance at January 1, 2015	99,924,009	$100	18,026,013	$18	$1,056,862	$(111,878)	$(20,941)	$(1,520)	$922,641	$77,587	$1,000,228
Shares issued, net of offering costs	1,671,421	2	11,045,353	11	114,232				114,245		114,245
Shares issued to affiliate	287,951	—	—	—	2,879				2,879		2,879
Contributions from noncontrolling interests										2,300	2,300
Distributions to noncontrolling interests										(5,349)	(5,349)
Distributions declared ($0.3124 and $0.2658 per share to Class A and Class C, respectively)						(38,379)			(38,379)		(38,379)
Net loss						(32,120)			(32,120)	3,005	(29,115)
Other comprehensive loss:
Foreign currency translation adjustments							(17,298)		(17,298)	(4,180)	(21,478)
Change in net unrealized gain on derivative instruments							2,278		2,278		2,278
Repurchase of shares	(327,739)		(15,347)					(3,268)	(3,268)		(3,268)
Balance at June 30, 2015	101,555,642	$102	29,056,019	$29	$1,173,973	$(182,377)	$(35,961)	$(4,788)	$950,978	$73,363	$1,024,341

Balance at January 1, 2014	21,290,097	$21	2,776,001	$3	$215,371	$(2,567)	$(94)	$—	$212,734	$37,737	$250,471
Shares issued, net of offering costs	76,009,975	76	4,800,488	5	722,848				722,929		722,929
Shares issued to affiliate	75,656	—	—	—	756				756		756
Contributions from noncontrolling interests									—	95,889	95,889
Distributions to noncontrolling interests									—	(64,077)	(64,077)
Distributions declared ($0.3124 and $0.2658 per share to Class A and Class C, respectively)						(19,032)			(19,032)		(19,032)
Net loss						(19,028)			(19,028)	(2,525)	(21,553)
Other comprehensive loss:
Foreign currency translation adjustments							(1,201)		(1,201)	(499)	(1,700)
Change in net unrealized loss on derivative instruments							(1,132)		(1,132)		(1,132)
Repurchase of shares	(4,004)							(40)	(40)		(40)
Balance at June 30, 2014	97,371,724	$97	7,576,489	$8	$938,975	$(40,627)	$(2,427)	$(40)	$895,986	$66,525	$962,511

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2015 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows — Operating Activities
Net Cash Provided by (Used in) Operating Activities	$15,303	$(2,945)
Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases, net of cash acquired	(499,659)	(421,900)
Funding for build-to-suit projects	(8,865)	—
Change in investing restricted cash	6,051	(5,206)
Acquisition of equity investment	(5,222)	—
Value added taxes paid in connection with acquisition of real estate	(2,931)	(34,844)
Payment of deferred acquisition fees to an affiliate	(2,107)	(782)
Value added taxes refunded in connection with the acquisition of real estate	—	36,472
Net Cash Used in Investing Activities	(512,733)	(426,260)
Cash Flows — Financing Activities
Proceeds from mortgage financing	338,267	223,651
Proceeds from issuance of shares, net of issuance costs	114,677	715,293
Proceeds from bond financing	66,293	52,066
Scheduled payments and prepayments of mortgage principal	(43,143)	(738)
Distributions paid	(36,298)	(8,080)
Distributions to noncontrolling interests	(5,349)	(64,077)
Purchase of treasury stock	(3,268)	(40)
Payment of deferred financing costs and mortgage deposits	(2,919)	(2,919)
Contributions from noncontrolling interests	2,300	95,889
Receipt of tenant security deposits	—	4,072
Net Cash Provided by Financing Activities	430,560	1,015,117
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	(3,420)	113
Net (decrease) increase in cash and cash equivalents	(70,290)	586,025
Cash and cash equivalents, beginning of period	429,548	109,061
Cash and cash equivalents, end of period	$359,258	$695,086

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2015 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed in 2012 for the purpose of investing primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate related assets, both domestically and outside the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which generally requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership, and at June 30, 2015 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by WPC–CPA®:18 Holdings, LLC, or CPA®:18 Holdings, a subsidiary of our sponsor, W. P. Carey Inc., or WPC.

At June 30, 2015, the majority of our portfolio was comprised of full or partial ownership interests in 56 properties, the majority of which were fully-occupied and triple-net leased to 88 tenants totaling 8.7 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 37 self-storage properties, five multi-family properties, and one student housing development totaling 3.8 million square feet.

We are managed by WPC through one of its subsidiaries, which is our advisor. Our advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations, and administrative services. W. P. Carey & Co. B.V., an affiliate of our advisor, provides asset management services with respect to our foreign investments.

Public Offering

On May 7, 2013, we commenced our initial public offering of up to $1.4 billion in shares of our common stock, in any combination of Class A and Class C shares, including $150.0 million in shares of common stock through our distribution reinvestment plan at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock.

We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. We closed our offering on April 2, 2015. Through the termination of our initial public offering on April 2, 2015, we raised gross offering proceeds for our Class A common stock and Class C common stock of $977.4 million and $266.1 million, respectively. The gross offering proceeds raised exclude reinvested distributions through our distribution reinvestment plan of $33.9 million and $5.4 million for our Class A and Class C common stock, respectively.

Note 2. Revisions of Previously-Issued Financial Statements

2015 Revisions

Description of the Errors and Revisions

During the second quarter of 2015, we identified errors in the interim consolidated financial statements for the three months ended March 31, 2015 related to the classification of certain activities within the statement of cash flows and one error related to the capitalization of financing costs associated with the refinancing of a mortgage loan. We evaluated the impact of these errors on the previously-issued financial statements and concluded that these errors were not material to our consolidated financial statements as of and for the three months ended March 31, 2015. However, in order to correctly present the aforementioned errors, we will revise the consolidated statements of operations and cash flows for the three months ended March 31, 2015 when such statements are presented in our future public filings. The revisions described below had no effect on

CPA®:18 – Global 6/30/2015 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

our cash balances or liquidity as of March 31, 2015. The interim consolidated financial statements as of and for the three and six months ended June 30, 2015 are not impacted by these adjustments.
Errors Associated with Cash Flow Classification
We identified errors in our consolidated statement of cash flows for the three months ended March 31, 2015 as follows (in thousands):

	Three Months Ended March 31, 2015
	As Reported	Revisions		As Revised

Net Cash Provided by Operating Activities	$9,586	$3,085	(a) (b) (c) (d)	$12,671

Net Cash Used in Investing Activities	(145,309)	536	(a)	(144,773)

		(1,923)	(b)
		948	(c)
Net Cash Provided by Financing Activities	248,240	(975)		247,265

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	(2,971)	(2,646)	(a) (d)	(5,617)
Net increase in cash and cash equivalents	109,546	—		109,546
Cash and cash equivalents, beginning of period	429,548	—		429,548
Cash and cash equivalents, end of period	$539,094	$—		$539,094
___________

(a)
These items relate to an error in classification of cash flows for an acquisition of real estate; whereby Net cash provided by operating activities was overstated by $1.0 million, Net cash used in investing activities was overstated by $0.5 million and the Effect of exchange rate changes on cash and cash equivalents should have been increased by $0.5 million.

(b)
These items relate to an error of classification of cash flows related to the settlement of proceeds from the sale of shares and an error in the classification of cash flows for offering costs, whereby Net cash provided by operating activities was understated by $1.9 million and Net cash provided by financing activities was overstated by the same amount.

(c)
These items relate to an error in the capitalization of financing costs as described below, whereby Net cash provided by operating activities was overstated by $0.9 million and Net cash provided by financing activities was understated by the same amount.

(d)
These items relate to an error in the classification of the remeasurement of foreign cash balances held in U.S. dollar functional currency subsidiaries, whereby Net cash provided by operating activities was understated by $3.1 million and the Effect of exchange rate changes on cash and cash equivalents should have been decreased by the same amount.

In summary, if these cash flow classification items had been properly presented within the consolidated statement of cash flows for the three months ended March 31, 2015, Net cash provided by operating activities would have increased by $3.1 million, Net cash used in investing activities would have decreased by $0.5 million, Net cash provided by financing activities would have decreased by $1.0 million and the Effect of exchange rate changes on cash and cash equivalents would have decreased by $2.6 million, with no change in the Net increase in cash and cash equivalents.
Error Associated with Financing Costs
In addition to the classification errors described above, we identified an error related to the capitalization of financing costs associated with the refinancing of a mortgage loan, which should have been recorded as Interest expense within our consolidated statement of operations for the three months ended March 31, 2015. If interest expense had been recorded correctly on the consolidated statement of operations, Interest expense, Loss before income taxes, Net loss, and Net loss attributable to CPA®:18 – Global each would have been higher by $0.9 million and Net loss per share for Class A and Class C common stock would have been higher by $0.01 on the consolidated statement of operations. This also would have resulted in a corresponding decrease of $0.9 million to Other assets, Total assets, Distributions and accumulated losses, and Total equity

CPA®:18 – Global 6/30/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

within the consolidated balance sheet and, where applicable, within the consolidated statement of equity. In addition, the amounts for Net loss, Comprehensive loss and Comprehensive loss attributable to CPA®:18 – Global on the consolidated statement of comprehensive loss for the three months ended March 31, 2015 each would have increased by $0.9 million.

2014 Revisions

Description of the Errors and Revisions

In the course of preparing our consolidated financial statements for the 2014 Annual Report, we discovered an error related to our accounting for a subsidiary’s functional currency, which was incorrectly designated as the euro instead of the U.S. dollar, and as a result, the applicable financial results of this entity were being translated when they should have been remeasured. The correction of this error resulted in an increase of foreign currency losses within the consolidated statement of operations and a decrease of foreign currency losses in the consolidated statements of comprehensive loss for the same amounts. We concluded that these revision adjustments, summarized in the tables below, were not material to our financial position or results of operations for the prior periods presented and revised the prior periods presented herein to reflect the correction of this error.

We corrected this error, and one other error previously recorded as an out-of-period adjustment, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior periods presented herein have been revised for the correction of such errors as follows (in thousands, except share and per share amounts):

Consolidated Statements of Operations

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Revenues
Total revenues	$12,647	$—	$12,647	$19,342	$—	$19,342
Operating Expenses
Total operating expenses	12,099	—	12,099	35,190	—	35,190
Other Income and Expenses
Interest expense	(3,776)	—	(3,776)	(5,852)	—	(5,852)
Other income and (expenses) (a)	733	(417)	316	962	(593)	369
	(3,043)	(417)	(3,460)	(4,890)	(593)	(5,483)
Loss before income taxes	(2,495)	(417)	(2,912)	(20,738)	(593)	(21,331)
Provision for income taxes (b)	(486)	288	(198)	(222)	—	(222)
Net Loss	(2,981)	(129)	(3,110)	(20,960)	(593)	(21,553)
Net (income) loss attributable to noncontrolling interests (b)	(1,218)	(30)	(1,248)	2,525	—	2,525
Net Loss Attributable to CPA®:18 – Global	$(4,199)	$(159)	$(4,358)	$(18,435)	$(593)	$(19,028)

Class A Common Stock
Net loss attributable to CPA®:18 – Global	$(3,760)	$(147)	$(3,907)	$(16,761)	$(546)	$(17,307)
Basic and diluted weighted-average shares outstanding	77,300,223	—	77,300,223	57,778,351	—	57,778,351
Basic and diluted loss per share	$(0.05)	$—	$(0.05)	$(0.29)	$(0.01)	$(0.30)

Class C Common Stock
Net loss attributable to CPA®:18 – Global	$(439)	$(12)	$(451)	$(1,674)	$(47)	$(1,721)
Basic and diluted weighted-average shares outstanding	6,126,012	—	6,126,012	4,979,591	—	4,979,591
Basic and diluted loss per share	$(0.07)	$—	$(0.07)	$(0.34)	$(0.01)	$(0.35)

CPA®:18 – Global 6/30/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net Loss (a) (b)	$(2,981)	$(129)	$(3,110)	$(20,960)	$(593)	$(21,553)
Other Comprehensive Loss
Foreign currency translation adjustments (a)	(1,832)	417	(1,415)	(2,293)	593	(1,700)
Change in net unrealized loss on derivative instruments	(469)	—	(469)	(1,132)	—	(1,132)
	(2,301)	417	(1,884)	(3,425)	593	(2,832)
Comprehensive Loss	(5,282)	288	(4,994)	(24,385)	—	(24,385)

Amounts Attributable to Noncontrolling Interests
Net (income) loss (b)	(1,218)	(30)	(1,248)	2,525	—	2,525
Foreign currency translation adjustments	175	—	175	499	—	499
Comprehensive (income) loss attributable to noncontrolling interests	(1,043)	(30)	(1,073)	3,024	—	3,024
Comprehensive Loss Attributable to CPA®:18 – Global	$(6,325)	$258	$(6,067)	$(21,361)	$—	$(21,361)

Consolidated Statement of Equity

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses (a) (b)	Accumulated Other Comprehensive Loss (a)		Total CPA®:18 – Global Stockholders	Noncontrolling Interests (b)
	Common Stock
	Class A		Class C
Balance at June 30, 2014	Shares	Amount	Shares	Amount				Treasury Stock			Total
As Reported	97,371,724	$97	7,576,489	$8	$938,975	$(40,034)	$(3,020)	$(40)	$895,986	$66,525	$962,511
Revisions	—	—	—	—	—	(593)	593	—	—	—	—
As Revised	97,371,724	$97	7,576,489	$8	$938,975	$(40,627)	$(2,427)	$(40)	$895,986	$66,525	$962,511
___________

(a)	These adjustments are the result of the error we identified related to foreign currency matters, as discussed above.

(b)
In connection with the error identified above, we also made adjustments to reflect the correction of another out-of-period adjustment that was identified during 2014 and recorded in the prior periods presented. This adjustment related to the initial recognition of deferred tax balances related to the misinterpretation of tax requirements in the corresponding foreign jurisdictions, and as a result we did not recognize a deferred tax liability and corresponding deferred tax expense within the correct reporting period.

Statement of Cash Flows

These revisions had no net impact on Net cash used in operating activities, Net cash used in investing activities, or Net cash provided by financing activities in the statement of cash flows for the six months ended June 30, 2014.

CPA®:18 – Global 6/30/2015 10-Q – 10

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

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed to be a VIE, and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed an analysis on all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, at June 30, 2015 we considered three entities VIEs, two of which we consolidate and the other we account for as an equity investment.

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

Additionally, we own an interest in a self-storage development joint venture through a noncontrolling interest in a partnership and limited liability company that we do not control but over which we exercise significant influence. We account for this investment under the equity method of accounting. At times, the carrying value of our equity investment may fall below zero. We intend to fund our share of the jointly-owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such an investment nor do we have any legal obligation to fund operating deficits. At June 30, 2015, our sole equity investment did not have a carrying value below zero.

CPA®:18 – Global 6/30/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) — ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2015, the Financial Accounting Standards Board issued a proposed ASU to defer the effective date of ASU 2014-09 by one year. In July 2015, the Financial Accounting Standards Board affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year and directed the staff to draft a final ASU for vote by written ballot. Upon issuance of the final ASU deferring the effective date, ASU 2014-09 would be effective beginning in 2018, and early adoption is permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Note 4. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our advisor whereby our advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans; day-to-day management; and the performance of certain administrative duties. The current advisory agreement will expire on December 31, 2015 and is scheduled to renew annually thereafter with our approval.

CPA®:18 – Global 6/30/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our advisor and other affiliates in accordance with the terms of the related agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amounts Included in the Consolidated Statements of Operations
Acquisition expenses	$13,219	$3,021	$18,681	$18,893
Asset management fees	1,729	603	3,146	934
Available Cash Distributions	1,422	537	2,316	606
Shareholder servicing fee	665	141	1,165	229
Personnel and overhead reimbursements	284	14	443	30
Interest expense on deferred acquisition fees	96	34	173	54
	$17,415	$4,350	$25,924	$20,746

Other Transaction Fees Incurred
Current acquisition fees	$2,909	$736	$6,375	$1,251
Deferred acquisition fees	2,327	589	5,100	1,000
Offering costs	112	1,188	564	1,986
Selling commissions and dealer manager fees	68	38,561	3,746	77,231
	$5,416	$41,074	$15,785	$81,468

The following table presents a summary of amounts included in Due to affiliate in the consolidated financial statements (in thousands):

	June 30, 2015	December 31, 2014
Due to Affiliate
Deferred acquisition fees, including interest	$26,115	$17,525
Accounts payable	4,887	2,702
Current acquisition fees	2,645	—
Asset management fees payable	645	378
Reimbursable costs	205	46
	$34,497	$20,651

Organization and Offering Costs

Pursuant to the advisory agreement with our advisor, we are liable for certain expenses related to our initial public offering, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, and are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial LLC, or Carey Financial, our dealer manager and an affiliate of our advisor, or selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our advisor has agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed, in the aggregate, 1.5% of the gross proceeds from the initial public offering. From inception and through June 30, 2015, our advisor has incurred organization and offering costs of $8.7 million on our behalf, which we have substantially repaid. From inception through June 30, 2015, we charged $8.6 million of deferred offering costs to stockholders’ equity.

CPA®:18 – Global 6/30/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Loans from WPC

Our board of directors and the board of directors of WPC have approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by our advisor’s investment committee that we would not otherwise have sufficient available funds to complete. All loans are to be made solely at the discretion of WPC’s management. We did not borrow any funds from WPC during the three and six months ended June 30, 2015 and 2014, nor did we have any amounts outstanding at June 30, 2015 and December 31, 2014.

Asset Management Fees

Pursuant to the advisory agreement, our advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. The asset management fees are payable in cash or shares of our Class A common stock at our option, after consultation with of our advisor. If our advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or, if net asset values have not yet been published, as is currently the case, $10.00 per share, which is the price at which our Class A shares were being sold in our initial public offering. For 2015, we elected to pay our advisor in shares of our Class A common stock. For both the three and six months ended June 30, 2015 and 2014, our advisor received its asset management fees in shares of our Class A common stock. At June 30, 2015, our advisor owned 548,464 shares, or 0.4%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

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

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class C common stock, which it may re-allow to selected dealers. The amount of the shareholder servicing fee is 1.0% of the selling price per share (or, once published, the amount of our net asset value) for the Class C common stock in our initial public offering. The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, reaches 10.0% of the gross proceeds from our initial public offering, which it has not yet reached. The shareholder servicing fee is included in General and administrative expenses in the consolidated financial statements.

Acquisition and Disposition Fees

Our advisor receives acquisition fees, a portion of which is payable upon acquisition and the payment of the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments other than those in readily-marketable real estate securities purchased in the secondary market, for which our advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements. The total acquisition fees to be paid (initial and subordinated, and including interest thereon) may not exceed 6.0% of the aggregate contract purchase price of all investments and loans.

In addition, pursuant to the advisory agreement, our advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by our advisor, including Corporate Property Associates 17 – Global

CPA®:18 – Global 6/30/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Incorporated, or CPA®:17 – Global, or, together with us, the CPA® REITs, Carey Watermark Investors Incorporated, or CWI, and Carey Watermark Investors 2 Incorporated, or CWI 2. Our advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues and those of WPC, CPA®:17 – Global, CWI, and CWI 2.

We reimburse our advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our advisor for the cost of personnel if these personnel provide services for transactions for which our advisor receives a transaction fee, such as acquisitions and dispositions. Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 2.4% for 2015 and 2.2% for 2016, of pro rata lease revenues for each year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to our advisor’s legal transactions group are based on a schedule of expenses for different types of transactions, including 0.25% of the total investment cost of an acquisition. Personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

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

Jointly-Owned Investments and Other Transactions with our Affiliate

At June 30, 2015, we owned interests in four jointly-owned investments, with the remaining interests held by our affiliate CPA®:17 – Global. The amounts listed below are the original investment amounts at the closing of each respective investment as follows:

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

We consolidate all of the above joint ventures because we are either the majority equity holder and/or control the significant activities of the ventures. Additionally, no other parties, including CPA®:17 – Global, hold any rights that overcome our control. We account for CPA®:17 – Global’s share of these investments as noncontrolling interests.

CPA®:18 – Global 6/30/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Land	$170,340	$104,604
Buildings	691,192	639,131
Less: Accumulated depreciation	(20,368)	(10,875)
	$841,164	$732,860

The carrying value of our Real estate decreased $32.7 million from December 31, 2014 to June 30, 2015, due to the strengthening of the U.S. dollar relative to foreign currencies during the same period.

Operating Real Estate

Operating real estate, which consists of our self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Land	$65,533	$28,040
Buildings	294,082	105,556
Less: Accumulated depreciation	(4,435)	(939)
	$355,180	$132,657

During the six months ended June 30, 2015, we acquired 28 new investments. Of these investments, four were deemed to be asset acquisitions, 22 were considered to be business combinations, one was deemed to be a direct finance lease (Note 6), and one was deemed to be an equity investment. We refer to these investments as our 2015 Acquisitions.

Asset Acquisitions

See the Real Estate Under Construction section below for more information regarding our asset acquisitions.

The purchase price for each of our asset acquisitions were allocated to the assets acquired and liabilities assumed based upon their preliminary fair values. The information for such allocation is based on the best estimates of management as of the date of this Report. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of these assets acquired and liabilities assumed are subject to change.

Business Combinations

Business Combinations — Net-Leased Properties

During the six months ended June 30, 2015, we acquired the following investments that were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, and expensed aggregate acquisition costs of $23.8 million.

COOP — On May 28, 2015, we acquired a 90% controlling interest in a jointly-owned investment with a third party that purchased a retail site located in Oslo, Norway from an unaffiliated third party, COOP Norge Eindom, for $98.0 million, which is based on the exchange rate of the Norwegian krone on the date of acquisition. This is a multi-tenant facility with the largest tenant being COOP Ost AS, or COOP, which is an affiliate of COOP Norge Eindom. Our joint-venture partner is the third-party asset manager. We incurred debt at closing through the issuance of privately-placed bonds in the amount of $64.2 million, which is based on the exchange rate of the Norwegian krone on the date of acquisition (Note 10). This investment was a share transaction, and as a result, we assumed the historical tax basis of the property owned by the entity that we purchased and, therefore, we recorded a deferred tax liability of $16.7 million and goodwill of $12.5 million (Note 7).

CPA®:18 – Global 6/30/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Core-Mark — On May 27, 2015, we acquired a warehouse facility located in Plymouth, Minnesota from an unaffiliated third-party group of sellers for $15.0 million. The facility is leased to Minter-Weisman Co., d/b/a Core-Mark International. On May 29, 2015, we entered into a mortgage loan in the amount of $10.5 million for this property (Note 10).

Intuit Inc. — On April 28, 2015, we acquired an office facility located in Plano, Texas from an unaffiliated third party for $33.7 million. The building is leased to Intuit Inc. We simultaneously entered into a mortgage loan in the amount of $21.9 million (Note 10).

Republic — On April 17, 2015, we acquired a facility located in Freetown, Massachusetts from an unaffiliated third party for $3.7 million. The facility is leased to Republic Services Environmental Solutions LLC and guaranteed by Republic Services, Inc., which will expand and redevelop the facility into a specialized-materials recycling plant later this year.

Broadfold — On March 24, 2015, we acquired a light industrial site located in Aberdeen, United Kingdom from an unaffiliated third party for $6.8 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. The site is fully occupied by three tenants. We intend to engage an unaffiliated third party to act as the asset manager for this property.

Business Combinations — Operating Properties

During the six months ended June 30, 2015, we entered into 14 self-storage investments and three multi-family investments, which are considered to be operating properties, at a total cost of $242.2 million.

Self-Storage Properties

We acquired the following self-storage properties, aggregating $138.2 million, during the six months ended June 30, 2015, which we refer to as our 2015 Self Storage Acquisitions:

•	$3.5 million for a facility in St. Peters, Missouri on June 17, 2015;

•	$13.7 million for two facilities in Sarasota, Florida on June 16, 2015;

•	$9.4 million for a facility in Panama City Beach, Florida on May 26, 2015;

•	$9.8 million for a facility in Las Vegas, Nevada on May 18, 2015;

•	$4.0 million for a facility in Crystal Lake, Illinois on May 12, 2015;

•	$10.1 million for a facility in Louisville, Kentucky on April 29, 2015;

•	$36.3 million for seven facilities in California on April 10, 2015;

•	$6.1 million for two facilities in Lilburn and Stockbridge, Georgia on April 2, 2015;

•	$4.0 million for a facility in Panama City Beach, Florida on March 10, 2015;

•	$6.0 million for a facility in Lady Lake, Florida on February 25, 2015;

•	$3.0 million for a facility in Sebastian, Florida on February 18, 2015;

•	$7.5 million for a facility in Tallahassee, Florida on February 4, 2015;

•	$9.2 million for a facility in Valrico, Florida on January 29, 2015; and

•	$15.6 million for a facility in Naples, Florida on January 28, 2015.

In connection with these self-storage property transactions, we incurred acquisition expenses totaling $8.0 million, which are included in Acquisition expenses in the consolidated financial statements. During the six months ended June 30, 2015, we obtained mortgage loans totaling $101.8 million related to our self-storage investments (Note 10).

Multi-Family Properties

We acquired the following multi-family properties, aggregating $104.0 million during the six months ended June 30, 2015.

Grand Estates — On June 8, 2015, we acquired a 97% controlling interest in Grand Estates Apartments, or Grand Estates, a 408-unit multi-family property located in San Antonio, Texas, for $42.5 million. The transaction was completed with two joint-venture partners, one of which has been engaged to be the property manager. We simultaneously entered into a mortgage loan in the amount of $29.8 million (Note 10).

Pinnacle Ridge — On January 15, 2015, we acquired a 97% controlling interest in Pinnacle Ridge Apartments, a 350-unit multi-family property located in Durham, North Carolina, for $34.3 million. The transaction was completed with two joint-

CPA®:18 – Global 6/30/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

venture partners, one of which has been engaged to be the property manager. We simultaneously entered into a mortgage loan in the amount of $24.0 million (Note 10).

Brantley Pines — On January 15, 2015, we acquired a 97% controlling interest in Brantley Pines Apartments, a 296-unit multi-family property located in Fort Myers, Florida, for $27.2 million. The transaction was completed with two joint-venture partners, one of which has been engaged to be the property manager. We simultaneously entered into a mortgage loan in the amount of $19.0 million (Note 10).

In connection with our multi-family property transactions, we incurred acquisition expenses totaling $6.0 million, which are included in Acquisition expenses in the consolidated financial statements.

The following tables present a summary of assets acquired and liabilities assumed in these business combinations at the date of acquisition, and revenues and earnings thereon since their respective dates of acquisition through June 30, 2015 (in thousands):

	2015 Business Combinations (a)
	COOP	Other Net-Leased Properties	Operating Properties	Total
Cash consideration	$88,331	$59,228	$240,361	$387,920
Assets acquired at fair value:
Land	$59,595	$7,900	$37,495	$104,990
Buildings	33,049	43,034	187,145	263,228
In-place lease intangible assets	4,618	16,033	18,260	38,911
Above-market rent intangible assets	—	105	137	242
Other assets acquired	5,777	—	135	5,912
	103,039	67,072	243,172	413,283
Liabilities assumed at fair value:
Below-market rent intangible liabilities	(63)	(7,817)	(85)	(7,965)
Deferred tax liability	(16,708)	—	—	(16,708)
Other liabilities assumed	(715)	(27)	(881)	(1,623)
	(17,486)	(7,844)	(966)	(26,296)
Total identifiable net assets	85,553	59,228	242,206	386,987
Amounts attributable to noncontrolling interests	(9,706)	—	(1,845)	(11,551)
Goodwill (Note 7)	12,484	—	—	12,484
	$88,331	$59,228	$240,361	$387,920

	COOP	Other Net-Leased Properties	Operating Properties
	May 28, 2015 through June 30, 2015	Respective Acquisition Dates through June 30, 2015	Respective Acquisition Dates through June 30, 2015	Total
Revenues	$557	$887	$6,825	$8,269

Net loss	$(5,973)	$(3,395)	$(13,201)	$(22,569)
Net loss attributable to noncontrolling interests	145	—	20	165
Net loss attributable to CPA®:18 – Global stockholders	$(5,828)	$(3,395)	$(13,181)	$(22,404)
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

CPA®:18 – Global 6/30/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the significant acquisitions deemed business combinations that we completed during the three and six months ended June 30, 2015 and 2014, and any new financings related to these acquisitions, had occurred on January 1, 2014 and 2013, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014 and 2013, nor does it purport to represent the results of operations for future periods.

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma total revenues (a)	$32,598	$20,023	$64,355	$39,034

Pro forma net loss (b)	$(3,365)	$(3,239)	$(10,164)	$(24,801)
Pro forma net income attributable to noncontrolling interests	(2,329)	(1,011)	(3,799)	(623)
Pro forma net loss attributable to CPA®:18 – Global	$(5,694)	$(4,250)	$(13,963)	$(25,424)

Pro forma loss per Class A share:
Net loss attributable to CPA®:18 – Global	$(3,920)	$(3,683)	$(10,226)	$(23,162)
Pro forma basic and diluted weighted-average shares outstanding (c)	102,602,467	80,411,245	102,307,465	65,209,335
Pro forma basic and diluted loss per share	$(0.04)	$(0.05)	$(0.10)	$(0.36)

Pro forma loss per Class C share:
Net loss attributable to CPA®:18 – Global	$(1,774)	$(567)	$(3,737)	$(2,262)
Pro forma basic and diluted weighted-average shares outstanding (c)	29,033,036	6,224,784	25,729,488	5,078,363
Pro forma basic and diluted loss per share	$(0.06)	$(0.09)	$(0.15)	$(0.45)
___________

(a)	Pro forma total revenues includes revenues from lease contracts based on the terms in place at June 30, 2015 and do not include adjustments to contingent rental amounts.

(b)
The pro forma table above presents acquisition expenses related to our significant business combinations that we completed during the six months ended June 30, 2015 and 2014, as if they were incurred on January 1, 2014 and 2013, respectively.

(c)
The pro forma basic and diluted weighted-average shares outstanding were determined as if the number of shares issued in our initial public offering in order to raise the funds used for our business combinations that we completed during the six months ended June 30, 2015 and 2014, were issued on January 1, 2014 and 2013, respectively. We assumed that we would have issued Class A shares to raise such funds.

CPA®:18 – Global 6/30/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Beginning balance	$2,258	$—
Capitalized funds	106,303	20,617
Foreign currency translation adjustments and other	1,029	—
Capitalized interest	650	143
Placed into service	(730)	(18,502)
Ending balance	$109,510	$2,258

Capitalized Funds — During the six months ended June 30, 2015, total capitalized funds related to our build-to-suit projects were comprised primarily of initial funding of $98.5 million and construction draws of $7.8 million.

Placed into Service — During the six months ended June 30, 2015, we placed $0.7 million into service related to one build-to-suit project.

Ending Balance — At June 30, 2015 and December 31, 2014, we had seven and two open build-to-suit projects, respectively, with aggregate unfunded commitments totaling approximately $201.7 million and $9.7 million, respectively.

Acquisitions

During the six months ended June 30, 2015, we entered into four build-to-suit investments, which were deemed to be asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with the acquisitions, at a total cost of $96.9 million, including acquisition-related costs and fees of $12.6 million, which were capitalized.

Melia — On June 22, 2015, we invested in a build-to-suit joint venture with a third party to fund the completion of a hotel located in Hamburg, Germany for $7.2 million, which is based on the exchange rate of the euro on the date of investment. This hotel is currently under construction and is expected to be completed in early 2017. Upon completion of this hotel, our total investment is expected to be approximately $31.6 million. The hotel will be leased to Melia Hotels International, S. A. upon completion.

Marriott — On May 8, 2015, we invested in a build-to-suit joint venture with a third party to finance the completion of a Marriott hotel located in Munich, Germany for $50.7 million, which is based on the exchange rate of the euro on the date of acquisition. This hotel is currently under construction and is expected to be completed in early 2016. Upon completion of this hotel, our total investment is expected to be approximately $81.6 million. Since the joint-venture partner does not have any equity at risk and we, a non-equity holder, will fully fund and control this development project, this joint venture is considered to be a VIE that we will consolidate.

Rabobank — On March 20, 2015, we invested in and funded the first draw of a build-to-suit joint venture with a third party on a site located in Eindhoven, the Netherlands for $21.7 million, which is based on the exchange rate of the euro on the date of acquisition. Upon completion of this project, our total investment is expected to be approximately $91.1 million. This acquisition includes the development of an office building (including parking spaces) in two phases that are due for completion in April 2017 and March 2019. We will acquire additional equity in the entity developing the building in stages throughout the construction period. We consolidate this joint venture as we are expected to fund and control all of the construction and related activities, and will fully own this property upon completion.

CPA®:18 – Global 6/30/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Reading — On February 19, 2015, we invested in a build-to-suit joint venture with a third party on a student housing development site located in Reading, United Kingdom for $17.3 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. We acquired 96% of the equity of this investment at closing. This acquisition includes an existing office building and its redevelopment into a student housing facility, which is due for completion in August 2016. Upon completion of this project, our total investment is expected to be approximately $45.6 million.

A portion of the transaction fees capitalized include current and deferred acquisition fees paid and payable, respectively, to our advisor (Note 4).

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Minimum lease payments receivable	$94,435	$86,338
Unguaranteed residual value	58,908	45,473
	153,343	131,811
Less: unearned income	(94,314)	(86,229)
	$59,029	$45,582

Cardiff — On June 16, 2015, we invested in a joint venture with a third party for an office building located in Cardiff, United Kingdom for $13.2 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. We acquired 94.5% of the equity of this investment at closing, which we consolidate. This property is currently occupied by a single tenant and will be redeveloped into a student housing facility upon the existing tenant vacating the building.

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $1.0 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $2.0 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, Other assets, net included $0.1 million of accounts receivable related to amounts billed under our direct financing leases. We did not have any outstanding receivables related to direct financing leases at December 31, 2014.

Note Receivable

On July 21, 2014, we acquired a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities originated by Cantor Fitzgerald on the Cipriani banquet halls in New York, New York. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. We will receive interest-only payments at a rate of 10% per annum. At both June 30, 2015 and December 31, 2014, the balance for this note receivable remained $28.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both June 30, 2015 and December 31, 2014, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the six months ended June 30, 2015 or the year ended December 31, 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2015.

CPA®:18 – Global 6/30/2015 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
1	1	—	$13,434	$—
2	1	1	9,015	8,962
3	4	4	64,580	64,620
4	—	—	—	—
5	—	—	—	—
	0		$87,029	$73,582

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

In connection with our investment activity during the six months ended June 30, 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	6.4	$38,911
Above-market rent	7.9	242
		$39,153
Amortizable Intangible Liabilities
Below-market rent	11.2	$(7,965)

Goodwill is included in the consolidated financial statements. The following table presents a reconciliation of our goodwill (in thousands):

Six Months Ended June 30, 2015
Balance at January 1, 2015	$9,692
Acquisition of investment accounted for as business combination	12,906
Foreign currency translation	(1,148)
Balance at June 30, 2015	$21,450

CPA®:18 – Global 6/30/2015 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$210,105	$(23,298)	$186,807	$177,970	$(10,335)	$167,635
Below-market ground lease	14,548	(244)	14,304	15,790	(167)	15,623
Above-market rent	10,208	(792)	9,416	10,424	(380)	10,044
	234,861	(24,334)	210,527	204,184	(10,882)	193,302
Unamortizable Intangible Assets
Goodwill	21,450	—	21,450	9,692	—	9,692
Total intangible assets	$256,311	$(24,334)	$231,977	$213,876	$(10,882)	$202,994

Amortizable Intangible Liabilities
Below-market rent	$(14,280)	$698	$(13,582)	$(6,276)	$347	$(5,929)
Above-market ground lease	(129)	1	(128)	(127)	—	(127)
Total intangible liabilities	$(14,409)	$699	$(13,710)	$(6,403)	$347	$(6,056)

Net amortization of intangibles, including the effect of foreign currency translation, was $7.2 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, and $13.3 million and $3.7 million for the six months ended June 30, 2015 and 2014, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease intangibles is included in Depreciation and amortization expense.

Based on the intangible assets and liabilities recorded at June 30, 2015, scheduled annual net amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization/Property Expenses	Net
2015 (remaining)	$(157)	$15,759	$15,602
2016	(325)	26,370	26,045
2017	(370)	17,138	16,768
2018	(418)	15,068	14,650
2019	(428)	14,562	14,134
Thereafter	(2,468)	112,086	109,618
	$(4,166)	$200,983	$196,817

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

CPA®:18 – Global 6/30/2015 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts, an interest rate cap, and foreign currency collars (Note 9). These derivatives were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and six months ended June 30, 2015 and 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$861,698	$874,424	$521,712	$540,577
Note receivable (b)	3	28,000	28,000	28,000	28,000
Deferred acquisition fees payable (c)	3	26,115	25,264	17,525	17,520
___________

(a)
We determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate.

(b)	We estimated that the fair value of the note receivable approximated its carrying value.

(c)
We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread of 205 basis points and an illiquidity adjustment of 75 basis points. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2015 and December 31, 2014.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other investments due to changes in interest rates or other market factors. We own international investments primarily in Europe and are subject to risks associated with fluctuating foreign currency exchange rates.

CPA®:18 – Global 6/30/2015 10-Q – 24

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in its fair value and/or the net settlement of the derivative are reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive income (loss) into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2015 and December 31, 2014, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Foreign currency forward contracts and collars	Other assets, net	$5,580	$3,664	$—	$—
Interest rate cap	Other assets, net	31	—	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(37)	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,999)	(2,501)
		$5,611	$3,664	$(2,036)	$(2,501)

CPA®:18 – Global 6/30/2015 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014 (a)	2015	2014 (a)
Interest rate swaps	$1,284	$(647)	$502	$(1,019)
Foreign currency forward contracts and collars	(1,019)	178	1,789	(113)
Interest rate cap	(13)	—	(13)	—
Derivatives in Net Investment Hedging Relationship (b)
Foreign currency forward contracts	10	—	90	—
Total	$262	$(469)	$2,368	$(1,132)
___________

(a)
When originally filed, the amounts included in these columns for the three and six months ended June 30, 2014 included amounts with the signs reversed. These amounts are revised to present the correct sign designation.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) on Derivatives into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2015	2014	2015	2014
Foreign currency forward contracts	Other income and (expenses)	$306	$—	$562	$—
Interest rate swaps	Interest expense	(299)	(177)	(600)	(288)
Total		$7	$(177)	$(38)	$(288)

Interest Rate Swaps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain non-recourse variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged.

The interest rate swaps and cap that our consolidated subsidiaries had outstanding at June 30, 2015 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2015 (a)
Interest rate swaps	6	42,907	USD	$(1,955)
Interest rate swaps	1	5,505	GBP	(44)
Interest rate cap	1	16,400	USD	31
				$(1,968)
___________

(a)	Fair value amount is based on the exchange rate of the British pound sterling at June 30, 2015, as applicable.

CPA®:18 – Global 6/30/2015 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the Norwegian krone and the British pound sterling. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent that there is a difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2015 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2015 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts and collars	62	26,648	EUR	$3,894
Foreign currency forward contracts and collars	58	124,333	NOK	1,581
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	5	8,320	NOK	68
				$5,543
___________

(a)	Fair value amounts are based on the exchange rate of the euro or the Norwegian krone, as applicable, at June 30, 2015.

Credit Risk-Related Contingent Features

Amounts reported in Other comprehensive income (loss) related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At June 30, 2015, we estimated that an additional $1.0 million and $1.1 million will be reclassified as Interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2015. At June 30, 2015, our total credit exposure was $5.6 million and the maximum exposure to any single counterparty was $3.8 million.

Some of our agreements with derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $2.1 million and $2.6 million at June 30, 2015 and December 31, 2014, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at June 30, 2015 or December 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.2 million and $2.7 million, respectively.

CPA®:18 – Global 6/30/2015 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Non-Recourse Debt and Bonds Payable

Debt consists of mortgage notes and bonds payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $1.2 billion and $752.6 million at June 30, 2015 and December 31, 2014, respectively. The following table presents a summary of the non-recourse mortgage loans and bonds payable on our real estate property investments (dollars in thousands):

				Carrying Amount at
Tenant/Property	Interest Rate	Rate Type	Maturity Date	June 30, 2015	December 31, 2014
Non-Recourse Debt:
Infineon Technologies AG	3.1%	Fixed	2/28/2017	$12,498	$13,756
Self-storage – Multiple properties (a) (b) (c)	1.8%	Variable	5/1/2018	16,400	—
Truffle Portfolio/Oakbank Portfolio (b)	3.9%	Variable	12/11/2019	11,544	11,401
Club Med Albion Resorts, or Albion Resorts (d)	4.0%	Fixed	2/26/2020	26,854	19,264
Konzum d.d.	5.8%	Fixed	12/31/2020	33,654	37,038
Bank Pekao S.A.	3.3%	Fixed	3/10/2021	59,693	64,852
Dupont Place Apartments (c)	3.8%	Fixed	11/1/2021	14,140	14,140
Gentry’s Walk (c)	3.8%	Fixed	11/1/2021	15,330	15,330
Brantley Pines (a)	3.8%	Fixed	2/1/2022	19,040	—
Pinnacle Ridge (a)	3.2%	Fixed	2/1/2022	24,045	—
Royal Vopak NV	2.2%	Fixed	2/9/2022	38,186	—
State Farm Automobile Company (c)	4.5%	Fixed	9/10/2023	72,800	72,800
Crowne Group Inc. (b)	5.5%	Variable	12/30/2023	15,762	15,967
Self-storage – Multiple properties (e)	4.9%	Fixed	2/1/2024	14,500	14,500
Automobile Protection Corporation (b)	5.1%	Variable	2/5/2024	3,703	3,752
Solo Cup Operating Company (c)	5.1%	Fixed	2/6/2024	47,250	47,250
Swift Spinning Inc.	5.0%	Fixed	5/1/2024	7,682	7,738
Janus International (b)	4.9%	Variable	5/5/2024	11,538	11,538
Bell Telephone Company	4.6%	Fixed	6/11/2024	8,000	8,000
Self-storage – Multiple properties (f)	4.4%	Fixed	10/11/2024	23,000	23,000
Cooper Tire & Rubber Company (b)	4.7%	Variable	10/31/2024	6,704	6,704
Barnsco Inc. (b)	4.5%	Variable	11/14/2024	5,200	5,200
Alliant Techsystems Inc.	4.2%	Fixed	1/6/2025	27,650	27,650
Belk Inc.	4.3%	Fixed	2/10/2025	28,225	—
Self-storage – Multiple properties (a) (g)	4.3%	Fixed	3/11/2025	48,139	—
Self-storage – Multiple properties (a) (h)	4.3%	Fixed	6/11/2025	37,246	—
Core-Mark (a) (c)	4.4%	Fixed	6/11/2025	10,500	—
Grand Estates (a)	4.1%	Fixed	7/1/2025	29,750	—
Midcontinent Independent System Operator, Inc.	4.0%	Fixed	3/6/2026	9,750	—
North American Lighting Inc.	4.8%	Fixed	5/6/2026	7,317	7,325
Intuit Inc. (a) (c)	4.0%	Fixed	7/6/2026	21,900	—
Air Enterprises	5.3%	Fixed	4/1/2039	3,223	3,257
				$711,223	$430,462
Bonds Payable:
Apply Sorco AS	4.4%	Fixed	10/31/2021	$45,565	$48,151
COOP (a) (c) (i)	4.2%	Fixed	5/28/2025	63,639	—
Siemens AS (j)	3.5%	Variable	12/15/2025	41,271	43,099
				$150,475	$91,250

CPA®:18 – Global 6/30/2015 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

_________

(a)
These mortgage loans and bonds payable were entered into or assumed in conjunction with the 2015 Acquisitions as described in Note 5. During the six months ended June 30, 2015, we capitalized $3.7 million of deferred financing costs related to these loans and bonds payable. We amortize deferred financing costs over the term of the related mortgage loan and bonds payable using a method that approximates the effective interest method.

(b)
These mortgage loans have variable interest rates, which have been effectively converted to fixed rates through the use of interest rate swaps or a cap (Note 9). The interest rates presented for these mortgage loans reflect the interest rate swaps or cap in effect at June 30, 2015.

(c)	These mortgage loans have payments that are interest-only until their respective maturity dates.

(d)	On February 27, 2015, we completed the refinancing of our Albion Resorts mortgage loans and consolidated them into one mortgage loan.

(e)	This mortgage loan is allocated between our St. Petersburg Self Storage and Kissimmee Self Storage investments, which are jointly and severally liable for any possible defaults on the loan.

(f)	This mortgage loan is allocated to the six self-storage properties purchased from July 22, 2014 through October 9, 2014.

(g)	On February 18, 2015, we obtained a mortgage loan for $48.1 million, which was allocated to nine self-storage properties purchased from October 28, 2014 through February 18, 2015.

(h)	On May 27, 2015, we obtained a mortgage loan for $37.2 million, which was allocated to several of the self-storage properties purchased from February 4, 2015 through May 26, 2015.

(i)
In conjunction with our COOP investment (Note 5), on May 28, 2015, we issued privately-placed bonds totaling $64.2 million, which is based on the exchange rate of the Norwegian krone at that date. These bonds are collateralized by the COOP property; have a fixed coupon of 4.2% and a maturity date of May 28, 2025.

(j)	This bond is inflation-linked to the consumer price index, or CPI, of Norway, and the annual principal balance will increase as that inflation index increases.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$1,207
2016	2,878
2017	15,404
2018	20,024
2019	15,436
Thereafter through 2039	805,571
860,520
Unamortized premium	1,178
Total	$861,698

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2015. The carrying value of our Non-recourse debt and Bonds payable decreased $18.8 million from December 31, 2014 to June 30, 2015, due to the strengthening of the U.S. dollar relative to foreign currencies during the same period.

Note 11. Commitments and Contingencies

At June 30, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 5 for unfunded construction commitments.

CPA®:18 – Global 6/30/2015 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Loss Per Share and Equity

Basic and Diluted Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	101,460,830	$(14,961)	$(0.15)	77,300,223	$(3,907)	$(0.05)
Class C common stock	29,033,036	(4,946)	(0.17)	6,126,012	(451)	(0.07)
Net loss attributable to CPA®:18 – Global		$(19,907)			$(4,358)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	101,053,789	$(24,673)	$(0.24)	57,778,351	$(17,307)	$(0.30)
Class C common stock	25,729,488	(7,447)	(0.29)	4,979,591	(1,721)	(0.35)
Net loss attributable to CPA®:18 – Global		$(32,120)			$(19,028)

The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For the three and six months ended June 30, 2015, the allocation for Class A common stock excludes shareholder servicing fees of $0.7 million and $1.2 million, respectively, which is only applicable to Class C common stock (Note 4). For the three and six months ended June 30, 2014, the allocation for Class A common stock excludes shareholder servicing fees of $0.1 million and $0.2 million, respectively.

Distributions

During the first quarter of 2015, our board of directors declared distributions at a daily rate of $0.0017170 per share for our Class A common stock and $0.0014601 per share for our Class C common stock for the quarter ending June 30, 2015. The distributions in the amount of $19.7 million were paid on July 15, 2015 to stockholders of record on each day during the period. As a result of the completion of our initial public offering, beginning with the third quarter of 2015 we will no longer calculate our distributions based upon daily record and distribution declaration dates, but upon quarterly record and distribution declaration dates.

Distributions are declared at the discretion of our board of directors and are not guaranteed. Until we substantially invest the net proceeds of our initial public offering, we expect that distributions will be paid primarily from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

CPA®:18 – Global 6/30/2015 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$3,178	$(49,654)	$(46,476)
Other comprehensive income (loss) before reclassifications	259	12,152	12,411
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	299	—	299
Other income and (expenses)	(306)	—	(306)
Net current-period Other comprehensive income (loss)	252	12,152	12,404
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	(1,889)	(1,889)
Ending balance	$3,430	$(39,391)	$(35,961)

	Three Months Ended June 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(882)	$164	$(718)
Other comprehensive income (loss) before reclassifications	(646)	(1,415)	(2,061)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	177	—	177
Net current-period Other comprehensive income (loss)	(469)	(1,415)	(1,884)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	175	175
Ending balance	$(1,351)	$(1,076)	$(2,427)

CPA®:18 – Global 6/30/2015 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,152	$(22,093)	$(20,941)
Other comprehensive income (loss) before reclassifications	2,240	(21,478)	(19,238)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	600	—	600
Other income and (expenses)	(562)	—	(562)
Net current-period Other comprehensive income (loss)	2,278	(21,478)	(19,200)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	4,180	4,180
Ending balance	$3,430	$(39,391)	$(35,961)

	Six Months Ended June 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(219)	$125	$(94)
Other comprehensive income (loss) before reclassifications	(1,420)	(1,700)	(3,120)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	288	—	288
Net current-period Other comprehensive income (loss)	(1,132)	(1,700)	(2,832)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	499	499
Ending balance	$(1,351)	$(1,076)	$(2,427)

Note 13. Subsequent Events

Subsequent to June 30, 2015 and through August 19, 2015, we purchased six additional properties totaling approximately $109.8 million (excluding acquisition costs) and obtained $116.2 million of new financing. Of these six properties, three are self-storage facilities, two are office buildings, and one is a multi-family property.

It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for these transactions given the short period of time between the acquisition dates and the filing of this Report.

CPA®:18 – Global 6/30/2015 10-Q – 32

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

Business Overview

As described in more detail in Item 1 of the 2014 Annual Report, we are a publicly-owned, non-listed REIT that invests primarily in commercial properties net-leased to companies domestically and internationally. On May 7, 2013, our Registration Statement was declared effective by the SEC and we commenced our initial public offering of up to $1.4 billion of common stock, in any combination of Class A and Class C shares, including $150.0 million in shares of common stock pursuant to our distribution reinvestment plan at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. The per share amount of distributions on shares of Class A and Class C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will be lower than distributions on shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees (Note 4).

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

Investment and Financing Activity

Subsequent to June 30, 2015 through August 19, 2015, we purchased six additional properties totaling approximately $109.8 million excluding acquisition costs and obtained $116.2 million of new financing. Of these six properties, three are self-storage facilities, two are office buildings, and one is a multi-family property.

Foreign Currency Fluctuation

We own investments outside the United States, primarily in Europe, and as a result, we are subject to the risk from the effects of exchange rate movements in various foreign currencies, primarily the euro. The average exchange rate of the U.S. dollar in relation to the euro decreased by approximately 19.0% and 18.6% during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, resulting in a negative impact on the results of operations for our euro-denominated investments during the three and six months ended June 30, 2015, as compared to the same periods in 2014. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivative instruments such as foreign currency forward contracts. We also try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the euro by incurring debt denominated in the euro, including euro-denominated non-recourse debt (Note 9).

CPA®:18 – Global 6/30/2015 10-Q – 33

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial properties and other real estate-related assets. We expect to make these investments both domestically and outside of the United States. See below for more details regarding our portfolio at June 30, 2015. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly-owned investments.

Portfolio Summary

	June 30, 2015	December 31, 2014
Number of net-leased properties	56	47
Number of operating properties (a)	43	16
Number of tenants (b)	88	73
Total square footage (in thousands) (c)	12,475	8,942
Occupancy — Single-tenant (b) (c)	100.0%	100.0%
Occupancy — Multi-tenant (c) (d)	91.4%	91.0%
Weighted-average lease term — Single-tenant properties (in years) (b) (c)	13.2	13.2
Weighted-average lease term — Multi-tenant properties (in years) (c) (d)	7.6	8.3
Number of countries	9	8
Total assets (in thousands)	$2,032,196	$1,615,884
Net investments in real estate (in thousands)	1,392,883	941,357
Funds raised — cumulative to date (in thousands)	1,243,518	1,143,111

	Six Months Ended June 30,
(dollars in thousands, except exchange rate)	2015	2014
Acquisition volume — consolidated (e) (f)	$686,258	$468,484
Acquisition volume — pro rata (c) (e) (f)	690,641	390,343
Financing obtained — consolidated	371,777	275,710
Financing obtained — pro rata (c)	363,176	230,574
Average U.S. dollar/euro exchange rate (g)	1.1162	1.3712
Increase in the U.S. CPI (h)	1.6%	2.3%
Increase in the Harmonized Index of Consumer Prices (h)	0.7%	0.3%
Increase in the Norwegian CPI (h)	1.5%	1.0%
__________

(a)	At June 30, 2015, our operating portfolio consisted of 37 wholly-owned self-storage properties, five multi-family properties, and one student housing development.

(b)
Represents our single-tenant and multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum annualized base rent, or ABR, for the property.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata metrics.

(d)	Represents our multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties.

(e)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(f)	Amount includes acquisition-related expenses, which were included in Acquisition expenses in the consolidated financial statements.

(g)
The average conversion rate for the U.S. dollar in relation to the euro decreased during the six months ended June 30, 2015 as compared to the same period in 2014, resulting in a negative impact on earnings in 2015 from our euro-denominated investments.

(h)	Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI or other similar indices.

CPA®:18 – Global 6/30/2015 10-Q – 34

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at June 30, 2015. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

	Consolidated		Pro Rata
Tenant/Lease Guarantor	ABR	Percent	ABR	Percent
Bank Pekao S.A. (a)	$8,413	10%	$4,206	6%
State Farm Automobile Co.	7,097	9%	3,549	5%
Konzum d.d. (a)	6,325	8%	5,060	7%
Solo Cup Operating Company	5,646	7%	5,646	8%
Apply Sorco AS (a)	5,599	7%	2,855	4%
Albion Resorts (a)	4,873	6%	4,873	7%
Siemens AS (a)	4,560	6%	4,560	7%
Royal Vopak NV (a)	3,774	5%	3,774	5%
COOP Ost AS (a)	3,595	4%	3,595	5%
Alliant Techsystems Inc.	3,199	3%	3,199	5%
Total	$53,081	65%	$41,317	59%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
Midwest (a)	$16,036	20%	$16,036	23%
South (b)	13,228	16%	9,679	14%
East	4,159	5%	4,159	6%
West	404	1%	404	1%
U.S. Total	33,827	42%	30,278	44%

International
Norway (c)	16,371	20%	13,627	20%
Poland (d)	8,544	10%	4,272	6%
Croatia (e)	6,325	8%	5,061	7%
United Kingdom	5,145	6%	5,145	7%
The Netherlands (f)	4,930	6%	4,930	7%
Mauritius (g)	4,873	6%	4,873	7%
Germany	1,476	2%	1,476	2%
International Total	47,664	58%	39,384	56%

Total	$81,491	100%	$69,662	100%

CPA®:18 – Global 6/30/2015 10-Q – 35

__________

(a)	Pro rata ABR for the Midwest region contains a concentration of 8% for our Solo Cup Operating Company property located in Illinois.

(b)	Pro rata ABR for the South region contains a concentration of 5% for our State Farm Automobile Co. property located in Texas.

(c)	Pro rata ABR for Norway contains a concentration of 7% for our Siemens AS property and 5% for our COOP Ost AS property.

(d)	Pro rata ABR for Poland contains a concentration of 6% for our Bank Pekao S.A. property.

(e)	Pro rata ABR for Croatia contains a concentration of 7% for our Konzum d.d. properties.

(f)	Pro rata ABR for the Netherlands contains a concentration of 5% for our Royal Vopak NV property.

(g)	Pro rata ABR for Mauritius contains a concentration of 7% for our Albion Resorts property.

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$41,057	50%	$30,493	44%
Retail	12,249	15%	10,984	16%
Industrial	11,875	15%	11,875	17%
Warehouse	11,437	14%	11,437	16%
Hotel	4,873	6%	4,873	7%
Total	$81,491	100%	$69,662	100%

CPA®:18 – Global 6/30/2015 10-Q – 36

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Grocery	$9,920	12%	$8,655	12%
Banking	8,413	10%	4,206	6%
Insurance	7,590	9%	4,041	6%
Business Services	6,833	8%	4,090	6%
Containers, Packaging, and Glass	5,646	7%	5,646	8%
Capital Equipment	5,416	7%	5,416	8%
Hotel, Gaming, and Leisure	4,954	6%	4,914	7%
Retail Stores	4,836	6%	4,836	7%
Construction and Building	4,537	6%	4,537	7%
Oil and Gas	4,497	6%	4,497	6%
Metals and Mining	3,199	4%	3,199	5%
High Tech Industries	3,027	4%	3,027	4%
Consumer Services	1,962	2%	1,962	3%
Automotive	1,891	2%	1,891	3%
Utilities: Electric	1,476	2%	1,476	2%
Consumer Goods: Non-Durable	1,264	2%	1,264	2%
Sovereign and Public Finance	1,116	2%	1,116	2%
Wholesale	1,101	1%	1,101	2%
Telecommunications	1,021	1%	996	1%
Energy: Electricity	997	1%	997	1%
Transportation: Cargo	914	1%	914	1%
Other (a)	881	1%	881	1%
Total	$81,491	100%	$69,662	100%
__________

(a)	Includes ABR from tenants in the following industries: environmental industries; consumer goods: durable; and media: advertising, printing, and publishing.

CPA®:18 – Global 6/30/2015 10-Q – 37

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration (b)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2015	5	$166	—%	5	$164	—%
2016	3	112	—%	3	72	—%
2017	4	415	1%	4	415	1%
2018	7	296	—%	7	273	—%
2019	8	1,100	1%	8	1,100	2%
2020	8	2,298	3%	8	2,298	3%
2021	3	1,359	2%	3	1,359	2%
2022	3	196	—%	3	196	—%
2023	8	18,894	23%	8	14,688	21%
2024	9	4,707	6%	9	4,707	7%
2025	5	5,088	6%	5	5,088	7%
2026	3	3,756	5%	3	3,756	5%
2027	7	4,726	6%	7	4,726	7%
2028	5	14,234	17%	5	7,942	11%
Thereafter	21	24,144	30%	21	22,878	34%
Total	99	$81,491	100%	99	$69,662	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)
These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent both consolidated and pro rata ABR of $4.0 million. All the years listed above include multi-tenant properties, except 2026.

CPA®:18 – Global 6/30/2015 10-Q – 38

Operating Properties

At June 30, 2015, our operating portfolio consisted of 37 self-storage properties, which had an average occupancy rate of 87.4%, five multi-family properties, which had an average occupancy rate of 94.8%, and one student housing development. At June 30, 2015, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	15	1,458
California	9	797
Georgia	5	593
Texas	4	236
Hawaii	2	95
North Carolina	1	283
Kentucky	1	121
Nevada	1	74
South Carolina	1	63
Illinois	1	58
Missouri	1	41
Canada (a)	1	—
United Kingdom (b)	1	—
Total	43	3,819
__________

(a)	Represents a build-to-suit project for a self-storage facility.

(b)	Represents a build-to-suit project for a student housing development (Note 5).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (a)	2015	2014 (a)
Total revenues	$30,472	$12,647	$57,645	$19,342
Net loss attributable to CPA®:18 – Global	(19,907)	(4,358)	(32,120)	(19,028)

Cash distributions paid	18,667	6,259	36,298	8,080

Net cash provided by (used in) operating activities			15,303	(2,945)
Net cash used in investing activities			(512,733)	(426,260)
Net cash provided by financing activities			430,560	1,015,117

Supplemental financial measures:
FFO attributable to CPA®:18 – Global (b)	(6,911)	(471)	(8,422)	(13,000)
MFFO attributable to CPA®:18 – Global (b)	9,791	3,707	18,052	5,971
__________

(a)
In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior periods presented herein have been revised for the correction of such errors (Note 2).

(b)
We consider the performance metrics listed above, including Funds used in operations, or FFO, and Modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, both referred to as non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Total revenues and MFFO improved for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily reflecting the increase in the number of our investments during 2015 and 2014.

CPA®:18 – Global 6/30/2015 10-Q – 39

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenues
Lease revenues	$19,350	$11,344	$8,006	$37,458	$17,555	$19,903
Other real estate income - operating property revenues	8,891	515	8,376	15,024	936	14,088
Reimbursable tenant costs	1,554	775	779	3,747	828	2,919
Interest income and other	677	13	664	1,416	23	1,393
	30,472	12,647	17,825	57,645	19,342	38,303
Operating Expenses
Depreciation and amortization:
Net-leased properties	8,636	4,820	3,816	16,517	7,310	9,207
Operating properties	5,896	303	5,593	10,134	528	9,606
	14,532	5,123	9,409	26,651	7,838	18,813
Property expenses:
Operating properties	3,687	160	3,527	6,280	277	6,003
Asset management fees	1,729	603	1,126	3,146	934	2,212
Reimbursable tenant costs	1,554	775	779	3,747	828	2,919
Net-leased properties	891	296	595	1,198	539	659
	7,861	1,834	6,027	14,371	2,578	11,793
Acquisition expenses	17,180	3,972	13,208	23,780	22,966	814
General and administrative	1,840	1,170	670	3,724	1,808	1,916
	41,413	12,099	29,314	68,526	35,190	33,336
Operating (Loss) Income	(10,941)	548	(11,489)	(10,881)	(15,848)	4,967
Other Income and Expenses
Interest expense	(8,009)	(3,776)	(4,233)	(16,095)	(5,852)	(10,243)
Other income and (expense)	568	316	252	(1,931)	369	(2,300)
	(7,441)	(3,460)	(3,981)	(18,026)	(5,483)	(12,543)
Loss before income taxes	(18,382)	(2,912)	(15,470)	(28,907)	(21,331)	(7,576)
Benefit from (provision for) income taxes	119	(198)	317	(208)	(222)	14
Net Loss	(18,263)	(3,110)	(15,153)	(29,115)	(21,553)	(7,562)
Net (income) loss attributable to noncontrolling interests	(1,644)	(1,248)	(396)	(3,005)	2,525	(5,530)
Net Loss Attributable to CPA®:18 – Global	$(19,907)	$(4,358)	$(15,549)	$(32,120)	$(19,028)	$(13,092)
MFFO Attributable to CPA®:18 – Global	$9,791	$3,707	$6,084	$18,052	$5,971	$12,081

CPA®:18 – Global 6/30/2015 10-Q – 40

Lease Composition and Leasing Activities

As of June 30, 2015, approximately 59.2% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the U.S. CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 37.9% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 1.4% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in the euro and the Norwegian krone, and, to a lesser extent, the British pound sterling.

During the three and six months ended June 30, 2015, we did not modify any leases.

CPA®:18 – Global 6/30/2015 10-Q – 41

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses and depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated leased and operating properties, as well as a reconciliation to our net operating income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$4,110	$4,471	$(361)	$8,247	$8,940	$(693)
Depreciation and amortization	(1,463)	(1,620)	157	(2,939)	(3,241)	302
Property expenses	(405)	(309)	(96)	(270)	(504)	234
Property level contribution	2,242	2,542	(300)	5,038	5,195	(157)
Recently Acquired Net-Leased Properties
Lease revenues	15,240	6,873	8,367	29,211	8,615	20,596
Depreciation and amortization	(7,172)	(3,199)	(3,973)	(13,578)	(4,070)	(9,508)
Property expenses	(486)	13	(499)	(928)	(35)	(893)
Property level contribution	7,582	3,687	3,895	14,705	4,510	10,195
Operating Properties
Revenues	8,891	515	8,376	15,024	936	14,088
Depreciation and amortization	(5,897)	(304)	(5,593)	(10,134)	(527)	(9,607)
Property expenses	(3,687)	(160)	(3,527)	(6,280)	(277)	(6,003)
Property level contribution	(693)	51	(744)	(1,390)	132	(1,522)
Total Property Level Contribution
Lease revenues	19,350	11,344	8,006	37,458	17,555	19,903
Property expenses	(891)	(296)	(595)	(1,198)	(539)	(659)
Operating property revenues	8,891	515	8,376	15,024	936	14,088
Operating property expenses	(3,687)	(160)	(3,527)	(6,280)	(277)	(6,003)
Depreciation and amortization	(14,532)	(5,123)	(9,409)	(26,651)	(7,838)	(18,813)
Property Level Contribution	9,131	6,280	2,851	18,353	9,837	8,516
Add other income:
Interest income and other	677	13	664	1,419	23	1,396
Less other expenses:
Acquisition expenses	(17,180)	(3,972)	(13,208)	(23,780)	(22,966)	(814)
General and administrative	(1,840)	(1,170)	(670)	(3,724)	(1,808)	(1,916)
Asset management fees	(1,729)	(603)	(1,126)	(3,149)	(934)	(2,215)
Operating (Loss) Income	$(10,941)	$548	$(11,489)	$(10,881)	$(15,848)	$4,967

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2014. At June 30, 2015, there were nine existing net-leased properties.

For the three and six months ended June 30, 2015, compared to the same periods in 2014, property level contribution for existing net-leased properties decreased by $0.3 million and $0.2 million, respectively, primarily as a result of the strengthening of the U.S. dollar relative to foreign currencies.

CPA®:18 – Global 6/30/2015 10-Q – 42

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired subsequent to December 31, 2013.

For the three and six months ended June 30, 2015, compared to the same periods in 2014, property level contribution from recently acquired leased properties increased by $3.9 million and $10.2 million, respectively, as a result of 32 properties acquired after June 30, 2014.

Operating Properties

Other real estate operations represent primarily the results of operations, or revenues and operating expenses, of our 37 self-storage and five multi-family properties. The changes below were primarily a result of the 35 self-storage and five multi-family properties we acquired after June 30, 2014.

For three and six months ended June 30, 2015, compared to the same periods in 2014, property level contribution from operating properties decreased by $0.7 million and $1.5 million, respectively. The decreases were primarily due to increases in property expenses and depreciation and amortization expenses, specifically the amortization of the in-place lease intangible assets related to our six multi-family acquisitions, which have a six-month amortization period from the date they were acquired. These increases in expenses were partially offset by increases in operating property revenues related to the properties we acquired after June 30, 2014.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our note receivable investment. For the three and six months ended June 30, 2015, compared to the same periods in 2014, interest income and other increased by $0.7 million and $1.4 million, respectively, which was primarily attributable to our acquisition of the note receivable in July 2014.

Acquisition Expenses

For the three and six months ended June 30, 2015, compared to the same periods in 2014, acquisition expenses increased by $13.2 million and $0.8 million, respectively, primarily due to the increase in investment volume for acquisitions that were deemed to be business combinations during the three and six months ended June 30, 2015 compared to the prior periods.

General and Administrative

For the three and six months ended June 30, 2015, compared to the same periods in 2014, general and administrative expenses increased by $0.7 million and $1.9 million, respectively, primarily due to increases in broker dealer expenses of $0.5 million and $0.9 million, respectively, and increases in personnel and overhead reimbursement costs of $0.3 million and $0.4 million, respectively. The increases in broker dealer expenses were primarily attributable to increases in the amount of our Class C shareholder servicing fees paid due to increases in the number of shares sold of our Class C common stock. The increases in personnel and overhead expenses were a result of increased revenues, which had a direct impact on the costs allocated to us by our advisor under the advisory agreement (Note 4).

Property Expenses — Asset Management Fees

For the three and six months ended June 30, 2015, compared to the same periods in 2014, asset management fees increased by $1.1 million and $2.2 million, respectively, due to investment volume growth since June 30, 2014, which increased the asset base from which our advisor earns a fee.

CPA®:18 – Global 6/30/2015 10-Q – 43

Interest Expense

For the three and six months ended June 30, 2015, compared to the same periods in 2014, interest expense increased by $4.2 million and $10.2 million, respectively, as a result of our mortgage and bond financing obtained or assumed in connection with our recently acquired properties.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We and certain of our foreign consolidated subsidiaries have intercompany debt or advances that are not denominated in the functional currency of those subsidiaries. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended June 30, 2015, we recognized net other income of $0.6 million, which was primarily comprised of interest income received on our cash balances held with financial institutions of $0.7 million, and gains recognized on derivatives of $0.3 million, partially offset by realized and unrealized foreign currency transaction losses related to our international investments of $0.5 million.

For the three months ended June 30, 2014, we recognized net other income of $0.3 million, which was primarily comprised of interest income received on our cash balances held with financial institutions of $0.7 million, partially offset by realized and unrealized foreign currency transaction losses related to our international investments of $0.3 million.

For the six months ended June 30, 2015, we recognized net other expense of $1.9 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $3.9 million, partially offset by interest income received on our cash balances held with financial institutions of $1.1 million and gains recognized on derivatives of $0.6 million.

For the six months ended June 30, 2014, we recognized net other income of $0.4 million, which was primarily comprised of interest income received on our cash balances held with financial institutions of $0.9 million, partially offset by realized and unrealized foreign currency transaction losses related to our international investments of $0.6 million.

Net (Income) Loss Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2015, compared to the same periods in 2014, net income attributable to noncontrolling interests increased by $0.4 million and $5.5 million, respectively, due to increases of $0.8 million and $1.7 million, respectively, in the Available Cash Distribution. The increase for the six months ended June 30, 2015 also reflects the impact of $4.1 million of losses related to the Bank Pekao S. A., which was allocable to CPA®:17 – Global.

Net Loss Attributable to CPA®:18 – Global

For the three and six months ended June 30, 2015, compared to the same periods in 2014, the resulting net loss attributable to CPA®:18 – Global increased by $15.5 million and $13.1 million, respectively.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2015, compared to the same periods in 2014, MFFO increased by $6.1 million and $12.1 million, respectively, primarily as a result of the increase in the number of our investments subsequent to June 30, 2014.

CPA®:18 – Global 6/30/2015 10-Q – 44

Financial Condition

Sources and Uses of Cash During the Period

We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. We closed our offering on April 2, 2015. We expect to continue to invest the proceeds of our initial public offering primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. After investing capital raised through our initial public offering, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues; whether our advisor receives its fees in shares of our common stock or cash, which our board of directors must approve; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our short-term and long-term liquidity needs in the future as described below. However, as we continue to invest the capital raised in our initial public offering, it may be necessary to use cash raised in that offering to fund our operating activities and distributions to our stockholders.

Operating Activities — Net cash provided by operating activities for the six months ended June 30, 2015 was $15.3 million, compared to net cash used in operating activities of $2.9 million for the same period in 2014. The change primarily reflects the impact of investments acquired after June 30, 2014.

Investing Activities — Our investing activities are generally comprised of real estate purchases, payment of deferred acquisition fees to our advisor for asset acquisitions, and capitalized property-related costs. Net cash used in investing activities totaled $512.7 million for the six months ended June 30, 2015. This was primarily the result of cash outflows related to our 2015 Acquisitions, including acquisitions of real estate and direct financing leases of $499.7 million, $8.9 million used for funding of our build-to-suit projects, and $5.2 million to acquire an equity investment, partially offset by $6.1 million of cash inflows from a change in restricted cash.

Financing Activities — Net cash provided by financing activities totaled $430.6 million for the six months ended June 30, 2015. This was primarily due to proceeds of $338.3 million from non-recourse mortgage financings, net proceeds received from our initial public offering of $114.7 million, and proceeds from a bond financing of $66.3 million. We also had cash outflows related to distributions paid totaling $36.3 million for the fourth quarter of 2014 and the first quarter of 2015, which were comprised of $17.0 million of cash distributions and $19.3 million of distributions reinvested by stockholders through our distribution reinvestment plan, scheduled payments and prepayments of mortgage principal of $43.1 million, and purchases of treasury stock totaling $3.3 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. Our distributions declared through June 30, 2015 have exceeded our FFO and were paid almost entirely from uninvested offering proceeds. When we have substantially invested the net proceeds from our initial public offering, we expect that future distributions will be paid in whole or in part from FFO. Until then, we expect that distributions will be paid primarily from offering proceeds. From inception through June 30, 2015, we have declared distributions to stockholders totaling $93.8 million, which were comprised of cash distributions of $43.8 million and $50.0 million reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. We have determined that FFO is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the six months ended June 30, 2015, we received requests to redeem 327,739 and 15,347 shares of Class A and Class C common stock, respectively, pursuant to our redemption plan, all of

CPA®:18 – Global 6/30/2015 10-Q – 45

which were redeemed in the same period, at a weighted-average price of $9.55 and $8.93 per share, respectively, net of redemption fees, totaling $3.3 million for both Class A and Class C.

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition-related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand, financings, and the capital we raised in our initial public offering. We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering.

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

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	June 30, 2015	December 31, 2014
Carrying Value
Fixed rate	$749,577	$429,251
Variable rate:
Amount subject to interest rate swaps and cap	70,850	37,960
Amount subject to floating interest rate	41,271	54,501
	112,121	92,461
	$861,698	$521,712
Percent of Total Debt
Fixed rate	87%	82%
Variable rate	13%	18%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.2%	4.5%
Variable rate (a)	3.9%	4.2%
___________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2015, our cash resources consisted of cash and cash equivalents totaling $359.3 million. Of this amount, $41.0 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $158.2 million at June 30, 2015, although there can be no assurance that we would be able to obtain financing for these properties on satisfactory terms, if at all. Our cash resources may be used for future investments and can be used for working capital needs and other commitments. In addition, our board of directors and the board of directors of WPC have each approved unsecured loans to us from WPC of up to $100.0 million in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of WPC’s management (Note 4). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

CPA®:18 – Global 6/30/2015 10-Q – 46

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, funding capital commitments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, and making any scheduled mortgage interest and principal payments, as well as other normal recurring operating expenses. We expect to fund $45.5 million related to capital and other lease commitments during the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$860,520	$2,528	$35,171	$47,317	$775,504
Interest on borrowings and deferred acquisition fees	292,589	36,092	70,638	68,563	117,296
Capital commitments (b)	203,324	45,229	158,095	—	—
Deferred acquisition fees — principal (c)	23,765	11,660	12,105	—	—
Other lease commitments (d)	5,305	279	575	574	3,877
Asset retirement obligations, net (e)	2,333	—	—	—	2,333
	$1,387,836	$95,788	$276,584	$116,454	$899,010
__________

(a)
Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. Excludes $1.2 million of unamortized premium, which was included in Bonds payable at June 30, 2015.

(b)	Capital commitments include our current build-to-suit projects of $201.7 million (Note 5) and $1.7 million related to other construction commitments.

(c)
Represents deferred acquisition fees due to our advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments from the date of each respective acquisition.

(d)
Other lease commitments consist of rental obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among WPC, the CPA® REITs, CWI, and CWI 2 (Note 4).

(e)
Represents the amount of future obligations estimated for the removal of asbestos and environmental waste in connection with certain of our acquisitions, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2015, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At June 30, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

Funds Used in Operations, or FFO, and Modified Funds from Operations, or MFFO

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

CPA®:18 – Global 6/30/2015 10-Q – 47

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

CPA®:18 – Global 6/30/2015 10-Q – 48

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

CPA®:18 – Global 6/30/2015 10-Q – 49

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (a)	2015 (b)	2014 (a)
Net loss attributable to CPA®:18 – Global	$(19,907)	$(4,358)	$(32,120)	$(19,028)
Adjustments:
Depreciation and amortization of real property	14,570	5,134	26,730	7,835
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,574)	(1,247)	(3,032)	(1,807)
Total adjustments	12,996	3,887	23,698	6,028
FFO attributable to CPA®:18 – Global — as defined by NAREIT	(6,911)	(471)	(8,422)	(13,000)
Adjustments:
Acquisition expenses (c)	17,180	4,014	23,780	23,043
Loss on extinguishment of debt, net	—	—	700	—
Straight-line and other rent adjustments (d)	(788)	(535)	(1,793)	(911)
Unrealized losses on foreign currency, derivatives and other	329	12	3,859	9
Amortization of premium/discount on debt investments and fair market value adjustments, net	243	152	430	245
Realized (gains) losses on foreign currency, derivatives and other	(157)	334	(555)	545
Above- and below-market rent intangible lease amortization, net (e)	(21)	29	77	(4)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	(84)	172	(24)	(3,956)
Total adjustments	16,702	4,178	26,474	18,971
MFFO attributable to CPA®:18 – Global	$9,791	$3,707	$18,052	$5,971
__________

(a)
In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and one other error previously recorded as out-of-period adjustment, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior periods presented herein have been revised for the correction of such errors (Note 2). The correction of errors for the three and six months ended June 30, 2014 resulted in an increase to Net loss attributable to CPA®:18 – Global

CPA®:18 – Global 6/30/2015 10-Q – 50

of $0.2 million and $0.6 million, respectively, a reduction in FFO of $0.2 million and $0.6 million, respectively, and an increase to MFFO of $0.3 million and no impact, respectively.

(b)
In the course of preparing our June 30, 2015 consolidated financial statements, we discovered an error related to the capitalization of financing costs associated with the refinancing of a mortgage loan related to our consolidated financial statements as of and for the three months ended March 31, 2015. We corrected this error, and several other cash flow classification error adjustments (Note 2), and will revise our consolidated financial statements as of and for the three months ended March 31, 2015, including presentation of FFO and MFFO, in future filings. This error would have resulted in a $0.9 million increase to each of Net loss attributable to CPA®:18 – Global and FFO attributable to CPA®:18 – Global and have no impact on MFFO attributable to CPA®:18 – Global for the three months ended March 31, 2015.

(c)
Includes Acquisition expenses and amortization of deferred acquisition fees prior to the first quarter of 2015. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(d)
Under GAAP, rental receipts are allocated to periods using an accrual basis. This may result in timing of income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(e)
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

CPA®:18 – Global 6/30/2015 10-Q – 51

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2015, we estimated that the total fair value of our interest rate swaps and cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $2.0 million (Note 9).

At June 30, 2015, our outstanding debt either bore interest at fixed rates, was swapped to a fixed rate or, in the case of one our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at June 30, 2015 ranged from 2.2% to 5.8%. The contractual annual interest rates on our variable-rate debt at June 30, 2015 ranged from 1.8% to 5.6%. Our debt obligations are more fully described in Note 10 and Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$938	$1,956	$14,313	$2,533	$2,801	$727,036	$749,577	$756,162
Variable rate debt (a)	$269	$922	$1,091	$17,491	$12,635	$78,535	$110,943	$118,261
__________

(a)	Amounts are based on the exchange rate at June 30, 2015, as applicable.

At June 30, 2015, the estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, approximated their carrying values. A decrease or increase in interest rates of 1% would change

CPA®:18 – Global 6/30/2015 10-Q – 52

the estimated fair value of this debt at June 30, 2015 by an aggregate increase of $53.1 million or an aggregate decrease of $56.0 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

As more fully described under Financial Condition – Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at June 30, 2015, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in the euro and the Norwegian krone and, to a lesser extent, the British pound sterling, which may affect future costs and cash flows. Although all of our foreign investments through the first quarter of 2015 were conducted in these currencies, we may conduct business in other currencies in the future as we seek to invest a portion of the funds from our initial public offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage and bond financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of June 30, 2015 during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (b)	$13,144	$25,097	$31,639	$31,604	$31,775	$290,386	$423,645
Norwegian krone (c)	8,141	16,193	16,129	16,128	16,128	97,689	170,408
British pound sterling (d)	2,570	5,124	4,978	4,677	4,465	17,570	39,384
	$23,855	$46,414	$52,746	$52,409	$52,368	$405,645	$633,437

Scheduled debt service payments (principal and interest) for mortgage notes, and bonds denominated in Norwegian krone, for our foreign operations as of June 30, 2015 during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Debt Service (a)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (b)	$3,554	$7,053	$18,768	$6,786	$15,086	$152,223	$203,470
Norwegian krone (c)	3,432	6,105	6,105	6,105	6,105	178,601	206,453
British pound sterling (d)	227	453	452	452	11,991	—	13,575
	$7,213	$13,611	$25,325	$13,343	$33,182	$330,824	$423,498
__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2015 of $2.2 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2015 of $0.4 million.

CPA®:18 – Global 6/30/2015 10-Q – 53

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2015 of $0.3 million.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues in 2019 for investments denominated in the British pound sterling and after 2019 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will refinance certain of our debt obligations and/or renew the related lease, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We currently have concentrations of credit risk in our portfolio as we have not yet fully invested the proceeds from our initial public offering. We regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we continue to invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well-diversified and does not contain any unusual concentration of credit risks. At June 30, 2015, our consolidated net-lease portfolio, which excludes our self-storage facilities and multi-family properties, had the following significant property and lease characteristics (percentages based on the percentage of our consolidated ABR as of June 30, 2015) in excess of 10% in certain areas, as follows:

•	42% related to domestic properties, which included a concentration in Texas of 12%;

•	58% related to international properties, which included concentrations in Norway of 20% and Poland of 10%;

•	50% related to office properties, 15% related to retail properties, 15% related to industrial properties, and 14% related to warehouse properties; and

•	12% related to the grocery industry and 10% related to the banking industry.

CPA®:18 – Global 6/30/2015 10-Q – 54

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:18 – Global 6/30/2015 10-Q – 55

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2015, we issued 157,191 shares of our Class A common stock to our advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which is the price at which shares of our Class A common stock were sold in our initial public offering. Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. From inception and through June 30, 2015, we have issued 548,464 shares of our Class A common stock to our advisor as aggregate consideration for asset management fees.

Use of Offering Proceeds

Our Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC on May 7, 2013 and we closed the offering on April 2, 2015. As of June 30, 2015, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	100,000,000	26,737,968	126,737,968
Aggregate price of offering amount registered (a)	$1,000,000	$250,000	$1,250,000
Shares sold (b)	97,937	28,468	126,405
Aggregated offering price of amount sold	$977,410	$266,108	$1,243,518
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(72,914)	(6,240)	(79,154)
Direct or indirect payments to others	(31,258)	(6,016)	(37,274)
Net offering proceeds to the issuer after deducting expenses	$873,238	$253,852	1,127,090
Purchases of real estate, net of financing and noncontrolling interest			(682,051)
Cash distributions paid to stockholders			(74,049)
Repayment of mortgage financing			(44,811)
Repurchase of shares			(4,788)
Working capital (c)			37,867
Temporary investments in cash and cash equivalents			$359,258
__________

(a)	These amounts are based on the assumption that the shares sold in our initial public offering were composed of 80% Class A common stock and 20% Class C common stock.

(b)
Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our distribution reinvestment plan. We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively.

(c)	Working capital has been reduced to reflect $76.5 million of acquisition expenses incurred since inception.

CPA®:18 – Global 6/30/2015 10-Q – 56

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2015:

	Class A		Class C
2015 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
April	—	—	—	—	N/A	N/A
May	—	—	—	—	N/A	N/A
June	153,474	$9.59	10,591	$8.95	N/A	N/A
Total	153,474		10,591
___________

(a)
Represents shares of our Class A and Class C common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended June 30, 2015. We generally receive fees in connection with share redemptions.

CPA®:18 – Global 6/30/2015 10-Q – 57

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:18 – Global 6/30/2015 10-Q – 58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	August 19, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	August 19, 2015
		By:	/s/ Toniann Sanzone
Toniann Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 6/30/2015 10-Q – 59

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith