Form 10-Q
period 2015-09-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2015-11-16
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Registrant has 103,246,075 shares of Class A common stock, $0.001 par value, and 29,568,217 shares of Class C common stock, $0.001 par value, outstanding at November 9, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 27, 2015, or the 2014 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA®:18 – Global 9/30/2015 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Investments in real estate:
Real estate, at cost	$928,142	$743,735
Operating real estate, at cost	417,978	133,596
Accumulated depreciation	(33,054)	(11,814)
Net investments in properties	1,313,066	865,517
Real estate under construction (inclusive of $80,992 and $0, respectively, attributable to variable interest entities, or VIEs)	108,739	2,258
Net investments in direct financing leases	28,449	45,582
Note receivable	28,000	28,000
Net investments in real estate	1,478,254	941,357
Cash and cash equivalents (inclusive of $601 and $0, respectively, attributable to VIEs)	269,861	429,548
In-place lease intangible assets, net	202,353	167,635
Other intangible assets, net	25,659	25,667
Goodwill	20,325	9,692
Other assets, net (inclusive of $26,530 and $0, respectively, attributable to VIEs)	100,040	41,985
Total assets	$2,096,492	$1,615,884
Liabilities and Equity
Liabilities:
Non-recourse debt	$804,758	$430,462
Bonds payable	139,247	91,250
Deferred income taxes	41,601	28,753
Accounts payable, accrued expenses and other liabilities (inclusive of $3,397 and $0, respectively, attributable to VIEs)	60,773	26,911
Due to affiliate	29,365	20,651
Distributions payable	19,924	17,629
Total liabilities	1,095,668	615,656
Commitments and contingencies (Note 11)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 103,059,924 and 100,079,255 shares issued, respectively; and 102,360,384 and 99,924,009 shares outstanding, respectively	103	100
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 29,338,963 and 18,026,013 shares issued, respectively; and 29,294,278 and 18,026,013 shares outstanding, respectively	29	18
Additional paid-in capital	1,186,583	1,056,862
Distributions and accumulated losses	(212,083)	(111,878)
Accumulated other comprehensive loss	(40,548)	(20,941)
Less: treasury stock at cost, 744,225 and 155,246 shares, respectively	(7,141)	(1,520)
Total CPA®:18 – Global stockholders’ equity	926,943	922,641
Noncontrolling interests	73,881	77,587
Total equity	1,000,824	1,000,228
Total liabilities and equity	$2,096,492	$1,615,884
See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2015 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Lease revenues:
Rental income	$20,628	$11,163	$56,054	$27,293
Interest income from direct financing leases	1,047	1,012	3,079	2,437
Total lease revenues	21,675	12,175	59,133	29,730
Other real estate income	12,308	1,052	27,332	1,988
Other operating income	2,376	1,103	6,128	1,954
Other interest income	710	552	2,120	552
	37,069	14,882	94,713	34,224
Operating Expenses
Depreciation and amortization	17,652	5,647	44,303	13,485
Acquisition expenses (inclusive of $6,851, $4,915, $25,532, and $23,808, respectively, to a related party)	10,795	8,861	34,575	31,827
Property expenses (inclusive of $2,098, $713, $5,244, and $1,647, respectively, to a related party)	5,612	2,166	13,703	4,463
Other real estate expenses	5,380	389	11,660	666
General and administrative (inclusive of $1,180, $386, $2,788, and $645, respectively, to a related party)	2,735	1,517	6,459	3,329
	42,174	18,580	110,700	53,770
Other Income and Expenses
Interest expense (inclusive of $101, $43, $274, and $97, respectively, to a related party)	(7,970)	(4,311)	(24,065)	(10,163)
Other income and (expenses)	(2,324)	(2,100)	(4,256)	(1,731)
	(10,294)	(6,411)	(28,321)	(11,894)
Loss before income taxes	(15,399)	(10,109)	(44,308)	(31,440)
Benefit from income taxes	1,062	644	854	422
Loss before gain on sale of real estate	(14,337)	(9,465)	(43,454)	(31,018)
Gain on sale of real estate, net of tax	6,654	—	6,654	—
Net Loss	(7,683)	(9,465)	(36,800)	(31,018)
Net (income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,705, $590, $4,021, and $1,196, respectively)	(2,092)	(1,136)	(5,096)	1,389
Net Loss Attributable to CPA®:18 – Global	$(9,775)	$(10,601)	$(41,896)	$(29,629)

Class A Common Stock
Net loss attributable to CPA®:18 – Global	$(7,078)	$(9,426)	$(31,659)	$(26,695)
Basic and diluted weighted-average shares outstanding	102,293,880	99,007,256	101,471,695	71,680,784
Basic and diluted loss per share	$(0.07)	$(0.10)	$(0.31)	$(0.37)
Distributions Declared Per Share	$0.1563	$0.1562	$0.4687	$0.4686

Class C Common Stock
Net loss attributable to CPA®:18 – Global	$(2,697)	$(1,175)	$(10,237)	$(2,934)
Basic and diluted weighted-average shares outstanding	29,279,706	9,925,481	26,925,898	6,646,337
Basic and diluted loss per share	$(0.09)	$(0.12)	$(0.38)	$(0.44)
Distributions Declared Per Share	$0.1340	$0.1329	$0.3998	$0.3987

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2015 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Loss	$(7,683)	$(9,465)	$(36,800)	$(31,018)
Other Comprehensive Loss
Foreign currency translation adjustments	(6,724)	(11,443)	(28,202)	(13,143)
Change in net unrealized gain on derivative instruments	837	1,888	3,115	756
	(5,887)	(9,555)	(25,087)	(12,387)
Comprehensive Loss	(13,570)	(19,020)	(61,887)	(43,405)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(2,092)	(1,136)	(5,096)	1,389
Foreign currency translation adjustments	1,300	3,252	5,480	3,751
Comprehensive (income) loss attributable to noncontrolling interests	(792)	2,116	384	5,140
Comprehensive Loss Attributable to CPA®:18 – Global	$(14,362)	$(16,904)	$(61,503)	$(38,265)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2015 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2015 and 2014
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount							Total
Balance at January 1, 2015	99,924,009	$100	18,026,013	$18	$1,056,862	$(111,878)	$(20,941)	$(1,520)	$922,641	$77,587	$1,000,228
Shares issued, net of offering costs	2,478,960	2	11,312,950	11	124,715				124,728		124,728
Shares issued to affiliate	490,598	1	—	—	4,906				4,907		4,907
Stock-based compensation	11,111	—			100				100		100
Contributions from noncontrolling interests									—	4,132	4,132
Distributions to noncontrolling interests									—	(7,454)	(7,454)
Distributions declared ($0.4687 and $0.3998 per share to Class A and Class C, respectively)						(58,309)			(58,309)		(58,309)
Net loss						(41,896)			(41,896)	5,096	(36,800)
Other comprehensive loss:
Foreign currency translation adjustments							(22,722)		(22,722)	(5,480)	(28,202)
Change in net unrealized gain on derivative instruments							3,115		3,115		3,115
Repurchase of shares	(544,294)		(44,685)					(5,621)	(5,621)		(5,621)
Balance at September 30, 2015	102,360,384	$103	29,294,278	$29	$1,186,583	$(212,083)	$(40,548)	$(7,141)	$926,943	$73,881	$1,000,824

Balance at January 1, 2014	21,290,097	$21	2,776,001	$3	$215,371	$(2,567)	$(94)	$—	$212,734	$37,737	$250,471
Shares issued, net of offering costs	77,725,349	78	9,466,047	9	779,817				779,904		779,904
Shares issued to affiliate	143,482				1,435				1,435		1,435
Stock-based compensation	11,110				99				99		99
Contributions from noncontrolling interests									—	95,889	95,889
Distributions to noncontrolling interests									—	(67,385)	(67,385)
Distributions declared ($0.4686 and $0.3987 per share to Class A and Class C, respectively)						(35,816)			(35,816)		(35,816)
Net loss						(29,629)			(29,629)	(1,389)	(31,018)
Other comprehensive loss:
Foreign currency translation adjustments							(9,392)		(9,392)	(3,751)	(13,143)
Change in net unrealized gain on derivative instruments							756		756		756
Repurchase of shares	(37,160)							(371)	(371)		(371)
Balance at September 30, 2014	99,132,878	$99	12,242,048	$12	$996,722	$(68,012)	$(8,730)	$(371)	$919,720	$61,101	$980,821

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2015 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows — Operating Activities
Net Cash Provided by (Used in) Operating Activities	$24,380	$(411)
Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases, net of cash acquired	(662,565)	(481,947)
Proceeds from sale of real estate	35,674	—
Funding and advances for build-to-suit projects	(34,978)	(5,725)
Change in investing restricted cash	(7,208)	(4,897)
Acquisition of equity investment	(5,517)	—
Deposits for investments	(4,000)	—
Value added taxes paid in connection with acquisition of real estate	(3,407)	(35,136)
Payment of deferred acquisition fees to an affiliate	(2,995)	(978)
Value added taxes refunded in connection with the acquisition of real estate	—	36,472
Investment in note receivable	—	(28,000)
Net Cash Used in Investing Activities	(684,996)	(520,211)
Cash Flows — Financing Activities
Proceeds from mortgage financing	436,656	223,651
Proceeds from issuance of shares, net of issuance costs	125,243	785,518
Proceeds from bond financing	66,328	52,066
Distributions paid	(56,014)	(20,852)
Scheduled payments and prepayments of mortgage principal	(49,082)	(1,163)
Payment of deferred financing costs and mortgage deposits	(8,313)	(2,954)
Distributions to noncontrolling interests	(7,454)	(67,385)
Purchase of treasury stock	(5,621)	(371)
Contributions from noncontrolling interests	2,692	95,889
Receipt of tenant security deposits	(65)	4,072
Net Cash Provided by Financing Activities	504,370	1,068,471
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	(3,441)	(4,782)
Net (decrease) increase in cash and cash equivalents	(159,687)	543,067
Cash and cash equivalents, beginning of period	429,548	109,061
Cash and cash equivalents, end of period	$269,861	$652,128

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2015 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies and other real estate related assets, both domestically and outside the United States. We were formed in 2012 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively our advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership, and at September 30, 2015 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by WPC–CPA®:18 Holdings, LLC, or CPA®:18 Holdings, a subsidiary of our sponsor, WPC.

At September 30, 2015, the majority of our portfolio was comprised of full or partial ownership interests in 54 properties, the majority of which were fully-occupied and triple-net leased to 94 tenants totaling 8.2 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 44 self-storage properties, six multi-family properties, and one student housing development totaling 5.0 million square feet.

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

We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. Through the closing of our initial public offering on April 2, 2015, we raised gross offering proceeds for our Class A common stock and Class C common stock of $977.4 million and $266.1 million, respectively, which excludes reinvested distributions through our distribution reinvestment plan. Through September 30, 2015, proceeds from our distribution reinvestment plan were $42.0 million and $7.9 million for our Class A and Class C common stock, respectively.

CPA®:18 – Global 9/30/2015 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Revisions of Previously-Issued Financial Statements

2015 Revisions

Description of the Errors and Revisions

During the second quarter of 2015, we identified errors in the interim consolidated financial statements for the three months ended March 31, 2015 related to the classification of certain activities within the statement of cash flows and one error related to the capitalization of financing costs associated with the refinancing of a mortgage loan. We evaluated the impact of these errors on the previously-issued financial statements and concluded that these errors were not material to our consolidated financial statements as of and for the three months ended March 31, 2015. However, in order to correctly present the aforementioned errors, we will revise the consolidated statements of operations and cash flows for the three months ended March 31, 2015 when such statements are presented in our future public filings. The revisions described below had no effect on our cash balances or liquidity as of March 31, 2015. The interim consolidated financial statements as of and for the three and nine months ended September 30, 2015 are not impacted by these adjustments.

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

CPA®:18 – Global 9/30/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

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
Error Associated with Financing Costs
In addition to the classification errors described above, we identified an error related to the capitalization of financing costs associated with the refinancing of a mortgage loan, which should have been recorded as Interest expense within our consolidated statement of operations for the three months ended March 31, 2015. If interest expense had been recorded correctly on the consolidated statement of operations, Interest expense, Loss before income taxes, Net loss, and Net loss attributable to CPA®:18 – Global each would have been higher by $0.9 million and Net loss per share for Class A and Class C common stock would have been higher by $0.01 on the consolidated statement of operations. This also would have resulted in a corresponding decrease of $0.9 million to Other assets, Total assets, Distributions and accumulated losses, and Total equity within the consolidated balance sheet and, where applicable, within the consolidated statement of equity. In addition, the amounts for Net loss, Comprehensive loss and Comprehensive loss attributable to CPA®:18 – Global on the consolidated statement of comprehensive loss for the three months ended March 31, 2015 each would have increased by $0.9 million.

2014 Revisions

Description of the Error and Revision

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

CPA®:18 – Global 9/30/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

We corrected this error, and one other error previously recorded as an out-of-period adjustment, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior periods presented herein have been revised for the correction of such errors as follows (in thousands, except share and per share amounts):

Consolidated Statements of Operations

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Revenues
Total revenues	$14,882	$—	$14,882	$34,224	$—	$34,224
Operating Expenses
Total operating expenses	18,580	—	18,580	53,770	—	53,770
Other Income and Expenses
Interest expense	(4,311)	—	(4,311)	(10,163)	—	(10,163)
Other income and (expenses) (a)	852	(2,952)	(2,100)	1,814	(3,545)	(1,731)
	(3,459)	(2,952)	(6,411)	(8,349)	(3,545)	(11,894)
Loss before income taxes	(7,157)	(2,952)	(10,109)	(27,895)	(3,545)	(31,440)
Benefit from income taxes	644	—	644	422	—	422
Net Loss	(6,513)	(2,952)	(9,465)	(27,473)	(3,545)	(31,018)
Net (income) loss attributable to noncontrolling interests	(1,136)	—	(1,136)	1,389	—	1,389
Net Loss Attributable to CPA®:18 – Global	$(7,649)	$(2,952)	$(10,601)	$(26,084)	$(3,545)	$(29,629)

Class A Common Stock
Net loss attributable to CPA®:18 – Global	$(6,743)	$(2,683)	$(9,426)	$(23,451)	$(3,244)	$(26,695)
Basic and diluted weighted-average shares outstanding	99,007,256	—	99,007,256	71,680,784	—	71,680,784
Basic and diluted loss per share	$(0.07)	$(0.03)	$(0.10)	$(0.33)	$(0.04)	$(0.37)

Class C Common Stock
Net loss attributable to CPA®:18 – Global	$(906)	$(269)	$(1,175)	$(2,633)	$(301)	$(2,934)
Basic and diluted weighted-average shares outstanding	9,925,481	—	9,925,481	6,646,337	—	6,646,337
Basic and diluted loss per share	$(0.09)	$(0.03)	$(0.12)	$(0.40)	$(0.04)	$(0.44)

Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net Loss (a)	$(6,513)	$(2,952)	$(9,465)	$(27,473)	$(3,545)	$(31,018)
Other Comprehensive Loss
Foreign currency translation adjustments (a)	(14,395)	2,952	(11,443)	(16,688)	3,545	(13,143)
Change in net unrealized gain on derivative instruments	1,888	—	1,888	756	—	756
	(12,507)	2,952	(9,555)	(15,932)	3,545	(12,387)
Comprehensive Loss	(19,020)	—	(19,020)	(43,405)	—	(43,405)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(1,136)	—	(1,136)	1,389	—	1,389
Foreign currency translation adjustments	3,252	—	3,252	3,751	—	3,751
Comprehensive loss attributable to noncontrolling interests	2,116	—	2,116	5,140	—	5,140
Comprehensive Loss Attributable to CPA®:18 – Global	$(16,904)	$—	$(16,904)	$(38,265)	$—	$(38,265)

CPA®:18 – Global 9/30/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Equity

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses (a)	Accumulated Other Comprehensive Loss (a)		Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
Balance at September 30, 2014	Shares	Amount	Shares	Amount				Treasury Stock			Total
As Reported	99,132,878	$99	12,242,048	$12	$996,722	$(64,467)	$(12,275)	$(371)	$919,720	$61,101	$980,821
Revisions	—	—	—	—	—	(3,545)	3,545	—	—	—	—
As Revised	99,132,878	$99	12,242,048	$12	$996,722	$(68,012)	$(8,730)	$(371)	$919,720	$61,101	$980,821
___________

(a)	These adjustments are the result of the error we identified related to foreign currency matters, as discussed above.

Statement of Cash Flows

These revisions had no net impact on Net cash used in operating activities, Net cash used in investing activities, or Net cash provided by financing activities in the statement of cash flows for the nine months ended September 30, 2014.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed to be a VIE, and, if so, whether we should be deemed to be the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Significant judgment is required to determine whether a VIE should be consolidated. We review the arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE, based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the

CPA®:18 – Global 9/30/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, at September 30, 2015 we considered three entities VIEs, two of which we consolidate and the other we account for as an equity investment.

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

Additionally, we own an interest in a self-storage development joint venture through a noncontrolling interest in a partnership and limited liability company that we do not control, but over which we exercise significant influence. We account for this investment under the equity method of accounting. At times, the carrying value of our equity investment may fall below zero. We intend to fund our share of the jointly-owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such an investment nor do we have any legal obligation to fund operating deficits. At September 30, 2015, our sole equity investment did not have a carrying value below zero.
Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-16, Business Combinations (Topic 805) — ASU 2015-16  requires that an acquirer recognize adjustments identified during the business combination measurement period in the reporting period in which the adjustment amounts are determined. The effects on earnings due to changes in depreciation, amortization, or other income effects as a result of the change are also recognized in the same period’s financial statements.  ASU 2015-16 also requires that acquirers present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015. The adoption and implementation of the standard did not have a material impact on our financial statements.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

CPA®:18 – Global 9/30/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our advisor and other affiliates in accordance with the terms of the related agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amounts Included in the Consolidated Statements of Operations
Acquisition expenses	$6,851	$4,915	$25,532	$23,808
Asset management fees	2,098	713	5,244	1,647
Available Cash Distributions	1,705	590	4,021	1,196
Shareholder servicing fee	671	230	1,836	459
Personnel and overhead reimbursements	409	57	852	87
Interest expense on deferred acquisition fees	101	43	274	97
Stock-based compensation	100	99	100	99
	$11,935	$6,647	$37,859	$27,393

Other Transaction Fees Incurred
Current acquisition fees	$677	$—	$7,052	$1,251
Deferred acquisition fees	542	—	5,641	1,000
Offering costs	48	640	613	2,626
Selling commissions and dealer manager fees	—	2,695	3,746	79,926
	$1,267	$3,335	$17,052	$84,803

The following table presents a summary of amounts included in Due to affiliate in the consolidated financial statements (in thousands):

	September 30, 2015	December 31, 2014
Due to Affiliate
Deferred acquisition fees, including interest	$24,180	$17,525
Accounts payable	2,858	2,702
Current acquisition fees	1,355	—
Asset management fees payable	716	378
Reimbursable costs	256	46
	$29,365	$20,651

Organization and Offering Costs

Pursuant to the advisory agreement with our advisor, we were liable for certain expenses related to our initial public offering, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, and were deducted from the gross proceeds of the offering. We reimbursed Carey Financial LLC, or Carey Financial, our dealer manager and an affiliate of our advisor, or selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offering cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our advisor has agreed to be

CPA®:18 – Global 9/30/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed, in the aggregate, 1.5% of the gross proceeds from the initial public offering. From inception and through September 30, 2015, our advisor incurred organization and offering costs of $8.7 million on our behalf, which we have fully repaid and charged to stockholders’ equity.

Loans from WPC

Our board of directors and the board of directors of WPC have approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by our advisor’s investment committee that we would not otherwise have sufficient available funds to complete. All loans are to be made solely at the discretion of WPC’s management. We did not borrow any funds from WPC during the three and nine months ended September 30, 2015 and 2014, nor did we have any amounts outstanding at September 30, 2015 or December 31, 2014.

Asset Management Fees

Pursuant to the advisory agreement, our advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. For 2014, the asset management fees were payable in cash or shares of our Class A common stock at the option of our advisor. We amended the advisory agreement for 2015, so that the asset management fees are payable in cash or shares of our Class A common stock at our option, after consultation with our advisor. If our advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or, if net asset values have not yet been published, as is currently the case, $10.00 per share, which is the price at which our Class A shares were sold in our initial public offering. For 2015 and 2014, we paid our advisor in shares of our Class A common stock. For both the three and nine months ended September 30, 2015 and 2014, our advisor received its asset management fees in shares of our Class A common stock. At September 30, 2015, our advisor owned 751,111 shares, or 0.7%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Broker Dealer Fees

Pursuant to our dealer manager agreement, Carey Financial received a selling commission in connection with our initial public offering of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively. Our initial public offering terminated on April 2, 2015. These amounts were recorded in Additional paid-in capital in the consolidated financial statements.

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class C common stock, which it may re-allow to selected dealers. The amount of the shareholder servicing fee is 1.0% of the selling price per share for the Class C common stock in our initial public offering, or, once published, the amount of our net asset value. The shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, reaches 10.0% of the gross proceeds from our initial public offering, which it has not yet reached. The shareholder servicing fee is included in General and administrative expenses in the consolidated financial statements.

CPA®:18 – Global 9/30/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Acquisition and Disposition Fees

Our advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily-marketable real estate securities purchased in the secondary market, for which our advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements. The total acquisition fees to be paid (initial and subordinated, and including interest thereon) may not exceed 6.0% of the aggregate contract purchase price of all investments and loans.

In addition, pursuant to the advisory agreement, our advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by our advisor, including Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, or, together with us, the CPA® REITs, Carey Watermark Investors Incorporated, or CWI, and Carey Watermark Investors 2 Incorporated, or CWI 2. Our advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues and those of WPC and other entities managed by WPC and its affiliates.

We reimburse our advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our advisor for the cost of personnel if these personnel provide services for transactions for which our advisor receives a transaction fee, such as acquisitions and dispositions. Under the advisory agreement currently in place, the amount of applicable personnel costs allocated to us is capped at 2.4% for 2015 and 2.2% for 2016, of pro rata lease revenues for each year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to our advisor’s legal transactions group are based on a schedule of expenses for different types of transactions, including 0.25% of the total investment cost of an acquisition. Personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

Excess Operating Expenses

The advisory agreement provides that, for any four trailing quarters (with quoted variables as defined in the advisory agreement), “operating expenses” may not exceed the greater of 2.0% of our “average invested assets” or 25.0% of our “adjusted net income.” For the most recent four trailing quarters, our operating expenses were below this threshold.

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

CPA®:18 – Global 9/30/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Jointly-Owned Investments and Other Transactions with our Affiliate

At September 30, 2015, we owned interests in four jointly-owned investments, with the remaining interests held by our affiliate CPA®:17 – Global. The amounts listed below are the original investment amounts at the closing of each respective investment:

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

Note 5. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Land	$173,505	$104,604
Buildings	754,637	639,131
Less: Accumulated depreciation	(25,810)	(10,875)
	$902,332	$732,860

The carrying value of our Real estate decreased by $49.9 million from December 31, 2014 to September 30, 2015, due to the strengthening of the U.S. dollar relative to foreign currencies during the same period.

Operating Real Estate

Operating real estate, which consists of our self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Land	$74,811	$28,040
Buildings	343,167	105,556
Less: Accumulated depreciation	(7,244)	(939)
	$410,734	$132,657

During the nine months ended September 30, 2015, we acquired 38 new investments. Of these investments, five were deemed to be asset acquisitions, 31 were considered to be business combinations, one was deemed to be a direct finance lease (Note 6), and one was deemed to be an equity method investment. We refer to these investments as our 2015 Acquisitions.

CPA®:18 – Global 9/30/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Asset Acquisitions

Acosta — On July 10, 2015, we acquired an office building in Jacksonville, Florida from a party affiliated with the tenant for $16.5 million. The facility is leased to Acosta, Inc. On August 4, 2015, we entered into a mortgage loan in the amount of $10.7 million for this property (Note 10).

See the Real Estate Under Construction section below for more information regarding our other asset acquisitions.

Business Combinations

Business Combinations — Net-Leased Properties

During the nine months ended September 30, 2015, we acquired the following investments that were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, and expensed aggregate acquisition costs of $17.0 million.

The purchase prices for each of our business combination acquisitions were allocated to the assets acquired and liabilities assumed based upon their preliminary fair values. The information for such allocation is based on the best estimates of management as of the date of this Report. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of these assets acquired and liabilities assumed are subject to change.

Exelon — On September 1, 2015, we acquired the regional headquarters and nuclear power plant monitoring facility of Exelon Generation Company, or Exelon, located in Warrenville, Illinois from an unaffiliated third-party for $32.9 million. We simultaneously entered into a mortgage loan in the amount of $22.6 million (Note 10).

Jacobsweerd — On July 30, 2015, we acquired an office building located in Utrecht, Netherlands from an unaffiliated third party for $46.2 million, which is based on the exchange rate of the euro on the date of acquisition. The facility, which we refer to as Jacobsweerd, is leased to four Dutch government agencies. We simultaneously entered into a mortgage loan in the amount of $30.1 million for the building (Note 10), which is based on the exchange rate of the euro on the date of acquisition. The purchase consideration for this investment also included a rent guarantee from the seller regarding the vacant space on this property. As a result, we recognized a contingent asset in the amount of $0.6 million, which is equal to the fair value (Note 8) of the rent guarantee, and we will mark the guarantee to market through earnings in subsequent periods.

COOP — On May 28, 2015, we acquired a 90% controlling interest in a jointly-owned investment with a third party that purchased a retail site located in Oslo, Norway from an unaffiliated third party, COOP Norge Eiendom, for $98.0 million, which is based on the exchange rate of the Norwegian krone on the date of acquisition. This is a multi-tenant facility with the largest tenant being COOP Ost AS, or COOP, which is an affiliate of COOP Norge Eiendom. Our joint-venture partner is the third-party asset manager. We incurred debt at closing through the issuance of privately-placed bonds in the amount of $64.2 million, which is based on the exchange rate of the Norwegian krone on the date of acquisition (Note 10). This investment was a share transaction, and as a result, we assumed the historical tax basis of the property owned by the entity that we purchased and, therefore, recorded a deferred tax liability of $16.7 million and goodwill of $12.5 million (Note 7). The purchase consideration for this investment also included a rent guarantee from the seller regarding the vacant space on this property. As a result, we recognized a contingent asset in the amount of $0.8 million, which is equal to the fair value (Note 8) of the rent guarantee, and we will mark the guarantee to market through earnings in subsequent periods. In July 2015, our joint-venture partner agreed to a debt-to-equity conversion of a portion of the loan they made to the property at the acquisition date. As a result, we recognized an additional $1.4 million in Contributions from noncontrolling interests within our consolidated financial statements.

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

CPA®:18 – Global 9/30/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Republic — On April 17, 2015, we acquired a facility located in Freetown, Massachusetts from an unaffiliated third party for $3.7 million. The facility is leased to Republic Services Environmental Solutions LLC and guaranteed by Republic Services, Inc., which will expand and redevelop the facility into a specialized-materials recycling plant later this year. On July 21, 2015, we entered into a mortgage loan in the amount of $3.2 million regarding this property (Note 10).

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

Business Combinations — Operating Properties

During the nine months ended September 30, 2015, we acquired 20 self-storage investments and four multi-family investments, which are considered to be operating properties, at a total cost of $305.1 million.

Self-Storage Properties

We acquired the following 20 self-storage investments, aggregating $175.4 million, during the nine months ended September 30, 2015, which we refer to as our 2015 Self Storage Acquisitions:

•	$5.0 million for a facility in Hudson, Florida on September 30, 2015;

•	$7.0 million for two facilities in Las Vegas, Nevada on September 29, 2015;

•	$3.5 million for a facility in Ithaca, New York on September 29, 2015;

•	$7.1 million for a facility in Houston, Texas on August 11, 2015;

•	$11.0 million for a facility in Palm Bay, Florida on July 28, 2015;

•	$3.7 million for a facility in Leesburg, Florida on July 9, 2015;

•	$3.5 million for a facility in St. Peters, Missouri on June 17, 2015;

•	$13.7 million for two facilities in Sarasota, Florida on June 16, 2015;

•	$9.4 million for a facility in Panama City Beach, Florida on May 26, 2015;

•	$9.8 million for a facility in Las Vegas, Nevada on May 18, 2015;

•	$4.0 million for a facility in Crystal Lake, Illinois on May 12, 2015;

•	$10.1 million for a facility in Louisville, Kentucky on April 29, 2015;

•	$36.3 million for seven facilities in California on April 10, 2015;

•	$6.1 million for two facilities in Lilburn and Stockbridge, Georgia on April 2, 2015;

•	$4.0 million for a facility in Panama City Beach, Florida on March 10, 2015;

•	$6.0 million for a facility in Lady Lake, Florida on February 25, 2015;

•	$3.0 million for a facility in Sebastian, Florida on February 18, 2015;

•	$7.5 million for a facility in Tallahassee, Florida on February 4, 2015;

•	$9.2 million for a facility in Valrico, Florida on January 29, 2015; and

•	$15.6 million for a facility in Naples, Florida on January 28, 2015.

In connection with these self-storage property transactions, we incurred acquisition expenses totaling $10.4 million, which are included in Acquisition expenses in the consolidated financial statements. During the nine months ended September 30, 2015, we obtained mortgage loans totaling $101.8 million related to our self-storage investments (Note 10).

Multi-Family Properties

We acquired the following multi-family properties, for an aggregate of $129.7 million during the nine months ended September 30, 2015.

Cayo Grande — On July 23, 2015, we acquired a 97% controlling interest in Cayo Grande Apartments, or Cayo Grande, a 301-unit multi-family property located in Fort Walton Beach, Florida, for $25.7 million. The transaction was completed with two joint-venture partners, one of which has been engaged to be the property manager. We simultaneously entered into a mortgage loan in the amount of $18.2 million (Note 10).

CPA®:18 – Global 9/30/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

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

In connection with our multi-family property transactions, we incurred acquisition expenses totaling $7.2 million, which are included in Acquisition expenses in the consolidated financial statements.

Summary of Assets Acquired and Liabilities Assumed

The following tables present a summary of assets acquired and liabilities assumed in our business combinations at the date of acquisition, and revenues and earnings thereon since their respective dates of acquisition through September 30, 2015 (in thousands):

	2015 Business Combinations (a)
	COOP	Other Net-Leased Properties	Operating Properties	Total
Cash consideration	$88,331	$138,291	$301,204	$527,826
Assets acquired at fair value:
Land	$59,595	$15,767	$46,773	$122,135
Buildings	33,049	98,379	235,045	366,473
In-place lease intangible assets	4,618	31,681	24,107	60,406
Above-market rent intangible assets	—	105	137	242
Other assets acquired	5,777	549	268	6,594
	103,039	146,481	306,330	555,850
Liabilities assumed at fair value:
Below-market rent intangible liabilities	(63)	(7,888)	(85)	(8,036)
Deferred tax liability	(16,708)	—	—	(16,708)
Other liabilities assumed	(715)	(302)	(1,150)	(2,167)
	(17,486)	(8,190)	(1,235)	(26,911)
Total identifiable net assets	85,553	138,291	305,095	528,939
Amounts attributable to noncontrolling interests	(9,706)	—	(3,891)	(13,597)
Goodwill (Note 7)	12,484	—	—	12,484
	$88,331	$138,291	$301,204	$527,826

CPA®:18 – Global 9/30/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

	COOP	Other Net-Leased Properties	Operating Properties
	May 28, 2015 through September 30, 2015	Respective Acquisition Dates through September 30, 2015	Respective Acquisition Dates through September 30, 2015	Total
Revenues	$2,111	$3,313	$14,630	$20,054

Net loss	$(6,485)	$(9,731)	$(18,260)	$(34,476)
Net loss attributable to noncontrolling interests	207	—	22	229
Net loss attributable to CPA®:18 – Global stockholders	$(6,278)	$(9,731)	$(18,238)	$(34,247)
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

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if all of the acquisitions deemed business combinations that we completed during the nine months ended September 30, 2015 and 2014, and any new financings related to these acquisitions, had occurred on January 1, 2014 and 2013, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014 and 2013, nor does it purport to represent the results of operations for future periods.

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma total revenues (a)	$38,607	$29,389	$111,886	$83,735

Pro forma net income (loss) (b)	$3,937	$(5,053)	$(2,688)	$(48,324)
Pro forma net income attributable to noncontrolling interests	(2,091)	(1,111)	(5,898)	(1,508)
Pro forma net income (loss) attributable to CPA®:18 – Global	$1,846	$(6,164)	$(8,586)	$(49,832)

Pro forma income (loss) per Class A share:
Net income (loss) attributable to CPA®:18 – Global	$2,005	$(5,217)	$(5,460)	$(45,328)
Pro forma basic and diluted weighted-average shares outstanding (c)	114,802,620	111,515,996	113,980,435	84,189,524
Pro forma basic and diluted income (loss) per share	$0.02	$(0.05)	$(0.05)	$(0.54)

Pro forma income (loss) per Class C share:
Net loss attributable to CPA®:18 – Global	$(159)	$(947)	$(3,126)	$(4,504)
Pro forma basic and diluted weighted-average shares outstanding (c)	29,279,706	9,925,481	26,925,898	6,646,337
Pro forma basic and diluted loss per share	$(0.01)	$(0.10)	$(0.12)	$(0.68)
___________

(a)	Pro forma total revenues include revenues from lease contracts based on the terms in place at September 30, 2015 and do not include adjustments to contingent rental amounts.

CPA®:18 – Global 9/30/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

(b)
The pro forma table above presents acquisition expenses related to all of our business combinations that we completed during the nine months ended September 30, 2015 and 2014, as if they were incurred on January 1, 2014 and 2013, respectively.

(c)
The pro forma basic and diluted weighted-average shares outstanding were determined as if the number of shares issued in our initial public offering in order to raise the funds used for our business combinations that we completed during the nine months ended September 30, 2015 and 2014, were issued on January 1, 2014 and 2013, respectively. We assumed that we would have issued Class A shares to raise such funds.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Beginning balance	$2,258	$—
Capitalized funds	116,544	20,617
Foreign currency translation adjustments and other	707	—
Capitalized interest	1,680	143
Placed into service	(12,450)	(18,502)
Ending balance	$108,739	$2,258

Capitalized Funds — During the nine months ended September 30, 2015, total capitalized funds primarily related to five of our build-to-suit projects, which were comprised primarily of initial funding of $100.6 million and construction draws of $15.9 million.

Placed into Service — During the nine months ended September 30, 2015, we placed into service one of our build-to-suit projects that we acquired in 2014 in the amount of $12.5 million.

Ending Balance — At September 30, 2015 and December 31, 2014, we had five and one open build-to-suit projects, respectively, with aggregate unfunded commitments totaling approximately $129.3 million and $9.7 million, respectively.

Acquisitions

During the nine months ended September 30, 2015, we entered into four build-to-suit investments at a total cost of $96.9 million, including acquisition-related costs and fees of $12.6 million, which were capitalized.

Melia — On June 22, 2015, we invested in a build-to-suit project to fund the completion of a hotel located in Hamburg, Germany for $7.2 million, which is based on the exchange rate of the euro on the date of investment. This hotel is currently under construction and is expected to be completed in early 2017. Upon completion of this hotel, our total investment is currently expected to be approximately $31.6 million. The hotel will be leased to Melia Hotels International, S. A. upon completion.

Marriott — On May 8, 2015, we invested in a build-to-suit joint venture with a third party to finance the completion of a Marriott hotel located in Munich, Germany for $50.7 million, which is based on the exchange rate of the euro on the date of acquisition. This hotel is currently under construction and is expected to be completed in mid-2016. Upon completion of this hotel, our total investment is expected to be approximately $81.6 million. Since the joint-venture partner does not have any equity at risk and we, a non-equity holder, will fully fund and control this development project, this joint venture is considered to be a VIE that we will consolidate (Note 2). On July 23, 2015, we advanced an additional $16.5 million, which is based on the exchange rate of the euro on that date, for the development of this property. On August 5, 2015, we entered into a fixed-rate lock agreement on a mortgage loan for this property. The loan will be available for drawdown upon the completion and opening of the hotel.

CPA®:18 – Global 9/30/2015 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

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

Reading — On February 19, 2015, we invested in a build-to-suit joint venture with a third party on a student housing development site located in Reading, United Kingdom for $17.3 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. We acquired 96% of the equity of this investment at closing. This acquisition includes an existing office building and its redevelopment into a student housing facility, which is due for completion in August 2016. Upon completion of this project, our total investment is currently expected to be approximately $45.6 million.

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

Net Investments in Direct Financing Leases

Net investments in our four direct financing lease investments is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Minimum lease payments receivable	$29,240	$86,338
Unguaranteed residual value	28,320	45,473
	57,560	131,811
Less: unearned income	(29,111)	(86,229)
	$28,449	$45,582

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

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $1.0 million for both the three months ended September 30, 2015 and 2014, respectively, and $3.1 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, Other assets, net included $0.3 million of accounts receivable related to amounts billed under our direct financing leases. We did not have any outstanding receivables related to direct financing leases at December 31, 2014.

CPA®:18 – Global 9/30/2015 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Disposition

On December 30, 2013 and March 7, 2014, we entered into two domestic net lease financing transactions with subsidiaries of Crowne Group Inc., from whom we acquired five industrial facilities located in South Carolina, Indiana, and Michigan. In August 2015, the tenants exercised their purchase options and we sold these five industrial facilities back to the subsidiaries of Crowne Group Inc. for $35.7 million. We recognized a gain on sale of $6.7 million, which is included in Gain on sale of real estate, net of tax in our consolidated financial statements. Simultaneously, we paid off the existing mortgage loan that encumbered all of these properties (Note 10) and terminated the interest rate swap agreement that was in place. As a result, we recognized a $1.1 million loss on extinguishment of debt within Other income and (expenses) on our consolidated financial statements.

Note Receivable

On July 21, 2014, we acquired a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities originated by Cantor Fitzgerald on the Cipriani banquet halls in New York, New York. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. We will receive interest-only payments at a rate of 10% per annum. At both September 30, 2015 and December 31, 2014, the balance for this note receivable remained $28.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both September 30, 2015 and December 31, 2014, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the nine months ended September 30, 2015 or the year ended December 31, 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2015.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
1	1	—	$12,953	$—
2	1	1	9,042	8,962
3	3	4	34,454	64,620
4	—	—	—	—
5	—	—	—	—
	0		$56,449	$73,582

CPA®:18 – Global 9/30/2015 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

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

In connection with our investment activity during the nine months ended September 30, 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	6.9	$62,891
Above-market rent	9.1	2,382
		$65,273
Amortizable Intangible Liabilities
Below-market rent	11.3	$(8,460)

Goodwill is included in the consolidated financial statements. The following table presents a reconciliation of our goodwill (in thousands):

Nine Months Ended September 30, 2015
Balance at January 1, 2015	$9,692
Acquisition of investment accounted for as business combination	13,131
Foreign currency translation	(2,498)
Balance at September 30, 2015	$20,325

Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$234,569	$(32,216)	$202,353	$177,970	$(10,335)	$167,635
Below-market ground lease	14,566	(289)	14,277	15,790	(167)	15,623
Above-market rent	12,437	(1,055)	11,382	10,424	(380)	10,044
	261,572	(33,560)	228,012	204,184	(10,882)	193,302
Unamortizable Intangible Assets
Goodwill	20,325	—	20,325	9,692	—	9,692
Total intangible assets	$281,897	$(33,560)	$248,337	$213,876	$(10,882)	$202,994

Amortizable Intangible Liabilities
Below-market rent	$(14,665)	$998	$(13,667)	$(6,276)	$347	$(5,929)
Above-market ground lease	(124)	2	(122)	(127)	—	(127)
Total intangible liabilities	$(14,789)	$1,000	$(13,789)	$(6,403)	$347	$(6,056)

CPA®:18 – Global 9/30/2015 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $9.0 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively, and $22.4 million and $6.4 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income, amortization of below-market and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease intangibles is included in Depreciation and amortization expense.

Based on the intangible assets and liabilities recorded at September 30, 2015, scheduled annual net amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization/Property Expenses	Net
2015 (remaining)	$(24)	$9,373	$9,349
2016	(106)	30,937	30,831
2017	(149)	20,494	20,345
2018	(197)	17,094	16,897
2019	(207)	16,592	16,385
Thereafter	(1,602)	122,018	120,416
	$(2,285)	$216,508	$214,223

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

Rent Guarantees — Our rent guarantees, which are included in Other assets, net in the consolidated financial statements, are related to two of our foreign properties that were acquired during 2015 (Note 5). These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At September 30, 2015, our rent guarantees had a fair value of $1.4 million. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% from and a growth rate 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

CPA®:18 – Global 9/30/2015 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and nine months ended September 30, 2015 and 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$944,005	$957,787	$521,712	$540,577
Note receivable (b)	3	28,000	28,000	28,000	28,000
Deferred acquisition fees payable (c)	3	24,180	23,355	17,525	17,520
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

(c)
We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread of 213 basis points and an illiquidity adjustment of 75 basis points. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2015 and December 31, 2014.

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may be granted common stock warrants by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include a counterparty to a hedging arrangement defaulting on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

CPA®:18 – Global 9/30/2015 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2015 and December 31, 2014, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Foreign currency forward contracts and collars	Other assets, net	$6,676	$3,664	$—	$—
Interest rate cap	Other assets, net	11	—	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(22)	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,977)	(2,501)
		$6,687	$3,664	$(1,999)	$(2,501)

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Loss (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Foreign currency forward contracts and collars	$835	$1,822	$2,624	$1,709
Interest rate swaps	22	66	524	(953)
Interest rate cap	(20)	—	(33)	—
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency forward contracts	276	—	366	—
Total	$1,113	$1,888	$3,481	$756
___________

(a)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

CPA®:18 – Global 9/30/2015 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2015	2014	2015	2014
Foreign currency forward contracts and collars	Other income and (expenses)	$308	$—	$870	$—
Interest rate swaps	Interest expense	(1,401)	(212)	(2,001)	(500)
Total		$(1,093)	$(212)	$(1,131)	$(500)

For both the three and nine months ended September 30, 2015, we recognized net losses on our interest rate swaps of $0.1 million, which was included in Interest expense within our consolidated financial statements.

Interest Rate Swaps and Cap

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain non-recourse variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and cap that our consolidated subsidiaries had outstanding at September 30, 2015 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2015
Interest rate swaps	5	30,347	USD	$(1,977)
Interest rate cap	1	16,400	USD	11
				$(1,966)

Foreign Currency Contracts and Collars

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices consists of a written call option and a purchased put option to sell the foreign currency. These instruments lock the range in which the foreign currency exchange rate may fluctuate.

CPA®:18 – Global 9/30/2015 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2015 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2015 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts and collars	79	30,673	EUR	$3,880
Foreign currency forward contracts and collars	54	99,623	NOK	2,396
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	8	30,560	NOK	378
				$6,654
___________

(a)	Fair value amounts are based on the exchange rate of the euro or the Norwegian krone, as applicable, at September 30, 2015.

Credit Risk-Related Contingent Features

Amounts reported in Other comprehensive loss related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At September 30, 2015, we estimated that an additional $0.7 million and $1.3 million will be reclassified as Interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2015. At September 30, 2015, our total credit exposure was $6.7 million and the maximum exposure to any single counterparty was $3.8 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.1 million and $2.6 million at September 30, 2015 and December 31, 2014, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2015 or December 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.1 million and $2.7 million, respectively.

CPA®:18 – Global 9/30/2015 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Non-Recourse Debt and Bonds Payable

Debt consists of non-recourse mortgage notes and bonds payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $1.3 billion and $752.6 million at September 30, 2015 and December 31, 2014, respectively. The following table presents a summary of the non-recourse mortgage loans and bonds payable on our real estate property investments (dollars in thousands):

				Carrying Amount at
Tenant/Property	Interest Rate	Rate Type	Maturity Date	September 30, 2015	December 31, 2014
Non-Recourse Debt:
Infineon Technologies AG	3.1%	Fixed	2/28/2017	$12,431	$13,756
Self-storage – Multiple properties (a) (b) (c)	1.8%	Variable	5/1/2018	16,400	—
Club Med Albion Resorts, or Albion Resorts (d)	4.0%	Fixed	2/26/2020	26,887	19,264
Truffle Portfolio/Oakbank Portfolio (e)	4.0%	Fixed	7/15/2020	28,019	11,401
Jacobsweerd (a)	1.6%	Fixed	7/29/2020	30,654	—
Konzum d.d.	5.8%	Fixed	12/31/2020	33,478	37,038
Bank Pekao S.A.	3.3%	Fixed	3/10/2021	59,768	64,852
Dupont Place Apartments (c)	3.8%	Fixed	11/1/2021	14,140	14,140
Gentry’s Walk (c)	3.8%	Fixed	11/1/2021	15,330	15,330
Brantley Pines (a) (c)	3.8%	Fixed	2/1/2022	19,040	—
Pinnacle Ridge (a) (c)	3.2%	Fixed	2/1/2022	24,045	—
Royal Vopak NV	2.2%	Fixed	2/9/2022	38,138	—
Cayo Grande (a)	4.3%	Fixed	8/1/2022	18,200	—
Exelon (a)	4.3%	Fixed	9/10/2022	22,620	—
State Farm Automobile Company (c)	4.5%	Fixed	9/10/2023	72,800	72,800
Self-storage – Multiple properties (f)	4.9%	Fixed	2/1/2024	14,500	14,500
Automobile Protection Corporation (b)	5.1%	Variable	2/5/2024	3,678	3,752
Solo Cup Operating Company (c)	5.1%	Fixed	2/6/2024	47,250	47,250
Swift Spinning Inc.	5.0%	Fixed	5/1/2024	7,655	7,738
Janus International (b)	4.9%	Variable	5/5/2024	11,538	11,538
Bell Telephone Company	4.6%	Fixed	6/11/2024	8,000	8,000
Self-storage – Multiple properties (g)	4.4%	Fixed	10/11/2024	23,000	23,000
Cooper Tire & Rubber Company (b)	4.7%	Variable	10/31/2024	6,704	6,704
Barnsco Inc. (b)	4.5%	Variable	11/14/2024	5,200	5,200
Alliant Techsystems Inc.	4.2%	Fixed	1/6/2025	27,650	27,650
Belk Inc.	4.3%	Fixed	2/10/2025	28,225	—
Self-storage – Multiple properties (a) (h)	4.3%	Fixed	3/11/2025	48,138	—
Self-storage – Multiple properties (a) (i)	4.3%	Fixed	6/11/2025	37,246	—
Core-Mark (a) (c)	4.4%	Fixed	6/11/2025	10,500	—
Grand Estates (a)	4.1%	Fixed	7/1/2025	29,750	—
Republic Services, Inc. (a) (b)	4.5%	Variable	7/21/2025	3,227	—
Acosta (a)	4.4%	Fixed	8/6/2025	10,650	—
USF Holland	4.5%	Fixed	9/6/2025	7,750	—
Midcontinent Independent System Operator, Inc.	4.0%	Fixed	3/6/2026	9,750	—
North American Lighting Inc.	4.8%	Fixed	5/6/2026	7,291	7,325
Intuit Inc. (a) (c)	4.0%	Fixed	7/6/2026	21,900	—
Air Enterprises	5.3%	Fixed	4/1/2039	3,206	3,257
Crowne Group Inc. (j)	N/A	N/A	N/A	—	15,967
				$804,758	$430,462
Bonds Payable:
Apply Sorco AS (c)	4.4%	Fixed	10/31/2021	$42,109	$48,151
COOP (a) (c) (k)	4.2%	Fixed	5/28/2025	58,811	—
Siemens AS (c) (l)	3.5%	Variable	12/15/2025	38,327	43,099
				$139,247	$91,250
_________

CPA®:18 – Global 9/30/2015 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

(a)
These mortgage loans and bonds payable were entered into or assumed in conjunction with the 2015 Acquisitions as described in Note 5. During the nine months ended September 30, 2015, we capitalized $5.1 million of deferred financing costs related to these loans and bonds payable. We amortize deferred financing costs over the term of the related mortgage loan and bonds payable using a method that approximates the effective interest method.

(b)
These mortgage loans have variable interest rates, which have been effectively converted to fixed rates through the use of interest rate swaps or caps (Note 9). The interest rates presented for these mortgage loans reflect the interest rate swaps or caps in effect at September 30, 2015.

(c)	These mortgage loans have payments that are interest-only until their respective maturity dates.

(d)
On February 27, 2015, we completed the refinancing of these mortgage loans and consolidated them into one mortgage loan. During the nine months ended September 30, 2015, we recognized a loss on extinguishment of debt of $0.7 million related to this refinancing within Other income and (expenses) in our consolidated financial statements.

(e)
On July 1, 2015, we refinanced these mortgage loans and entered into a new credit facility for $28.9 million, which is based on the exchange rate of the British pound sterling on that date. This new credit facility now covers our entire trade counter and industrial asset portfolio located throughout the United Kingdom. During the three and nine months ended September 30, 2015, we recognized a loss on extinguishment of debt of $0.5 million related to this refinancing within Other income and (expenses) in our consolidated financial statements.

(f)	This mortgage loan is allocated between our St. Petersburg Self Storage and Kissimmee Self Storage investments, which are jointly and severally liable for any possible defaults on the loan.

(g)	This mortgage loan is allocated to the six self-storage properties purchased from July 22, 2014 through October 9, 2014.

(h)	On February 18, 2015, we obtained a mortgage loan for $48.1 million, which was allocated to nine self-storage properties purchased from October 28, 2014 through February 18, 2015.

(i)	On May 27, 2015, we obtained a mortgage loan for $37.2 million, which was allocated to several of the self-storage properties purchased from February 4, 2015 through May 26, 2015.

(j)
In conjunction with the sale of the Crowne Group Inc. properties (Note 6), we paid off the existing mortgage loans that encumbered all of these properties. The buyer paid the prepayment penalty on our behalf due to unwinding of the related interest rate swap agreement. During the three and nine months ended September 30, 2015, we recognized a loss on extinguishment of debt of $1.1 million related to the termination of this swap within Other income and (expenses) in our consolidated financial statements.

(k)
In conjunction with this investment (Note 5), on May 28, 2015, we issued privately-placed bonds totaling $64.2 million, which is based on the exchange rate of the Norwegian krone at that date. These bonds are collateralized by the COOP property and have a fixed coupon of 4.2% and a maturity date of May 28, 2025.

(l)	This bond is inflation-linked to the consumer price index, or CPI, of Norway, and the annual principal balance will increase as that inflation index increases.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$695
2016	3,208
2017	15,756
2018	20,368
2019	4,241
Thereafter through 2039	898,462
942,730
Unamortized premium	1,275
Total	$944,005

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2015. The carrying value of our Non-recourse debt and Bonds payable decreased by $30.3 million from December 31, 2014 to September 30, 2015, due to the strengthening of the U.S. dollar relative to foreign currencies during the same period.

CPA®:18 – Global 9/30/2015 10-Q – 31

Note 11. Commitments and Contingencies

At September 30, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 5 for unfunded construction commitments.

Note 12. Loss Per Share and Equity

Basic and Diluted Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	102,293,880	$(7,078)	$(0.07)	99,007,256	$(9,426)	$(0.10)
Class C common stock	29,279,706	(2,697)	(0.09)	9,925,481	(1,175)	(0.12)
Net loss attributable to CPA®:18 – Global		$(9,775)			$(10,601)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	101,471,695	$(31,659)	$(0.31)	71,680,784	$(26,695)	$(0.37)
Class C common stock	26,925,898	(10,237)	(0.38)	6,646,337	(2,934)	(0.44)
Net loss attributable to CPA®:18 – Global		$(41,896)			$(29,629)

The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For the three and nine months ended September 30, 2015, the allocation for Class A common stock excludes shareholder servicing fees of $0.7 million and $1.8 million, respectively, which is only applicable to Class C common stock (Note 4). For the three and nine months ended September 30, 2014, the allocation for Class A common stock excludes shareholder servicing fees of $0.2 million and $0.5 million, respectively.

Distributions

During the third quarter of 2015, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1340 per share for our Class C common stock for the quarter ending September 30, 2015. Distributions in the amount of $19.9 million were paid on October 15, 2015 to stockholders of record on September 30, 2015.

Distributions are declared at the discretion of our board of directors and are not guaranteed. Until we substantially invest the net proceeds of our initial public offering, we expect that distributions will be paid primarily from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

CPA®:18 – Global 9/30/2015 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$3,430	$(39,391)	$(35,961)
Other comprehensive loss before reclassifications	(256)	(6,724)	(6,980)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,401	—	1,401
Other income and (expenses)	(308)	—	(308)
Net current-period Other comprehensive income (loss)	837	(6,724)	(5,887)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	1,300	1,300
Ending balance	$4,267	$(44,815)	$(40,548)

	Three Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,351)	$(1,076)	$(2,427)
Other comprehensive income (loss) before reclassifications	1,676	(11,443)	(9,767)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	212	—	212
Net current-period Other comprehensive income (loss)	1,888	(11,443)	(9,555)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	3,252	3,252
Ending balance	$537	$(9,267)	$(8,730)

CPA®:18 – Global 9/30/2015 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,152	$(22,093)	$(20,941)
Other comprehensive income (loss) before reclassifications	1,984	(28,202)	(26,218)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	2,001	—	2,001
Other income and (expenses)	(870)	—	(870)
Net current-period Other comprehensive income (loss)	3,115	(28,202)	(25,087)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	5,480	5,480
Ending balance	$4,267	$(44,815)	$(40,548)

	Nine Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(219)	$125	$(94)
Other comprehensive income (loss) before reclassifications	256	(13,143)	(12,887)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	500	—	500
Net current-period Other comprehensive income (loss)	756	(13,143)	(12,387)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	3,751	3,751
Ending balance	$537	$(9,267)	$(8,730)

Note 13. Subsequent Events

Subsequent to September 30, 2015 and through November 16, 2015, we purchased 12 additional properties totaling approximately $112.6 million (excluding acquisition costs) and obtained $75.5 million of new financing. Of these properties, ten are self-storage facilities, one is an office building, and one is a build-to-suit project for a self-storage facility.

It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for these transactions given the short period of time between the acquisition dates and the filing of this Report.

CPA®:18 – Global 9/30/2015 10-Q – 34

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

Business Overview

As described in more detail in Item 1 of the 2014 Annual Report, we are a publicly-owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. On May 7, 2013, we commenced our initial public offering of Class A and Class C common stock and have raised aggregate gross proceeds of $1.2 billion through April 2, 2015, which is the date we closed our offering. We continue to offer shares of common stock pursuant to our distribution reinvestment plan at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock. The per share amount of distributions on shares of Class A and Class C common stock will likely differ because of different allocations of class-specific expenses. Specifically, distributions on shares of Class C common stock will be lower than distributions on shares of Class A common stock because shares of Class C common stock are subject to ongoing distribution and shareholder servicing fees (Note 4).

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

Significant Developments

Investment and Financing Activity

During the nine months ended September 30, 2015, we acquired 38 new investments for an aggregate amount of $857.4 million and obtained mortgage and bond financing of $493.3 million.

Subsequent to September 30, 2015 and through November 16, 2015, we purchased 12 additional properties totaling approximately $112.6 million excluding acquisition costs and obtained $75.5 million of new financing. Of these properties, ten are self-storage facilities, one is an office building, and one is a build-to-suit project for a self-storage facility.

Disposition

In August 2015, we sold five industrial facilities that were leased to subsidiaries of Crowne Group Inc., which was the original owner, for $35.7 million (Note 6), to the tenants, pursuant to the exercise of their purchase options. Simultaneously, we paid off the existing mortgage loans that encumbered all of these properties (Note 10).

CPA®:18 – Global 9/30/2015 10-Q – 35

Foreign Currency Fluctuation

We own investments outside the United States, primarily in Europe, and as a result, are subject to risk from exchange rate fluctuations in various foreign currencies, primarily the euro. The average exchange rate of the U.S. dollar in relation to the euro decreased by approximately 16.2% and 17.8% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, resulting in a negative impact on the results of operations for our euro-denominated investments during the three and nine months ended September 30, 2015, compared to the same periods in 2014. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivative instruments, such as foreign currency forward contracts and collars. We also try to manage our exposure related to fluctuations in the exchange rate between the U.S. dollar and the euro by incurring non-recourse debt denominated in the euro, including euro-denominated non-recourse debt (Note 9).

New Senior Management Responsibilities

On August 5, 2015, we made the following changes in senior management responsibilities:

•	Hisham A. Kader, who was the Chief Accounting Officer of CPA®:18 – Global, became our Chief Financial Officer, replacing Catherine D. Rice who remains Managing Director; and

•	ToniAnn Sanzone, who was the Global Corporate Controller of CPA®:18 – Global, became our Chief Accounting Officer.

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We expect to make these investments both domestically and internationally. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly-owned investments. See Terms and Definitions below for a description of pro rata amounts.

CPA®:18 – Global 9/30/2015 10-Q – 36

Portfolio Summary

	September 30, 2015	December 31, 2014
Number of net-leased properties	54	47
Number of operating properties (a)	51	16
Number of tenants (b)	94	73
Total square footage (in thousands) (c)	13,221	8,942
Occupancy — Single-tenant (b) (c)	100.0%	100.0%
Occupancy — Multi-tenant (c) (d)	91.4%	91.0%
Weighted-average lease term — Single-tenant properties (in years) (b) (c)	11.3	13.2
Weighted-average lease term — Multi-tenant properties (in years) (c) (d)	7.6	8.3
Number of countries	9	8
Total assets (in thousands)	$2,096,492	$1,615,884
Net investments in real estate (in thousands)	1,478,254	941,357
Funds raised — cumulative to date (in thousands)	1,243,518	1,143,111

	Nine Months Ended September 30,
(dollars in thousands, except exchange rate)	2015	2014
Acquisition volume — consolidated (e) (f)	$857,379	$578,932
Acquisition volume — pro rata (c) (e) (f)	860,901	500,791
Financing obtained — consolidated	493,265	290,158
Financing obtained — pro rata (c)	484,117	245,022
Average U.S. dollar/euro exchange rate (g)	1.1148	1.3566
Increase in the U.S. CPI (h)	1.3%	2.1%
Increase in the Harmonized Index of Consumer Prices (h)	0.3%	0.2%
Increase in the Norwegian CPI (h)	2.0%	1.9%
__________

(a)	At September 30, 2015, our operating portfolio consisted of 44 wholly-owned self-storage properties, six multi-family properties, and one student housing development.

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

(g)
The average conversion rate for the U.S. dollar in relation to the euro decreased during the nine months ended September 30, 2015 as compared to the same period in 2014, resulting in a negative impact on earnings in 2015 from our euro-denominated investments.

(h)	Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI or other similar indices.

CPA®:18 – Global 9/30/2015 10-Q – 37

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at September 30, 2015. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

	Consolidated		Pro Rata
Tenant/Lease Guarantor	ABR	Percent	ABR	Percent
Bank Pekao S.A. (a)	$8,895	10%	$4,447	6%
State Farm Automobile Co.	7,239	9%	3,620	5%
Konzum d.d. (a)	6,333	7%	5,066	7%
Solo Cup Operating Company	5,646	7%	5,646	8%
Apply Sorco AS (a)	5,174	6%	2,639	3%
Albion Resorts (a)	4,879	6%	4,879	7%
Siemens AS (a)	4,214	5%	4,214	6%
Royal Vopak NV (a)	3,778	4%	3,778	5%
COOP Ost AS (a)	3,507	4%	3,507	5%
Alliant Techsystems Inc.	3,199	4%	3,199	4%
Total	$52,864	62%	$40,995	56%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
Midwest (a)	$16,505	19%	$16,505	23%
South	14,534	17%	10,914	15%
East	3,288	4%	3,288	4%
West	404	—%	404	1%
U.S. Total	34,731	40%	31,111	43%

International
Norway (b)	15,698	18%	12,564	17%
Poland (c)	9,027	11%	4,513	6%
The Netherlands (d)	8,414	10%	8,414	11%
Croatia (e)	6,333	7%	5,066	7%
United Kingdom	5,029	6%	4,972	7%
Mauritius (f)	4,879	6%	4,879	7%
Germany	1,478	2%	1,478	2%
International Total	50,858	60%	41,886	57%

Total	$85,589	100%	$72,997	100%
__________

CPA®:18 – Global 9/30/2015 10-Q – 38

(a)	Pro rata ABR for the Midwest region contains a concentration of 8% for our Solo Cup Operating Company property located in Illinois.

(b)	Pro rata ABR for Norway contains a concentration of 6% for our Siemens AS property.

(c)	Pro rata ABR for Poland contains a concentration of 6% for our Bank Pekao S.A. property.

(d)	Pro rata ABR for the Netherlands contains a concentration of 5% for our Royal Vopak NV property.

(e)	Pro rata ABR for Croatia contains a concentration of 7% for our Konzum d.d. properties.

(f)	Pro rata ABR for Mauritius contains a concentration of 7% for our Albion Resorts property.

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$47,828	56%	$37,101	51%
Retail	12,377	14%	10,512	14%
Warehouse	11,409	13%	11,409	16%
Industrial	9,096	11%	9,096	12%
Hotel	4,879	6%	4,879	7%
Total	$85,589	100%	$72,997	100%

CPA®:18 – Global 9/30/2015 10-Q – 39

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Grocery	$10,225	12%	$8,573	12%
Banking	8,895	10%	4,447	6%
Insurance	7,732	9%	4,112	6%
Business Services	6,407	8%	3,872	5%
Containers, Packaging, and Glass	5,646	7%	5,646	8%
Capital Equipment	5,060	6%	5,060	7%
Hotel, Gaming, and Leisure	4,961	6%	4,920	7%
Retail Stores	4,818	6%	4,818	7%
Sovereign and Public Finance	4,555	5%	4,496	6%
Oil and Gas	4,475	5%	4,473	6%
Utilities: Electric	3,826	5%	3,826	5%
Metals and Mining	3,199	4%	3,199	4%
High Tech Industries	2,942	3%	2,840	4%
Automotive	1,907	2%	1,907	3%
Consumer Services	1,887	2%	1,812	2%
Construction and Building	1,812	2%	1,812	2%
Consumer Goods: Non-Durable	1,261	2%	1,261	2%
Media: Advertising, Printing, and Publishing	1,190	1%	1,190	2%
Wholesale	1,101	1%	1,101	2%
Telecommunications	1,020	1%	995	1%
Electricity	997	1%	997	1%
Transportation: Cargo	866	1%	866	1%
Other (a)	807	1%	774	1%
Total	$85,589	100%	$72,997	100%
__________

(a)	Includes ABR from tenants in the following industries: environmental industries and consumer goods: durable.

CPA®:18 – Global 9/30/2015 10-Q – 40

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration (b)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2015	2	$38	—%	2	$36	—%
2016	4	126	—%	4	86	—%
2017	5	850	1%	5	848	1%
2018	8	789	1%	8	766	1%
2019	8	1,086	1%	8	1,086	2%
2020	9	2,299	3%	9	2,206	3%
2021	3	1,265	1%	3	1,163	2%
2022	5	1,693	2%	5	1,693	2%
2023	9	19,596	23%	9	14,688	20%
2024	9	4,714	6%	9	4,714	6%
2025	7	5,778	7%	7	5,778	8%
2026	4	6,104	7%	4	6,104	8%
2027	8	5,875	7%	8	5,875	8%
2028	5	13,953	16%	5	7,798	11%
Thereafter	20	21,423	25%	20	20,156	28%
Total	106	$85,589	100%	106	$72,997	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)
These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent both consolidated and pro rata ABR of $4.0 million. All the years listed above include multi-tenant properties, except 2026.

CPA®:18 – Global 9/30/2015 10-Q – 41

Operating Properties

At September 30, 2015, our operating portfolio consisted of 44 self-storage properties, which had an average occupancy rate of 88.2%, six multi-family properties, which had an average occupancy rate of 92.2%, and one student housing development. At September 30, 2015, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	19	1,923
California	9	797
Texas	5	695
Georgia	5	593
Nevada	3	243
Hawaii	2	95
North Carolina	1	283
Kentucky	1	121
South Carolina	1	63
New York	1	61
Illinois	1	58
Missouri	1	41
Canada (a)	1	—
United Kingdom (b)	1	—
Total	51	4,973
__________

(a)	Represents a build-to-suit project for a self-storage facility.

(b)	Represents a build-to-suit project for a student housing development (Note 5).

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

CPA®:18 – Global 9/30/2015 10-Q – 42

Financial Highlights

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (a)	2015	2014 (a)
Total revenues	$37,069	$14,882	$94,713	$34,224
Net loss attributable to CPA®:18 – Global	(9,775)	(10,601)	(41,896)	(29,629)

Cash distributions paid	19,711	12,772	56,014	20,852

Net cash provided by (used in) operating activities			24,380	(411)
Net cash used in investing activities			(684,996)	(520,211)
Net cash provided by financing activities			504,370	1,068,471

Supplemental financial measures:
FFO attributable to CPA®:18 – Global (b)	(293)	(6,172)	(8,715)	(19,172)
MFFO attributable to CPA®:18 – Global (b)	11,541	5,504	29,592	11,476
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

(b)
We consider the performance metrics listed above, including Funds from (used in) operations, or FFO, and Modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Total revenues, FFO and MFFO improved for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily reflecting the increase in the number of our investments during 2015 and 2014.

CPA®:18 – Global 9/30/2015 10-Q – 43

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing the value of our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

The following table presents the comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues
Lease revenues	$21,675	$12,175	$9,500	$59,133	$29,730	$29,403
Other real estate income - operating property revenues	12,308	1,052	11,256	27,332	1,988	25,344
Reimbursable tenant costs	2,602	1,065	1,537	6,348	1,881	4,467
Interest income and other	484	590	(106)	1,900	625	1,275
	37,069	14,882	22,187	94,713	34,224	60,489
Operating Expenses
Depreciation and amortization:
Net-leased properties	9,766	5,096	4,670	26,282	12,406	13,876
Operating properties	7,886	551	7,335	18,021	1,079	16,942
	17,652	5,647	12,005	44,303	13,485	30,818
Property expenses:
Operating properties	5,380	389	4,991	11,660	666	10,994
Reimbursable tenant costs	2,602	1,065	1,537	6,348	1,881	4,467
Asset management fees	2,098	713	1,385	5,244	1,647	3,597
Net-leased properties	912	388	524	2,111	935	1,176
	10,992	2,555	8,437	25,363	5,129	20,234
Acquisition expenses	10,795	8,861	1,934	34,575	31,827	2,748
General and administrative	2,735	1,517	1,218	6,459	3,329	3,130
	42,174	18,580	23,594	110,700	53,770	56,930
Operating Loss	(5,105)	(3,698)	(1,407)	(15,987)	(19,546)	3,559
Other Income and Expenses
Interest expense	(7,970)	(4,311)	(3,659)	(24,065)	(10,163)	(13,902)
Other income and (expense)	(2,324)	(2,100)	(224)	(4,256)	(1,731)	(2,525)
	(10,294)	(6,411)	(3,883)	(28,321)	(11,894)	(16,427)
Loss before income taxes	(15,399)	(10,109)	(5,290)	(44,308)	(31,440)	(12,868)
Benefit from income taxes	1,062	644	418	854	422	432
Loss before gain on sale of real estate	(14,337)	(9,465)	(4,872)	(43,454)	(31,018)	(12,436)
Gain on sale of real estate, net of tax	6,654	—	6,654	6,654	—	6,654
Net Loss	(7,683)	(9,465)	1,782	(36,800)	(31,018)	(5,782)
Net (income) loss attributable to noncontrolling interests	(2,092)	(1,136)	(956)	(5,096)	1,389	(6,485)
Net Loss Attributable to CPA®:18 – Global	$(9,775)	$(10,601)	$826	$(41,896)	$(29,629)	$(12,267)
MFFO Attributable to CPA®:18 – Global	$11,541	$5,504	$6,037	$29,592	$11,476	$18,116

CPA®:18 – Global 9/30/2015 10-Q – 44

Lease Composition and Leasing Activities

As of September 30, 2015, approximately 53.9% of our leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the U.S. CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 39.4% of our leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 2.3% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

During the three and nine months ended September 30, 2015, we did not modify any leases.

CPA®:18 – Global 9/30/2015 10-Q – 45

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses, and depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated leased and operating properties, as well as a reconciliation to our net operating income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$3,608	$3,905	$(297)	$10,835	$11,834	$(999)
Depreciation and amortization	(1,467)	(1,595)	128	(4,406)	(4,835)	429
Property expenses	7	(348)	355	(263)	(852)	589
Property level contribution	2,148	1,962	186	6,166	6,147	19
Recently Acquired Net-Leased Properties
Lease revenues	17,662	7,591	10,071	46,523	15,986	30,537
Depreciation and amortization	(8,298)	(3,501)	(4,797)	(21,876)	(7,571)	(14,305)
Property expenses	(919)	(40)	(879)	(1,847)	(83)	(1,764)
Property level contribution	8,445	4,050	4,395	22,800	8,332	14,468
Properties Sold
Revenues	405	679	(274)	1,775	1,910	(135)
Depreciation and amortization	—	—	—	—	—	—
Property expenses	—	—	—	(1)	—	(1)
Property level contribution	405	679	(274)	1,774	1,910	(136)
Operating Properties
Revenues	12,308	1,052	11,256	27,332	1,988	25,344
Depreciation and amortization	(7,887)	(551)	(7,336)	(18,021)	(1,079)	(16,942)
Property expenses	(5,380)	(389)	(4,991)	(11,660)	(666)	(10,994)
Property level contribution	(959)	112	(1,071)	(2,349)	243	(2,592)
Total Property Level Contribution
Lease revenues	21,675	12,175	9,500	59,133	29,730	29,403
Property expenses	(912)	(388)	(524)	(2,111)	(935)	(1,176)
Operating property revenues	12,308	1,052	11,256	27,332	1,988	25,344
Operating property expenses	(5,380)	(389)	(4,991)	(11,660)	(666)	(10,994)
Depreciation and amortization	(17,652)	(5,647)	(12,005)	(44,303)	(13,485)	(30,818)
Property Level Contribution	10,039	6,803	3,236	28,391	16,632	11,759
Add other income:
Interest income and other	484	590	(106)	1,900	625	1,275
Less other expenses:
Acquisition expenses	(10,795)	(8,861)	(1,934)	(34,575)	(31,827)	(2,748)
General and administrative	(2,735)	(1,517)	(1,218)	(6,459)	(3,329)	(3,130)
Asset management fees	(2,098)	(713)	(1,385)	(5,244)	(1,647)	(3,597)
Operating Loss	$(5,105)	$(3,698)	$(1,407)	$(15,987)	$(19,546)	$3,559

CPA®:18 – Global 9/30/2015 10-Q – 46

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2014, and that were not sold during the periods presented. For the periods presented, there were six existing net-leased properties.

For both the three and nine months ended September 30, 2015, compared to the same periods in 2014, property level contribution for existing net-leased properties were substantially the same, but the decrease in the exchange rate of the U.S. dollar relative to the euro during the current year periods compared to the prior year periods affected lease revenues, property expenses, and depreciation and amortization.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2013.

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, property level contribution from recently acquired net-leased properties increased by $4.4 million and $14.5 million, respectively, primarily as a result of the 22 properties acquired after September 30, 2014.

Properties Sold

In August 2015, we sold five industrial facilities back to subsidiaries of Crowne Group Inc., which were previously classified as Net investments in direct financing leases in the consolidated financial statements (Note 6). These dispositions were made as a result of the tenants exercising their purchase options.

Operating Properties

Other real estate operations represent primarily the results of operations, or revenues and operating expenses, of our 44 self-storage and six multi-family properties. The changes below were primarily a result of the 37 self-storage and six multi-family properties we acquired after September 30, 2014.

For three and nine months ended September 30, 2015, compared to the same periods in 2014, property level contribution from operating properties decreased by $1.1 million and $2.6 million, respectively. The decreases were primarily due to increases in property expenses and depreciation and amortization expenses, specifically the amortization of the in-place lease intangible assets related to our six multi-family acquisitions, which have a six-month amortization period from the date they were acquired. These increases in expenses were partially offset by increases in operating property revenues related to the properties we acquired after September 30, 2014.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our note receivable investment. For the three and nine months ended September 30, 2015, compared to the same periods in 2014, interest income and other increased by $0.1 million and $1.3 million, respectively, primarily due to our acquisition of the note receivable in July 2014.

Acquisition Expenses

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, acquisition expenses increased by $1.9 million and $2.7 million, respectively, primarily due to the increase in investment volume for acquisitions that were deemed to be business combinations during the three and nine months ended September 30, 2015 compared to the prior periods.

General and Administrative

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, general and administrative expenses increased by $1.2 million and $3.1 million, respectively, primarily due to increases in professional fees of $0.9 million and $1.1 million, respectively. Additionally, for the nine months ended September 30, 2015, compared to the same period in 2014, personnel and overhead reimbursement costs and broker dealer expense increased by $0.8 million and $1.4 million,

CPA®:18 – Global 9/30/2015 10-Q – 47

respectively. The increases in professional fees were primarily attributable to higher growth in investment volume. The increases in broker dealer expenses were primarily attributable to a higher amount of Class C shareholder servicing fees paid due to increases in the number of shares sold of our Class C common stock. The increases in personnel and overhead expenses were a result of increased revenues, which had a direct impact on the costs allocated to us by our advisor under the advisory agreement (Note 4).

Property Expenses — Asset Management Fees

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, asset management fees increased by $1.4 million and $3.6 million, respectively, due to growth in investment volume since September 30, 2014, which increased the asset base from which our advisor earns a fee.

Interest Expense

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, interest expense increased by $3.7 million and $13.9 million, respectively, as a result of mortgage and bond financing obtained or assumed in connection with our recently acquired properties.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the functional currency of those subsidiaries. When the short-term intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended September 30, 2015, we recognized net other expense of $2.3 million, which was primarily comprised of loss on extinguishment of debt of $2.6 million primarily related to our disposal of the Crowne Group Inc. properties and the refinancing of certain mortgage loans (Note 10), partially offset by interest income received on our cash balances held with financial institutions of $0.4 million.

For the three months ended September 30, 2014, we recognized net other expense of $2.1 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $3.3 million, partially offset by interest income received on our cash balances held with financial institutions of $1.1 million.

For the nine months ended September 30, 2015, we recognized net other expense of $4.3 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $4.3 million and loss on extinguishment of debt of $2.3 million, partially offset by interest income received on our cash balances held with financial institutions of $1.5 million and gains recognized on derivatives of $0.8 million.

For the nine months ended September 30, 2014, we recognized net other expense of $1.7 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $3.8 million, partially offset by interest income received on our cash balances held with financial institutions of $2.0 million.

Gain on Sale of Real Estate, Net of Tax

For both the three and nine months ended September 30, 2015, we recognized a gain on sale of real estate, net of tax of $6.7 million as a result of the disposition of the Crowne Group Inc. properties (Note 6).

Net (Income) Loss Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, net income attributable to noncontrolling interests increased by $1.0 million and $6.5 million, respectively, due to increases of $1.1 million and $2.8 million, respectively, in the Available Cash Distribution. The nine months ended September 30, 2014 also reflects the impact of $3.5 million of losses related to Bank Pekao S. A., which was allocable to CPA®:17 – Global.

CPA®:18 – Global 9/30/2015 10-Q – 48

Net Loss Attributable to CPA®:18 – Global

For the three months ended September 30, 2015, compared to the same period in 2014, the resulting net loss attributable to CPA®:18 – Global decreased by $0.8 million.

For the nine months ended September 30, 2015, compared to the same period in 2014, the resulting net loss attributable to CPA®:18 – Global increased by $12.3 million.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, MFFO increased by $6.0 million and $18.1 million, respectively, primarily as a result of the increase in the number of our investments subsequent to September 30, 2014.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. We closed our offering on April 2, 2015. We expect to continue to invest the proceeds of our initial public offering primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. After investing capital raised through our initial public offering, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues; whether our advisor receives its fees in shares of our common stock or cash, which our board of directors must elect; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our advisor; and changes in foreign currency exchange rates as we continue to invest the proceeds from our offering. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs in the future as described below. However, as we continue to invest the capital raised in our initial public offering, it may be necessary to use cash raised in that offering to fund our operating activities and distributions to our stockholders.

Operating Activities — Net cash provided by operating activities for the nine months ended September 30, 2015 was $24.4 million, compared to net cash used in operating activities of $0.4 million for the same period in 2014. The change primarily reflects the impact of investments acquired after September 30, 2014.

Investing Activities — Our investing activities are generally comprised of real estate purchases, payment of deferred acquisition fees to our advisor for asset acquisitions, and capitalized property-related costs.

During the nine months ended September 30, 2015, we used $662.6 million for our real estate and direct financing lease investments, and $35.0 million to fund construction costs of our build-to-suit projects. We also had cash outflows of $7.2 million from a change in restricted cash, $5.5 million for the acquisition of an equity investment, and $4.0 million related to deposits for investments. We had cash inflows of $35.7 million from the sale of real estate.

Financing Activities — Net cash provided by financing activities totaled $504.4 million for the nine months ended September 30, 2015. This was primarily due to proceeds of $436.7 million from non-recourse mortgage financings, net proceeds received from our initial public offering of $125.2 million, and proceeds from a bond financing of $66.3 million. We also had cash outflows related to distributions paid totaling $56.0 million for the fourth quarter of 2014 and the first and second quarter of 2015, which were comprised of $26.1 million of cash distributions and $29.9 million of distributions reinvested by stockholders through our distribution reinvestment plan, and scheduled payments and prepayments of mortgage principal of $49.1 million.

CPA®:18 – Global 9/30/2015 10-Q – 49

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. Our distributions declared through September 30, 2015 have exceeded our FFO and were paid almost entirely from uninvested offering proceeds. When we have substantially invested the net proceeds from our initial public offering, we expect that future distributions will be paid in whole or in part from FFO. Until then, we expect that distributions will be paid primarily from offering proceeds. From inception through September 30, 2015, we have declared distributions to stockholders totaling $113.7 million, which were comprised of cash distributions of $53.0 million and $60.7 million reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the nine months ended September 30, 2015, we received requests to redeem 544,294 and 44,685 shares of Class A and Class C common stock, respectively, pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $9.59 and $8.98 per share, respectively, net of redemption fees, totaling $5.6 million for both Class A and Class C common stock.

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	September 30, 2015	December 31, 2014
Carrying Value
Fixed rate	$858,932	$429,251
Variable rate:
Amount subject to interest rate swaps and cap	46,746	37,960
Amount subject to floating interest rate	38,327	54,501
	85,073	92,461
	$944,005	$521,712
Percent of Total Debt
Fixed rate	91%	82%
Variable rate	9%	18%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.1%	4.5%
Variable rate (a)	3.6%	4.2%
___________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

CPA®:18 – Global 9/30/2015 10-Q – 50

Cash Resources

At September 30, 2015, our cash resources consisted of cash and cash equivalents totaling $269.9 million. Of this amount, $48.2 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $169.2 million at September 30, 2015, although there can be no assurance that we would be able to obtain financing for these properties on satisfactory terms, if at all. In addition, our board of directors and the board of directors of WPC have each approved unsecured loans to us from WPC of up to $100.0 million in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of WPC’s management (Note 4). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

Our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition-related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand, financings, and the uninvested capital remaining from our initial public offering. We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We expect to meet our short-term liquidity requirements generally through existing cash balances, and, if necessary, short-term borrowings. We expect that in the future, as our portfolio grows and matures, our properties will provide sufficient cash flow to cover operating expenses and the payment of stockholder distributions.

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, and making any scheduled mortgage interest and principal payments, as well as other normal recurring operating expenses. We expect to fund $22.5 million related to capital and other lease commitments during the next 12 months.

Our liquidity would be adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$942,730	$3,039	$35,990	$93,046	$810,655
Interest on borrowings and deferred acquisition fees	301,868	38,698	75,536	73,548	114,086
Capital commitments (b)	131,876	22,254	109,622	—	—
Deferred acquisition fees — principal (c)	22,846	12,672	10,174	—	—
Other lease commitments (d)	5,628	225	874	734	3,795
Asset retirement obligations (e)	2,362	—	—	—	2,362
	$1,407,310	$76,888	$232,196	$167,328	$930,898
__________

CPA®:18 – Global 9/30/2015 10-Q – 51

(a)
Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. Excludes $1.3 million of unamortized premium, which was included in Bonds payable at September 30, 2015.

(b)	Capital commitments include our current build-to-suit projects of $129.3 million (Note 5) and $2.6 million related to other construction commitments.

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

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2015, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At September 30, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, which are supplemental non-GAAP measures defined by our management. We believe that these non-GAAP measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding

CPA®:18 – Global 9/30/2015 10-Q – 52

general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. It should be noted, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property (including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows) are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) within seven years following the closing of our initial public offering, which occurred on April 2, 2015. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly-registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental non-GAAP measure for publicly-registered non-listed REITs and which we believe to be another appropriate supplemental non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the

CPA®:18 – Global 9/30/2015 10-Q – 53

business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge, and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Since interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the Investment Program Association’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables, and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items that are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. We account for certain of our equity investments using the hypothetical liquidation model which is based on distributable cash as defined in the operating agreement.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that MFFO and the adjustments used to calculate it allow us to present our performance in a manner that takes into account certain characteristics unique to non-listed REITs, such as their limited life, defined acquisition period, and targeted exit strategy, and is therefore a useful measure for investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

CPA®:18 – Global 9/30/2015 10-Q – 54

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (a)	2015	2014 (a)
Net loss attributable to CPA®:18 – Global	$(9,775)	$(10,601)	$(41,896)	$(29,629)
Adjustments:
Depreciation and amortization of real property	17,689	5,656	44,419	13,491
Gain on sale of real estate, net of taxes	(6,654)	—	(6,654)	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,553)	(1,227)	(4,584)	(3,034)
Total adjustments	9,482	4,429	33,181	10,457
FFO attributable to CPA®:18 – Global — as defined by NAREIT	(293)	(6,172)	(8,715)	(19,172)
Adjustments:
Acquisition expenses (b)	10,795	8,905	34,575	31,948
Straight-line and other rent adjustments (c)	(1,060)	(722)	(2,853)	(1,633)
Loss on extinguishment of debt	1,635	—	2,335	—
Unrealized losses (gains) on foreign currency, derivatives and other	403	(3)	4,261	6
Amortization of premium/discount on debt investments and fair market value adjustments, net	217	178	647	423
Realized (gains) losses on foreign currency, derivatives and other	(210)	3,221	(765)	3,767
Above- and below-market rent intangible lease amortization, net (d)	(32)	18	44	14
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	86	79	63	(3,877)
Total adjustments	11,834	11,676	38,307	30,648
MFFO attributable to CPA®:18 – Global	$11,541	$5,504	$29,592	$11,476
__________

(a)
In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and one other error previously recorded as out-of-period adjustment, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior periods presented herein have been revised for the correction of such errors (Note 2). The correction of errors for the three and nine months ended September 30, 2014 resulted in an increase to Net loss attributable to CPA®:18 – Global of $3.0 million and $3.5 million, respectively, a reduction in FFO of $3.0 million and $3.5 million, respectively, and an increase to MFFO of $3.0 million and $3.5 million, respectively.

(b)
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

CPA®:18 – Global 9/30/2015 10-Q – 55

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

CPA®:18 – Global 9/30/2015 10-Q – 56

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks that we are exposed to are interest rate risk and foreign currency exchange risk. We are also exposed to further market risk as a result of tenant concentrations in certain industries and/or geographic regions, since adverse market factors can affect the ability of tenants in a particular industry/region to meet their lease obligations. In order to manage this risk, our advisor views our collective tenant roster as a portfolio and attempts to diversify such portfolio so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and note receivable investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2015, we estimated that the total fair value of our interest rate swaps and cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $2.0 million (Note 9).

At September 30, 2015, our outstanding debt either bore interest at fixed rates, was swapped to a fixed rate or, in the case of one our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at September 30, 2015 ranged from 1.6% to 5.8%. The contractual annual interest rates on our variable-rate debt at September 30, 2015 ranged from 1.8% to 5.1%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$655	$2,694	$15,074	$3,285	$3,559	$833,665	$858,932	$866,946
Variable rate debt (a)	$40	$514	$682	$17,083	$682	$64,797	$83,798	$90,841
__________

(a)	Amounts are based on the exchange rate at September 30, 2015, as applicable.

CPA®:18 – Global 9/30/2015 10-Q – 57

At September 30, 2015, the estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, approximated their carrying values. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2015 by an aggregate increase of $56.1 million or an aggregate decrease of $59.1 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at September 30, 2015, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in the euro and the Norwegian krone and, to a lesser extent, the British pound sterling, which may affect future costs and cash flows. Although all of our foreign investments through the third quarter of 2015 were conducted in these currencies, we may conduct business in other currencies in the future as we seek to invest a portion of the funds from our initial public offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage and bond financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of September 30, 2015 during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (b)	$7,468	$28,732	$34,832	$34,756	$34,927	$302,686	$443,401
Norwegian krone (c)	3,770	15,000	14,940	14,940	14,940	90,584	154,174
British pound sterling (d)	1,268	4,990	4,849	4,559	4,354	17,140	37,160
	$12,506	$48,722	$54,621	$54,255	$54,221	$410,410	$634,735

Scheduled debt service payments (principal and interest) for mortgage notes, and bonds denominated in Norwegian krone, for our foreign operations as of September 30, 2015 during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Debt Service (a)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (b)	$2,244	$8,108	$19,829	$7,822	$7,904	$188,725	$234,632
Norwegian krone (c)	3,172	5,642	5,642	5,642	5,642	165,053	190,793
British pound sterling (d)	327	1,142	1,139	1,139	1,139	28,874	33,760
	$5,743	$14,892	$26,610	$14,603	$14,685	$382,652	$459,185
__________

(a)
Amounts are based on the applicable exchange rates at September 30, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2015 of $2.1 million.

CPA®:18 – Global 9/30/2015 10-Q – 58

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2015 of $0.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be no corresponding change in the projected estimated property-level cash flow at September 30, 2015.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues after 2019 for investments denominated in the British pound sterling and the Norwegian krone. We currently anticipate that, by their respective due dates, we will refinance certain of our debt obligations and/or renew the related lease, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. Our portfolio is currently exposed to concentrations of credit risk as we have not yet fully invested the proceeds from our initial public offering. We regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we continue to invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well-diversified and does not contain any unusual concentration of credit risks. At September 30, 2015, our consolidated net-lease portfolio, which excludes our self-storage facilities and multi-family properties, had the following significant property and lease characteristics (percentages based on the percentage of our consolidated ABR as of September 30, 2015) in excess of 10% in certain areas, as follows:

•	40% related to domestic properties, which included a concentration in Texas and Illinois of 12% and 10%, respectively;

•	60% related to international properties, which included concentrations in Norway of 18%, Poland of 11%, and the Netherlands of 10%;

•	56% related to office properties, 14% related to retail properties, 13% related to warehouse properties, and 11% related to industrial properties; and

•	12% related to the grocery industry and 10% related to the banking industry.

CPA®:18 – Global 9/30/2015 10-Q – 59

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:18 – Global 9/30/2015 10-Q – 60

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2015, we issued 202,647 shares of our Class A common stock to our advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which is the price at which shares of our Class A common stock were sold in our initial public offering. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception and through September 30, 2015, we have issued a total of 751,111 shares of our Class A common stock to our advisor as consideration for asset management fees.

Use of Offering Proceeds

Our Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC on May 7, 2013 and we closed the offering on April 2, 2015. As of September 30, 2015, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	100,000,000	26,737,968	126,737,968
Aggregate price of offering amount registered (a)	$1,000,000	$250,000	$1,250,000
Shares sold (b)	97,937	28,468	126,405
Aggregated offering price of amount sold	$977,410	$266,108	$1,243,518
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(73,427)	(5,818)	(79,245)
Direct or indirect payments to others	(31,258)	(6,016)	(37,274)
Net offering proceeds to the issuer after deducting expenses	$872,725	$254,274	1,126,999
Purchases of real estate, net of financing and noncontrolling interest			(798,736)
Repayment of mortgage financing			(50,750)
Proceeds from the sale of real estate			35,674
Cash distributions paid to stockholders			(32,999)
Repurchase of shares			(7,141)
Working capital (c)			(3,186)
Temporary investments in cash and cash equivalents			$269,861
__________

(a)	These amounts are based on the assumption that the shares sold in our initial public offering were composed of 80% Class A common stock and 20% Class C common stock.

(b)
Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our distribution reinvestment plan. We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively.

(c)	Working capital has been reduced to reflect $93.9 million of acquisition expenses incurred since inception.

CPA®:18 – Global 9/30/2015 10-Q – 61

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2015:

	Class A		Class C
2015 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
July	—	—	—	—	N/A	N/A
August	—	—	—	—	N/A	N/A
September	216,555	$9.64	29,338	$9.01	N/A	N/A
Total	216,555		29,338
___________

(a)
Represents shares of our Class A and Class C common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended September 30, 2015. We generally receive fees in connection with share redemptions.

CPA®:18 – Global 9/30/2015 10-Q – 62

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:18 – Global 9/30/2015 10-Q – 63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	November 16, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	November 16, 2015
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 9/30/2015 10-Q – 64

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith