Form 10-K
period 2015-12-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2016-03-15
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 100,987,584 and 29,056,019 of Class A and Class C shares, respectively, of outstanding common stock at June 30, 2015.
As of February 29, 2016 there were 104,111,711 shares of Class A common stock and 29,804,883 shares of Class C common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

                                    CPA®:18 – Global 2015 10-K – 1

PART I

Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned non-listed real estate investment trust, or REIT, that invests in a diversified portfolio of income-producing commercial properties and other real estate-related assets, both domestically and outside the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We conduct substantially all of our investment activities and own all of our assets through CPA®:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership. In addition to being a general partner and a limited partner of the Operating Partnership, we also own a 99.97% capital interest in the Operating Partnership. WPC–CPA®:18 Holdings, LLC, or CPA®:18 Holdings, also known as the Special General Partner, a subsidiary of our sponsor, W. P. Carey Inc., or WPC, holds a 0.03% special general partner interest in the Operating Partnership.

Our core investment strategy is to acquire, own, and manage a portfolio of commercial real estate properties leased to a diversified group of companies on a single-tenant, net-lease basis. In addition, our portfolio includes self-storage and multi-family investments, which we refer to as our Operating Properties. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs, and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:

•
clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the Consumer Price Index, or CPI, or other similar index for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

•	indemnification for environmental and other liabilities;

•	operational or financial covenants of the tenant; and

•	guarantees of lease obligations from parent companies or letters of credit.

We are managed by WPC through certain of its subsidiaries, or collectively, the advisor. WPC is a publicly-traded REIT listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement, the advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services to us, including expenses associated with personnel provided for administration of our operations. As of December 31, 2015, the advisor also served in this capacity for Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, a publicly-owned, non-listed REIT with an investment strategy similar to ours, which, together with us, is referred to as the CPA® REITs. The advisor also currently serves in this capacity for Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, which are publicly-owned, non-traded REITs that invest in hotel and lodging-related properties, which, together with the CPA® REITs, are referred to as the Managed REITs. WPC also advises Carey Credit Income Fund, a non-traded business development company, which, together with the Managed REITs, are referred to as the Managed Programs.

We were formed as a Maryland corporation on September 7, 2012. On May 7, 2013, we commenced our initial public offering of up to $1.4 billion in shares of our common stock, in any combination of Class A and Class C shares, including $150.0 million in shares of common stock through our distribution reinvestment plan. We closed our initial public offering on April 2, 2015.

Our estimated net asset value per share, or NAV, was calculated by our advisor relying in part on appraisals of the fair market value of our real estate portfolio and estimates of the fair market value of our mortgage debt that were provided by Robert A. Stanger & Co., Inc., which is an independent consultant and service provider to the real estate industry. The net amount was then adjusted for estimated disposition costs (including estimates of expenses, commissions, and fees payable to the advisor) and our other net assets and liabilities at the same date.

                                    CPA®:18 – Global 2015 10-K – 2

Our NAV was estimated at $7.90 per share for both Class A and Class C common stock, respectively, based on shares outstanding at December 31, 2015.

We have no employees. At December 31, 2015, the advisor employed 314 individuals who are available to perform services for us under our agreement with the advisor (Note 3).

Financial Information About Segments

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have an All Other category that includes our multi-family investments and our investment in a note receivable. Refer to Note 13 for financial information about our segments and geographic concentrations.

Business Objectives and Strategy

Our objectives are to:

•	provide attractive risk-adjusted returns for our stockholders;

•	generate sufficient cash flow over time to provide investors with increasing distributions;

•	seek investments with potential for capital appreciation; and

•	use leverage to enhance returns on our investments.

We seek to achieve these objectives by investing in a portfolio of income-producing commercial properties, which are primarily leased to a diversified group of companies on a net-lease basis. We intend to consider alternatives for providing liquidity to our stockholders beginning in April 2022, after the seventh anniversary of the closing of our initial public offering.

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

Our Portfolio

At December 31, 2015, our net lease portfolio was comprised of our full or partial ownership interests in 58 properties, which include multi-tenant properties, substantially all of which were fully-occupied and triple-net leased to 96 tenants, and totaled approximately 9.5 million square feet on a pro rata basis. The remainder of our portfolio at that date was comprised of full or partial ownership interests in 58 self-storage properties and eight multi-family properties totaling 5.9 million square feet.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio.

Asset Management

The advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations, and arranging for and negotiating sales of assets. With respect to our net-lease investments, asset management functions include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets, and utilizing knowledge of the bankruptcy process.

The advisor monitors compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments, and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. The advisor also utilizes third-party asset managers for certain domestic and international investments. The advisor reviews financial statements of our tenants and undertakes physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry. The advisor also monitors our portfolio to ensure that investments in

                                    CPA®:18 – Global 2015 10-K – 3

equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”

Our board of directors has authorized the advisor to retain one or more subadvisors with expertise in our target asset classes to assist the advisor with investment decisions and asset management. If the advisor retains any subadvisor, our advisor will pay the subadvisor a portion of the fees that it receives from us.

Holding Period

We generally intend to hold our investments in real property for an extended period depending on the type of investment. We may dispose of other types of investments, such as investments in securities, more frequently. However, circumstances might arise that could result in the early sale of some assets. An asset may be sold before the end of the expected holding period if, in our judgment or the judgment of our advisor, the sale of the asset is in the best interest of our stockholders.

We will consider the following relevant factors, among others, in making the determination of whether a particular asset should be sold or otherwise disposed of:

•	the prevailing economic conditions;

•	achieving maximum capital appreciation for our stockholders; and

•	avoiding increases in risk.

We currently intend to consider alternatives for providing liquidity to our stockholders beginning in April 2022, which is the seventh anniversary of the closing of our initial public offering, although we may also consider liquidity alternatives prior to that time. A liquidity event could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of the other Managed REITs, WPC, or its affiliates), or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the two most recent instances in which stockholders of non-traded REITs managed by the advisor were provided with liquidity, Corporate Property Associates 15 Incorporated, or CPA®:15, and Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, merged with and into subsidiaries of the advisor on September 28, 2012 and January 31, 2014, respectively. Prior to that, the liquidating entity merged with another, later-formed REIT managed by WPC, as with the merger of Corporate Property Associates 14 Incorporated, or CPA®:14, with CPA®:16 – Global on May 2, 2011.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We will generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a portion of our currency risk on international investments. We, through the subsidiaries we form to make investments, will generally seek to borrow on a non-recourse basis and in amounts that we believe will maximize the return to our stockholders, although we may also borrow at the corporate level. The use of non-recourse financing may allow us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries that is secured only by the assets to which such indebtedness relates without recourse to the borrower or any of its subsidiaries, other than in case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions, and material misrepresentation. Since non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only take back the asset securing the debt, which protects our other assets. In some cases, particularly with respect to non-U.S. investments, the lenders may require that they have recourse to other assets owned by a subsidiary borrower, in addition to the asset securing the debt. Such recourse generally would not extend to the assets of our other subsidiaries. Lenders typically seek to include change of control provisions in the terms of a loan, making the termination or replacement of the advisor, or the dissolution of the advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. While we attempt to negotiate to not include such provisions, lenders may require them.

We currently estimate that we will borrow, on average, up to 50% of the purchase price of our properties; however, there is no limitation on the amount we may borrow against any single property. Our aggregate borrowings, secured and unsecured, will be reasonable in relation to our net assets and will be reviewed by our board of directors at least quarterly. Aggregate borrowings

                                    CPA®:18 – Global 2015 10-K – 4

as of the time that the net proceeds of the offering have been fully invested and at the time of each subsequent borrowing may not exceed, on average, the lesser of 75% of the total costs of all investments, or 300% of our net assets, unless the excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.

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

Our charter currently provides that we will not borrow funds from our directors, WPC, our advisor or any of their respective affiliates unless the transaction is approved by a majority of our directors, including a majority of the independent directors, who are not interested in the transaction as being fair, competitive, and commercially reasonable and not less favorable than those prevailing for loans between unaffiliated third parties under the same circumstances.

Investment Strategies

Long-Term, Net-Leased Assets

We invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. A significant portion of our acquisitions are subject to long-term net leases, which require the tenant to pay substantially all of the costs associated with operating and maintaining the property. In analyzing potential investments, the advisor reviews various aspects of a transaction, including the tenant and the underlying real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy our investment criteria. In evaluating net-lease transactions, the advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Whether a prospective tenant or borrower is creditworthy is determined by the advisor’s investment department and its independent investment committee, as described below. The advisor defines creditworthiness as a risk-reward relationship appropriate to its investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. As such, creditworthy does not mean “investment grade” as defined by the credit rating agencies.

The advisor generally seeks investments in facilities that it believes are critical to a tenant’s current business and that it believes have a low risk of tenant default. The advisor rates each asset based on the asset’s market and liquidity and also based on how critical the asset is to the tenant’s operations. The advisor also assesses the relative risk of the portfolio quarterly. The advisor evaluates the credit quality of our tenants utilizing an internal five-point credit rating scale, with one representing the highest credit quality (investment grade or equivalent) and five representing the lowest (bankruptcy or foreclosure). Investment grade ratings are provided by third-party rating agencies such as Standard & Poor’s Ratings Services or Moody’s Investors Service, although the advisor may determine that a tenant is equivalent to investment grade even if the credit rating agencies have not made that determination. As of December 31, 2015, we had 14 tenants that were rated investment grade. Ratings for other tenants are generated internally utilizing metrics such as interest coverage and debt-to-earnings before interest, taxes, depreciation, and amortization, or EBITDA. These metrics are computed internally based on financial statements obtained from each tenant on a quarterly basis. Under the terms of our lease agreements, tenants are generally required to provide us with periodic financial statements. As of December 31, 2015, we had 33 non-investment grade tenants, with a weighted-average credit rating of 3.2. The aforementioned credit rating data does not include our multi-tenant and operating properties.

Properties Critical to Tenant/Borrower Operations — The advisor generally focuses on properties that it believes are critical to the ongoing operations of the tenant. The advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular property type, geographic location, investment size, or investment risk and to generate risk adjusted returns. By diversifying the portfolio, the

                                    CPA®:18 – Global 2015 10-K – 5

advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While the advisor has not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that it is reasonably well-diversified.

Lease Terms — Generally, the net leased properties in which we invest will be leased on a full-recourse basis to our tenants or their affiliates. In addition, the advisor seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant above a stated level, which we refer to as percentage rent. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.

Real Estate Evaluation — The advisor reviews and evaluates the physical condition of the property and the market in which it is located. The advisor considers a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. The advisor obtains third-party environmental and engineering reports and market studies, if needed. When considering an investment outside the United States, the advisor will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments.

Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect the tenant’s ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, requiring the tenant to provide security deposits, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity, or through a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net-lease transactions is strong, some or all of these provisions may be difficult to obtain. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.

Operating Properties and Other

Self-Storage Investments — The advisor has a team of professionals dedicated to investments in the self-storage sector. The team, which was formed in 2006, combines a rigorous underwriting process and active oversight of property managers with a goal to generate attractive risk-adjusted returns. We had full or partial ownership interests in 58 self-storage properties as of December 31, 2015. Our self-storage investments are managed by unaffiliated third parties who have been engaged by the advisor.

Multi-Family Investments — The advisor has a strategic partnership agreement in place with a third party for the purpose of sourcing and managing investment opportunities in the multi-family sector. The agreement, which was entered into in 2014, combines a rigorous underwriting process and active oversight of property managers with a goal to generate attractive risk-adjusted returns. We had partial ownership interests in eight multi-family properties as of December 31, 2015.

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

                                    CPA®:18 – Global 2015 10-K – 6

Other Real Estate-Related Assets

We have acquired and may in the future acquire other real estate assets, including, but not limited to, the following:

•	Opportunistic Investments — These may include short-term net leases, vacant property, land, multi-tenanted property, non-commercial property, and property leased to non-related tenants.

•
Mortgage Loans Collateralized by Commercial Real Properties — We may invest in commercial mortgages and other commercial real estate interests consistent with the requirements for qualification as a REIT.

•	B Notes — We may purchase from third parties, and may retain from mortgage loans we originate and securitize or sell, subordinated interests referred to as B Notes.

•
Mezzanine Loans — We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property.

•
Equity and Debt Securities of Companies Engaged in Real Estate Activities, including other REITs — We may invest in equity and debt securities (including common and preferred stock, as well as limited partnership or other interests) of companies engaged in real estate activities.

Transactions with Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including the other CPA® REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly-owned entities, direct purchases of assets, mergers or other types of transactions. Joint ventures with affiliates of WPC are permitted only if:

•
a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us; and

•	the affiliate makes its investment on substantially the same terms and conditions as us.

Investment Decisions

The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities for the CPA® REITs and WPC. The advisor also has an independent investment committee that provides services to the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the investment committee. The independent investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, the advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee.

The investment committee has developed policies that permit some investments to be made without committee approval. Under current policy, certain investments may be approved by either the Chairman of the investment committee or the Chief Investment Officer. Additional such delegations may be made in the future at the discretion of the investment committee.

Competition

We face active competition from many sources for investment opportunities in commercial properties net leased to tenants both domestically and internationally. In general, we believe the advisor’s experience in real estate, credit underwriting, and transaction structuring should allow us to compete effectively for commercial properties and other real estate-related assets. However, competitors may be willing to accept rates of returns, lease terms, other transaction terms, or levels of risk that we may find unacceptable.

We may also compete for investment opportunities with WPC, the other Managed Programs, and entities that may in the future be managed by the advisor. The advisor has undertaken in the advisory agreement to use its best efforts to present investment opportunities to us and to provide us with a continuing and suitable investment program. The advisor follows allocation guidelines set forth in the advisory agreement when allocating investments among us, WPC, the other Managed Programs, and entities that our advisor may manage in the future. Each quarter, our independent directors review the allocations made by the advisor during the most recently-completed quarter. Compliance with the allocation guidelines is one of the factors that our independent directors expect to consider when deciding whether to renew the advisory agreement each year.

                                    CPA®:18 – Global 2015 10-K – 7

Environmental Matters

We have invested, and expect to continue to invest in, properties currently or historically used as industrial, manufacturing, and commercial properties. Under various federal, state, and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in, or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues. With respect to our self-storage and multi-family investments, which are not subject to net-lease arrangements, there is no tenant of the property to provide indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

Financial Information About Geographic Areas

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview and Note 13 for financial information pertaining to our geographic operations.

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa18global.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this Report or other filings with the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. Our Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and Chief Financial Officer, is available on our website, http://www.cpa18global.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers.

                                    CPA®:18 – Global 2015 10-K – 8

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

The price of shares being offered through our distribution reinvestment and stock purchase plan, or DRIP, was determined by our board of directors based upon our NAVs and may not be indicative of the price at which the shares would trade if they were listed on an exchange or actively traded by brokers.

The price of the shares being offered through our DRIP was determined by our board of directors in the exercise of its business judgment based upon our NAVs as of December 31, 2015. The valuation methodologies underlying our estimated NAVs involved subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved, or (iii) the value of our portfolio at the time you were able to dispose of your shares.

We may be unable to pay or maintain cash distributions or increase distributions over time.

The amount of cash we have available for distribution to stockholders is affected by many factors, such as the performance of the advisor in selecting investments for us to make, selecting tenants for our properties, and securing financing arrangements; our ability to buy properties; the amount of rental income from our properties; our operating expense levels; as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of considerations, including, but not limited to, our results of operations, cash flow and capital requirements; economic and tax considerations; our borrowing capacity; applicable provisions of the Maryland General Corporation Law; and other factors. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There is also a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status. Consequently, our distribution levels are not guaranteed and may fluctuate.

Our distributions have exceeded, and may in the future exceed, our funds (used in) from operations, or FFO.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our FFO will be sufficient to cover our future distributions. Our distributions coverage using FFO was approximately 4.3% and 2.6% of total distributions for the year ended December 31, 2015 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. Our distribution coverage using cash flow from operations was approximately 45.4% and 30.1% of total distributions for the year ended December 31, 2015 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales, borrowings, or our offerings to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid. And when we fund distributions from offering proceeds, we have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and reduce stockholders’ overall return. These risks will be greater for persons who acquire our shares relatively early in this offering, before a significant portion of the offering proceeds have been invested.

Because we have paid, and may continue to pay, distributions from sources other than our FFO, our distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

Our charter permits us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions has exceeded, and may in the future continue to exceed, our FFO, distributions to stockholders may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce

                                    CPA®:18 – Global 2015 10-K – 9

your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment and stock purchase plan, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, (iv) issue shares of common stock to our independent directors or to the advisor and its affiliates for payment of fees in lieu of cash, or (v) redeem shares of common stock pursuant to our redemption program prior to obtaining a NAV, then existing stockholders and investors that purchased their shares in the initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our initial public offering, and the value of our properties and other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration risks with potentially adverse effects on our investment objectives.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies, and procedures may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk, and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

Our success is dependent on the performance of the advisor, but the past performance of other programs managed by the advisor may not be indicative of our success.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days’ written notice without cause or penalty. The performance of past programs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.

We have invested in, and may continue to invest in, assets outside the advisor’s core expertise and incur losses as a result.

We are not restricted in the types of investments we may make; we have invested in, and may continue to invest in, assets outside the advisor’s core expertise of long-term, net-leased properties and self-storage. The advisor may not be as familiar with the potential risks of investments outside net-leased properties and self-storage. If we continue to invest in assets outside the advisor’s core expertise, such as our investments in multi-family properties, the advisor’s reduced experience level when evaluating investments outside its core business could result in such investments performing more poorly, which in turn could adversely affect our revenues, NAVs, and distributions to our stockholders.

                                    CPA®:18 – Global 2015 10-K – 10

WPC and our dealer manager are parties to a settlement agreement with the SEC and are subject to a federal court injunction as well as a consent order with the Maryland Division of Securities.

In 2008, WPC and Carey Financial settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs other than us during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction was entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines, and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

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

We may be deterred from terminating the advisory agreement because, upon certain termination events, our Operating Partnership must decide whether to exercise its right to repurchase all or a portion of CPA®:18 Holdings’ interests.

The termination or resignation of Carey Asset Management Corp. as the advisor, including by non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of the advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of CPA®:18 Holdings’ special general partner interest in our Operating Partnership at a value based on the lesser of: (i) five times the amount of the last completed fiscal year’s special general partner distributions; and (ii) the discounted present value of the estimated future special general partner distributions until March 2025. This repurchase could be prohibitively expensive and require the Operating Partnership to sell assets in order to complete the repurchase. If our Operating Partnership does not exercise its repurchase right and CPA®:18 Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our advisor while CPA®:18 Holdings owns a significant interest in the Operating Partnership. Even if we do find another entity to act as our advisor, we may be subject to higher fees than those charged by Carey Asset Management Corp. These considerations could deter us from terminating the advisory agreement.

The repurchase of CPA®:18 Holdings’ special general partner interest in our Operating Partnership upon termination of the advisor may discourage certain business combination transactions.

In the event of a merger or other extraordinary corporate transaction in which our advisory agreement is terminated and an affiliate of WPC does not replace Carey Asset Management Corp. as the advisor, the Operating Partnership must either repurchase all or a portion of CPA®:18 Holdings’ special general partner interest in our Operating Partnership at the value described in the immediately preceding risk factor or obtain CPA®:18 Holdings’ consent to the merger. This obligation may deter a transaction in which we are not the surviving entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares that might otherwise exist if a third party attempted to acquire us through a merger or other extraordinary corporate transaction.

The termination or replacement of the advisor could trigger a default or repayment event under the financing arrangements for some of our assets.

Lenders for certain financing arrangement related to our assets may request change of control provisions in their loan documentation that would make the termination or replacement of WPC or its affiliates as the advisor an event of default or an

                                    CPA®:18 – Global 2015 10-K – 11

event triggering the immediate repayment of the full outstanding balance of the loan. If an event of default or a repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.

Payment of fees to the advisor and distributions to our Special General Partner will reduce cash available for investment and distribution.

The advisor performs services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. Pursuant to the advisory agreement, asset management fees payable to the advisor may be paid in cash or shares of our Class A common stock at our option, after consultation with the advisor. If the advisor receives all or a portion of its fees in cash, we will pay the advisor substantial cash fees for these services. In addition, our Special General Partner is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

We have limited independence from the advisor and its affiliates, who may be subject to conflicts of interest.

We delegate our management functions to the advisor, for which it earns fees pursuant to the advisory agreement. Although at least a majority of our board of directors must be independent, we have limited independence from the advisor due to the delegation of management functions. As part of its management duties, the advisor manages our business and selects our investments. The advisor and its affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and the advisor and its affiliates include:

•
the advisor is compensated for certain transactions on our behalf (e.g., acquisitions of investments, leases, sales, and financing), which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

•
acquisitions of single assets or portfolios of assets from affiliates (including WPC or the other Managed REITs), subject to our investment policies and procedures, in the form of a direct purchase of assets, a merger, or another type of transaction;

•
competition with WPC and the other entities managed by it for investments, which are resolved by the advisor (although the advisor is required to use its best efforts to present a continuing and suitable investment program to us, allocation decisions present conflicts of interest, which may not be resolved in the manner most favorable to our interests);

•
decisions regarding asset sales, which could impact the timing and amount of fees payable to the advisor, as well as allocations and distributions payable to CPA®:18 Holdings pursuant to its special general partner interests (e.g., the advisor receives asset management fees and may decide not to sell an asset; however, CPA®:18 Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest);

•	business combination transactions, including mergers with WPC or another Managed REIT;

•	decisions regarding liquidity events, which may entitle the advisor and its affiliates to receive additional fees and distributions in relation to the liquidations;

•
a recommendation by the advisor that we declare distributions at a particular rate because the advisor and CPA®:18 Holdings may begin collecting subordinated fees once the applicable preferred return rate has been met;

•
disposition fees based on the sale price of assets, as well as interests in disposition proceeds based on net cash proceeds from the sale, exchange, or other disposition of assets, may cause a conflict between the advisor’s desire to sell an asset and our plans for the asset; and

•	the termination and negotiation of the advisory agreement and other agreements with the advisor and its affiliates.

We face competition from the advisor and its affiliates in the purchase, sale, lease, and operation of properties.

WPC and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds that invest in real estate, such as CPA®:17 – Global, and to a lesser extent, the other Managed Programs. WPC and CPA®:17 – Global have investment policies and return objectives that are similar to ours and they, as well as the other Managed Programs, are currently actively seeking opportunities to invest capital. Therefore, WPC and its affiliates, including the other Managed Programs, and future entities advised by WPC, may compete with us with respect to properties; potential purchasers, sellers, and lessees of properties; and mortgage financing for properties. We do not have a non-competition agreement with WPC, or the other Managed Programs and there are few restrictions on WPC’s ability to sponsor or manage funds or other investment vehicles

                                    CPA®:18 – Global 2015 10-K – 12

that may compete with us in the future. Some of the entities formed and managed by WPC may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.

We face active competition from unrelated parties for the investments we make.

We face active competition for our investments from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies, and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, when evaluating acceptable rates of return on our behalf, our advisor considers a variety of factors, such as the cost of raising capital, the amount of revenue it can earn, and our performance hurdle rate. These factors may limit the number of investments that our advisor makes on our behalf. Our advisor believes that the investment community remains risk averse and that the net lease financing market is perceived as a relatively conservative investment vehicle. Accordingly, it expects increased competition for investments, both domestically and internationally. Further capital inflows into our marketplace will place additional pressure on the returns that we can generate from our investments, as well as our advisor’s willingness and ability to execute transactions. In addition, the majority of our current investments are in single-tenant commercial properties that are subject to triple-net leases. Many factors, including changes in tax laws or accounting rules, may make these types of sale-leaseback transactions less attractive to potential sellers and lessees.

Our NAVs are computed by the advisor relying in part on information that the advisor provides to a third party.

Our NAVs are computed by the advisor relying in part upon an annual third-party appraisal of the fair market value of our real estate and third-party estimates of the fair market value of our debt. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by the advisor. Because our NAVs are estimates and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize such NAVs in connection with any liquidity event.

The advisor may hire subadvisors without stockholder consent.

The advisor has the right to appoint one or more subadvisors with additional expertise in our target asset classes to assist the advisor with investment decisions and asset management. We do not have control over which subadvisors the advisor may choose and the advisor may not have the necessary expertise to effectively monitor the subadvisors’ investment decisions.

If we internalize our management functions, stockholders’ interests could be diluted and we could incur significant self-management costs.

In the future, our board of directors may consider internalizing the functions currently performed for us by the advisor by, among other methods, acquiring the advisor. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. There is also no assurance that the key employees of the advisor who perform services for us would elect to work directly for us, instead of remaining with the advisor or another affiliate of WPC. An acquisition of the advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share. Additionally, we may not realize the perceived benefits, be able to properly integrate a new staff of managers and employees, or be able to effectively replicate the services provided previously by the advisor. Internalization transactions, including the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant resources defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

                                    CPA®:18 – Global 2015 10-K – 13

We could be adversely affected if the advisor completed an internalization with another Managed Program.

If WPC were to sell or otherwise transfer its advisory business to another Managed Program, we could be adversely affected because the advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions, and other matters that are more favorable to its Managed Program owner than to us. If we terminate the advisory agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial and we may have difficulty finding a replacement advisor that would perform at a level at least as high as that of the advisor.

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonments by tenants, and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments we incur. General risks associated with the ownership of real estate include:

•adverse changes in general or local economic conditions;
•changes in the supply of, or demand for, similar or competing properties;
•changes in interest rates and operating expenses;
•competition for tenants;
•changes in market rental rates;
•inability to lease or sell properties upon termination of existing leases;
•renewal of leases at lower rental rates;
•inability to collect rents from tenants due to financial hardship, including bankruptcy;
•changes in tax, real estate, zoning, or environmental laws that adversely impact the value of real estate;
•uninsured property liability, property damage, or casualty losses;

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state, and local laws;
•exposure to environmental losses;
•changes in foreign exchange rates; and
•force majeure and other factors beyond the control of our management.

In addition, the initial appraisals that we obtain on our properties are generally based on the value of the properties when they are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value, which could result in impairment charges on the properties.

We may have difficulty selling or re-leasing our properties and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. Some of our net leases involve properties that are designed for the particular needs of a tenant. With these properties, we may be required to renovate or make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell these properties, we may have difficulty selling it to a party other than the tenant due to the property’s unique design. These and other limitations may affect our ability to sell properties without adversely affecting returns to our stockholders.

Adverse changes in general economic conditions can negatively affect our business.

Our success is dependent upon general economic conditions in the United States and in the international geographic areas where a substantial number of our investments are located. Adverse changes in economic conditions in the United States or these countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance and our ability to pay distributions.

                                    CPA®:18 – Global 2015 10-K – 14

If we recognize substantial impairment charges on our properties or investments, our net income may be reduced.

We may incur substantial impairment charges, which we are required to recognize: (i) whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value; (ii) for direct financing leases, whenever the unguaranteed residual value of the underlying property has declined on an other-than-temporary basis; (iii) for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income, although they do not necessarily affect our FFO, which is the metric we use to evaluate our distribution coverage.

Potential impairment of goodwill may adversely affect our results of operations.

Potential impairment of goodwill could adversely affect our financial condition and results of operations. We assess our goodwill for impairment at least annually and more frequently when required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill could indicate that an impairment of the carrying value of such assets may have occurred, resulting in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings. We are also required to write off a portion of goodwill whenever we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill. We allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business for the reporting unit.

A change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In November 2015, the Financial Accounting Standards Board directed the staff to draft a final Accounting Standards Update, or ASU, on leases for vote by written ballot. In addition, the Financial Accounting Standards Board decided that for (i) public business entities, (ii) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an-over-the-counter market, and (iii) an employee benefit plan that files or furnishes statements with or to the SEC (collectively referred to as “public business entities”), the final leases standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final leases standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities upon issuance of the final standard. In the first quarter of 2016, the International Accounting Standards Board and the Financial Accounting Standards Board finalized their standards, which bring most leases on the balance sheet for lessees under a single model. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases is retained. Both standards are effective for annual reporting periods beginning on or after January 1, 2019. Changes to the accounting guidance could affect both our lease accounting, as well as that of our tenants. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The standards outline a completely new model for accounting by lessees, whereby their rights and obligations under most leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

Our ability to fully control the management of our net-leased properties may be limited.

The tenants or managers of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be

                                    CPA®:18 – Global 2015 10-K – 15

more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to successfully conduct their operations, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not always ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

Our participation in joint ventures creates additional risk.

From time to time, we participate in joint ventures to purchase assets together with the other CPA® REITs and/or WPC and its other affiliates, and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture, or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that the advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

Our operations could be restricted if we become subject to the Investment Company Act and your investment return, if any, may be reduced if we are required to register as an investment company under the Investment Company Act.

A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, or the Investment Company Act, if:

•	it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or

•
it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the “40% test.”

We believe that we and our subsidiaries are engaged primarily in the business of acquiring and owning interests in real estate. We do not hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that we are an investment company as defined under the Investment Company Act. If we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, (i) limitations on our capital structure (including our ability to use leverage), (ii) restrictions on specified investments, (iii) prohibitions on proposed transactions with “affiliated persons (as defined in the Investment Company Act), and (iv) compliance with reporting, record keeping, voting, proxy disclosure, and other rules and regulations that would significantly increase our operating expenses.

Securities issued by majority-owned subsidiaries, such as our operating partnership, are excepted from the term “investment securities” for purposes of the 40% test described in the second bullet point above because they are not themselves investment companies and do not rely on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, hence our operating partnership generally expects to satisfy the 40% test. However, depending on the nature of its investments, our operating partnership may rely upon the exclusion from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the operating partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat the following as real estate-related assets: commercial mortgage-backed securities, debt and equity securities of companies primarily engaged in real estate businesses, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exclusion, will not change in a manner that

                                    CPA®:18 – Global 2015 10-K – 16

adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.

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

To maintain compliance with an Investment Company Act exemption or exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired, or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. If we fail to comply with the Investment Company Act, criminal and civil actions could be brought against us, our contracts could be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We use derivative financial instruments to hedge against interest rate and currency fluctuations, which could reduce the overall returns on your investment.

We use derivative financial instruments to hedge exposures to changes in interest rates and currency rates. These instruments involve risk, such as the risk that counterparties may fail to perform under the terms of the derivative contract or that such arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test. See “Because the REIT provisions of the Internal Revenue Code limit our ability to hedge effectively, the cost of our hedging may increase, and we may incur tax liabilities” below.

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest in, properties located outside the United States. At December 31, 2015, our directly-owned real estate properties located outside of the United States represented 57% of consolidated contractual minimum annualized base rent, or ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments) or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including land use, zoning, and environmental laws;

•	tax requirements vary by country and existing foreign tax laws and interpretations may change, which may result in additional taxes on our international investments;

•	changes in operating expenses, including real estate and other tax rates, in particular countries;

•	adverse market conditions caused by changes in national or local economic or political conditions;

•	changing laws or governmental rules and policies; and

•	changes in relative interest rates and the availability, cost, and terms of mortgage funds resulting from varying national economic policies.

In addition, the lack of publicly-available information in certain jurisdictions in accordance with U.S. generally accepted accounting principles, or GAAP, could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater

                                    CPA®:18 – Global 2015 10-K – 17

in emerging markets and less developed countries. Further, the advisor’s expertise to date has primarily been in the United States and certain countries in Europe and Asia. The advisor has less experience in other international markets and may not be as familiar with the potential risks to our investments in these areas, which could cause us to incur losses as a result.

Our advisor may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Fluctuations in exchange rates may adversely affect our results and our NAVs.

We are subject to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar (our principal foreign currency exposures are to the euro and, to a lesser extent, the Norwegian krone and British pound sterling). We attempt to mitigate a portion of the currency fluctuation risk by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Since we have historically placed both our debt obligations and tenants’ rental obligations to us in the same currency, our results of our foreign operations are adversely affected by a stronger U.S. dollar relative to foreign currencies (i.e., absent other considerations, a stronger U.S. dollar will reduce both our revenues and our expenses), which may in turn adversely affect our NAVs.

Because most of our properties are occupied by a single tenant, our success is materially dependent upon their financial stability.

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. For the year ended December 31, 2015, our five largest tenants/guarantors represented approximately 27% of total revenue. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to our stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating. In addition, the bankruptcy or default of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had, and may in the future have, tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

Bankruptcy or insolvency of a tenant or borrower could cause: the loss of lease or interest and principal payments; an increase in the costs incurred to carry the asset; litigation; a reduction in the value of our shares; and/or a decrease in amounts available for distribution to our stockholders.

Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy (unrelated to the termination), plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net-lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

Insolvency laws outside the United States may not be as favorable to reorganization or the protection of a debtor’s rights as in the United States. Our right to terminate a lease for default may be more likely to be enforced in foreign jurisdictions where a debtor/tenant or its insolvency representative lacks the right to force the continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.

                                    CPA®:18 – Global 2015 10-K – 18

In addition, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws (an entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business, or assets in the United States). If a tenant became a debtor under U.S. bankruptcy laws, it would then have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that, until such unexpired lease is assumed or rejected, the tenant or its trustee must perform the tenant’s obligations under the lease in a timely manner. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court. CPA®:17 – Global and certain of the other non-traded REITs previously managed by the advisor have had tenants file for bankruptcy protection and have been involved in bankruptcy-related litigation (including with several international tenants). Historically, four of the seventeen CPA® programs managed by the advisor temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants. Highly-leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency.

Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our stockholders. The mortgage loans we may invest in may also be subject to delinquency, foreclosure, and loss, which could result in losses to us.

Because we use debt to finance investments, our cash flow could be adversely affected.

Historically, most of our investments have been made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate various covenants and other provisions that can cause a technical loan default, including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

Some of our financing may also require us to make a balloon payment at maturity. Our ability to make such balloon payments will depend upon our ability to refinance the obligation, invest additional equity, or sell the underlying property. When a balloon payment is due, however, we may be unable to refinance the balloon payment on terms as favorable as the original loan, make the payment with existing cash or cash resources, or sell the property at a price sufficient to cover the payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties, and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected disposition time line of our assets.

We may incur costs to finish build-to-suit properties.

We may acquire undeveloped land or partially developed buildings in order to construct built-to-suit facilities for a prospective tenant. The primary risks of build-to-suit projects are the potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may, among other things, cause total project costs to exceed the original budget and may depress our NAVs until the projects come online. While some prospective tenants will bear these risks, we may be required to bear these risks in other instances, which means that (i) we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or (ii) that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials, and completing plans and specifications prior to commencement of construction. The incurrence of the additional costs described above or any non-occupancy by a prospective tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses, which may adversely affect our NAVs.

Development and construction risks could affect our profitability.

We intend to continue to invest in and develop multi-family and student housing properties. Such investments can involve long timelines and complex undertakings, including due diligence, entitlement, environmental remediation, and dense urban construction. We may abandon opportunities that we have begun to explore for a number of reasons (including changes in local

                                    CPA®:18 – Global 2015 10-K – 19

market conditions or increases in construction or financing costs) and, as a result, fail to recover expenses already incurred in exploring those opportunities. We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities. We project construction costs based on market conditions at the time we prepare our budgets and, while we include anticipated changes, we cannot (i) predict costs with certainty or (ii) guarantee that market rents in effect at the time that the development is completed will be sufficient to offset the effects of any increased costs. Occupancy rates and rents may fail to meet our original expectations for a number of reasons, including competition from similar developments and other changes in market and economic conditions beyond our control.

We are subject to risks posed by fluctuating demand and significant competition in the self-storage industry.

Our self-storage facilities are subject to the operating risks common to the self-storage industry. These risks include, but are not limited to, the following:

•	decreases in demand for rental spaces in a particular locale;

•	changes in supply of similar or competing self-storage facilities in an area;

•	changes in market rental rates; and

•	rent defaults by customers.

Our self-storage facilities compete with other self-storage facilities in their geographic markets. As a result of competition, the self-storage facilities could experience a decrease in occupancy levels and rental rates, which would decrease our cash available for distribution. We compete in operations and for acquisition opportunities with companies that have substantial financial resources. Competition may reduce the number of suitable acquisition opportunities offered to us and increase the bargaining power of property owners seeking to sell. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding may cause our self-storage properties to experience a decrease in occupancy levels, limit their ability to increase rents, and compel them to offer discounts.

A decrease in demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio.

A decrease in the demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio. Demand for self-storage space has been and could be adversely affected by weakness in national, regional, and local economies; changes in supply of, or demand for, similar or competing self-storage facilities in an area; and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues. For the year ended December 31, 2015, revenue generated from our self-storage investments represented approximately 19% of our consolidated total revenue.

We depend on the abilities of the property managers of our self-storage facilities.

We contract with independent property managers to operate our self-storage facilities on a day-to-day basis. Although we consult with the property managers with respect to strategic business plans, we may be limited, depending on the terms of the applicable management agreement, in our ability to direct the actions of the independent property managers, particularly with respect to daily operations. Thus, even if we believe that our self-storage facilities are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates or operating profits, we may not have sufficient rights under a particular management agreement to force the property manager to change its method of operation. We can only seek redress if a property manager violates the terms of the applicable management agreement, and then only to the extent of the remedies provided in the agreement. We are, therefore, substantially dependent on the ability of the independent property managers to successfully operate our self-storage facilities. Some of our management agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of termination fees. In the event that we are able to and do replace any of our property managers, we may experience significant disruptions at the self-storage facilities, which may adversely affect our results of operations.

Short-term leases may expose us to the effects of declining market rent.

Certain types of the properties we own and may acquire, such as self-storage and multi-family properties, typically have short-term leases (generally one year or less) with tenants. There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.

                                    CPA®:18 – Global 2015 10-K – 20

Potential liability for environmental matters could adversely affect our financial condition.

Our properties are currently, and we expect to continue to invest in real properties historically, used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:

•	responsibility and liability for the costs of investigation and removal (including at appropriate disposal facilities)

•	or remediation of hazardous or toxic substances in, on, or migrating from our real property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;

•
liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and

•	responsibility for managing asbestos-containing building materials and third-party claims for exposure to those materials.

Our costs of investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant by environmental laws, could affect its ability to make rental payments to us. And although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities. With respect to our self-storage and multi-family investments, where there is no tenant to provide indemnification under a net-lease arrangement, we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

We and our independent property operators will rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

We and our independent property operators will rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing, and operating data. We will purchase some of our information technology from third-party vendors and we will rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential customer information (e.g., individually identifiable information, including information relating to financial accounts). It is possible that our safety and security measures will not be able to prevent improper system functions, damage, or the improper access or disclosure of personally identifiable information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers, and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Any failure to maintain proper function, security, and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, and could have a material adverse effect on our business, financial condition, and results of operations.

The occurrence of cyber incidents to our advisor, or a deficiency in our advisor’s cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of information resources. More specifically, a cyber incident is an intentional attack that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information, or an unintentional accident or error. As our advisor’s reliance on technology has increased, so have the risks posed to our advisor’s systems, both internal and those our advisor has outsourced. Our advisor may also store or come into contact with sensitive information and data. If, in handling this information, our advisor or their partners fail to comply with applicable privacy or data security laws, we could face significant

                                    CPA®:18 – Global 2015 10-K – 21

legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We and our advisor maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our advisor’s systems. Our advisor has implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our and our advisor’s increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

The mortgage loans in which we may invest may be subject to delinquency, foreclosure, and loss, which could result in losses to us.

The ability of a borrower to repay a loan secured by an income-producing property is typically dependent upon the successful operation of the property, rather than the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The net operating income of an income-producing property can be affected by the risks particular to real estate described above, as well as, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or rental or occupancy rates; and

•	increases in interest rates, real estate tax rates, and other operating expenses.

In the event of a default under a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives. In the event of the bankruptcy of a mortgage loan borrower (or any tenant under a financing lease or a net lease that is recharacterized as a mortgage loan), the mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) for that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

We may acquire or originate certain loans that do not conform to conventional loan criteria applied by traditional lenders and that are not rated or are rated below investment grade (i.e., lower than Baa3 for investments rated by Moody’s Investors Service and BBB- or below for Standard & Poor’s Rating Services). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow, or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

                                    CPA®:18 – Global 2015 10-K – 22

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.

We may invest in mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. If the entity providing the pledge of its ownership interests as security declares bankruptcy, we may not have full recourse to the assets of the property owning entity or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Our investments in debt securities are subject to specific risks relating to the particular issuer of securities and to the general risks of investing in subordinated real estate securities.

Debt securities are generally unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, our investments in debt securities are subject to the specific risks described above with respect to mortgage loans and mortgage-backed securities, as well as the following general risks:

•	risk of delinquency and foreclosure, including the risk of loss in such events;

•	the dependence upon the successful operation of, and net income from, real property;

•	general risks associated with interests in real property;

•	additional risks presented by certain types and/or uses of a commercial property;

•	limited liquidity in the secondary trading market;

•	substantial market price volatility resulting from changes in prevailing interest rates;

•	subordination to the prior claims of banks and other senior lenders to the issuer;

•
the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets;

•	the possibility that earnings of the debt security issuer may be insufficient to meet its debt service; and

•	the declining creditworthiness and potential for insolvency of debt issuers during periods of rising interest rates and economic downturn.

These risks may adversely affect the value of outstanding debt securities and the ability of debt issuers to repay principal and interest.

Investments in loans collateralized by non-real estate assets create additional risk and may adversely affect our REIT qualification.

We may invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures), and/or personal property, on which another lender may hold a first priority lien. If a default occurs, the value of the collateral may not be sufficient to repay all of the lenders that have an interest in the collateral. Our rights in bankruptcy will be different for these loans than typical net lease transactions. To the extent the loans are only collateralized by personal property or the value of the real estate collateral is less than the aggregate amount of our loans and equal or higher-priority loans secured by the real estate collateral, that portion of the loan will not be considered a “real estate asset” for purposes of the 75% REIT asset test. Also, income from that portion of such loans will not qualify under the 75% REIT income test for REIT qualification.

Investments in securities of REITs, real estate operating companies, and companies with significant real estate assets will expose us to many of the same general risks associated with direct real property ownership.

Investments we may make in other REITs, real estate operating companies, and companies with significant real estate assets, directly or indirectly through other real estate funds, will be subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties, while mortgage REITs may be affected by the quality of any credit extended. Since these REIT investments are securities, however, they may also be exposed to market risk and price volatility due to changes in financial market conditions and the other changes discussed below.

                                    CPA®:18 – Global 2015 10-K – 23

The value of the equity securities of companies engaged in real estate activities that we may invest in could be volatile and may decline.

The value of equity securities of companies engaged in real estate activities, including those of REITs, fluctuates in response to issuer, political, market, and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and types of equity securities can react in divergent ways to these developments and they can affect a single issuer; multiple issuers within an industry, economic sector, or geographic region; or the market as a whole. These fluctuations in value could result in significant gains or losses being reported in our financial statements because we will be required to periodically mark such investments to market.

The real estate industry is sensitive to economic downturns. The value of equity securities of companies engaged in real estate activities can be adversely affected by changes in real estate values and rental income, property taxes, interest rates, and tax and regulatory requirements. In addition, the value of a REIT’s equity securities can depend on the structure and amount of cash flow generated by the REIT.

The lack of an active public trading market for our shares, combined with the ownership limitation on our shares, may discourage a takeover and make it difficult for stockholders to sell shares quickly or at all.

There is no active public trading market for our shares and we do not expect one to develop. Moreover, we are not required to complete a liquidity event by a specified date. To assist us in meeting the REIT qualification rules, among other things, our charter also prohibits the ownership by one person or an affiliated group of (i) more than 9.8% in value of our shares of stock of any class or series (including common shares or any preferred shares) or (ii) more than 9.8% in value or number, whichever is more restrictive, of our outstanding shares of common stock, unless exempted by our board of directors. This ownership limitation may discourage third parties from making a potentially attractive tender offer for your shares, thereby inhibiting a change of control in us. In addition, you should not rely on our redemption plan as a method to sell shares promptly because it includes numerous restrictions that limit your ability to sell your shares to us and our board of directors may amend, suspend, or terminate the plan without advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed 5% of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Given these limitations, it may be difficult for investors to sell their shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult for investors to sell their shares to someone in those states. As a result, our shares should only be purchased as a long-term investment.

Conflicts of interest may arise between holders of our common stock and holders of partnership interests in our Operating Partnership.

Our directors and officers have duties to us and our stockholders under Maryland law in connection with their management of us. At the same time, our Operating Partnership was formed in Delaware and we, as general partner, have duties under Delaware law to our Operating Partnership and the limited partners in connection with our management of our Operating Partnership. Our duties as general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to us and our stockholders.

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

In addition, the partnership agreement expressly limits our liability by providing that we and our officers, directors, employees, and designees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred, or benefits not derived if we or our officers, directors, agents, employees, or designees, as the case may be, acted in good faith. Furthermore, our Operating Partnership is required to indemnify us and our officers, directors, agents, employees, and designees to the extent permitted by applicable law from, and against, any and all claims arising from operations of our

                                    CPA®:18 – Global 2015 10-K – 24

Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent, or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property, or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

Maryland law could restrict a change in control, which could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest.

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

Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

Risks Related to REIT Structure

While we believe that we are properly organized as a REIT in accordance with applicable law, we cannot guarantee that the Internal Revenue Service will find that we have qualified as a REIT.

We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code beginning with our 2013 taxable year and that our current and anticipated investments and plan of operation will enable us to meet and continue to meet the requirements for qualification and taxation as a REIT. Investors should be aware, however, that the Internal Revenue Service or any court could take a position different from our own. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify as a REIT for any particular year.

                                    CPA®:18 – Global 2015 10-K – 25

Furthermore, our qualification and taxation as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Our ability to satisfy the quarterly asset tests under applicable Internal Revenue Code provisions and Treasury Regulations will depend in part upon our board of directors’ good faith analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. While we believe that we will satisfy these tests, we cannot guarantee that this will be the case on a continuing basis.

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

If we fail to remain qualified as a REIT, we would be subject to federal income tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•	not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distributions to our stockholders, which in turn could have an adverse impact on the value of our common stock. This adverse impact could last for five or more years because, unless we are entitled to relief under certain statutory provisions, we will be taxed as a corporation beginning the year in which the failure occurs and for the following four years.

If we fail to qualify for taxation as a REIT, we may need to borrow funds or liquidate some investments to pay the additional tax liability. Were this to occur, funds available for investment would be reduced. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to continue to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will qualify in a given year or remain so qualified.

If we fail to make required distributions, we may be subject to federal corporate income tax.

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our board of directors. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g. capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C corporation’s earnings and profits.

                                    CPA®:18 – Global 2015 10-K – 26

Because certain covenants in our debt instruments may limit our ability to make required REIT distributions, we could be subject to taxation.

Our existing debt instruments include, and our future debt instruments may include, covenants that limit our ability to make required REIT distributions. If the limits set forth in these covenants prevent us from satisfying our REIT distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our qualification for taxation as a REIT, but prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

Because we will be required to satisfy numerous requirements imposed upon REITs, we may be required to borrow funds, sell assets, or raise equity on terms that are not favorable to us.

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets, or raise equity, even if the then-prevailing market conditions are not favorable for such transactions. If our cash flows are not sufficient to cover our REIT distribution requirements, it could adversely impact our ability to raise short- and long-term debt, sell assets, or offer equity securities in order to fund the distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth, and expansion initiatives, which would increase our total leverage.

In addition, if we fail to comply with certain asset ownership tests at the end of any calendar quarter, we must generally correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.

Because the REIT rules require us to satisfy certain rules on an ongoing basis, our flexibility or ability to pursue otherwise attractive opportunities may be limited.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our taxable REIT subsidiaries, or TRSs, thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions.

To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may be invested in future acquisitions, capital expenditures, or debt repayment; and it is possible that we might be required to borrow funds, sell assets, or raise equity to fund these distributions, even if the then-prevailing market conditions are not favorable for such transactions.

Because the REIT provisions of the Internal Revenue Code limit our ability to hedge effectively, the cost of our hedging may increase, and we may incur tax liabilities.

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets and liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes (which we enter into to manage interest rate risk with respect to borrowings to acquire or carry real estate assets) and income from certain currency hedging transactions related to our non-U.S. operations, do not constitute “gross income” for purposes of the REIT gross income tests (such a hedging transaction is referred to as a “qualifying hedge”). In addition, for taxable years beginning after December 31, 2015, if we enter into a qualifying hedge, but dispose of the underlying property (or a portion thereof) or the underlying debt (or a portion thereof) is extinguished, we can enter into a hedge of the original qualifying hedge, and income from the subsequent hedge will also not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on income or gains resulting from such hedges or expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

                                    CPA®:18 – Global 2015 10-K – 27

Because the REIT rules limit our ability to receive distributions from TRSs, our ability to fund distribution payments using cash generated through our TRSs may be limited.

Our ability to receive distributions from our TRSs is limited by the rules we must comply with in order to maintain our REIT status. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate-related sources, which principally includes gross income from the leasing of our properties. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying income types. Thus, our ability to receive distributions from our TRSs is limited and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might be limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

We intend to use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we plan to hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 25% of the fair market value of our assets (or, for tax years beginning after December 31, 2017, 20% of the fair market value of our assets), we would lose tax efficiency and could potentially fail to qualify as a REIT.

Our ownership of TRSs will be subject to limitations that could prevent us from growing our investment management business and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.

Overall, (i) for taxable years beginning prior to January 1, 2018, no more than 25% of the value of a REIT’s gross assets, and (ii) for taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s gross assets, may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our investment management business. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

Because distributions payable by REITs generally do not qualify for reduced tax rates, the value of our common stock could be adversely affected.

Certain distributions payable by domestic or qualified foreign corporations to individuals, trusts, and estates in the United States are currently eligible for federal income tax at a maximum rate of 20%. Distributions payable by REITs, in contrast, are generally not eligible for this reduced rate, unless the distributions are attributable to dividends received by the REIT from other corporations that would otherwise be eligible for the reduced rate. This more favorable tax rate for regular corporate distributions could cause qualified investors to perceive investments in REITs to be less attractive than investments in the stock of corporations that pay distributions, which could adversely affect the value of REIT stocks, including our common stock.

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes, (ii) taxes on any undistributed income and state, local, or foreign income, and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

                                    CPA®:18 – Global 2015 10-K – 28

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (35% for year 2016) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

Because dividends received by foreign stockholders are generally taxable, we may be required to withhold a portion of our distributions to such persons.

Ordinary dividends received by foreign stockholders that are not effectively connected with the conduct of a U.S. trade or business are generally subject to U.S. withholding tax at a rate of 30%, unless reduced by an applicable income tax treaty. Additional rules with respect to certain capital gain distributions will apply to foreign stockholders that own more than 10% of our common stock.

The ability of our board of directors to revoke our REIT election, without stockholder approval, may cause adverse consequences for our stockholders.

Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income, and we will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on the total return to our stockholders.

Federal and state income tax laws governing REITs and related interpretations may change at any time, and any such legislative or other actions affecting REITs could have a negative effect on us and our stockholders.

Federal and state income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Federal, state, and foreign tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and at various state and foreign tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us or our stockholders. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us or our stockholders may be changed. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT and/or the attendant tax consequences to us or our stockholders.

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

                                    CPA®:18 – Global 2015 10-K – 29

Item 3. Legal Proceedings.

At December 31, 2015, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business may be pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

                                    CPA®:18 – Global 2015 10-K – 30

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 29, 2016, there were 29,470 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions per share for the past two years are as follows:

	Years Ended December 31,
	2015		2014
	Class A	Class C	Class A	Class C
First quarter	$0.1562	$0.1329	$0.1562	$0.1329
Second quarter	0.1562	0.1329	0.1562	0.1329
Third quarter (a)	0.1563	0.1340	0.1562	0.1329
Fourth quarter	0.1563	0.1335	0.1562	0.1329
	$0.6250	$0.5333	$0.6248	$0.5316
__________

(a)	Due to the close of our offering on April 2, 2015, our board of directors began to declare quarterly rather than daily distribution rates in the third quarter of 2015.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2015, we issued 224,265 shares of our Class A common stock to our advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which is the price at which shares of our Class A common stock were sold in our initial public offering. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through December 31, 2015, we have issued a total of 975,776 shares of our Class A common stock to our advisor as consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

                                    CPA®:18 – Global 2015 10-K – 31

Use of Offering Proceeds

The Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC on May 7, 2013 and we closed the offering on April 2, 2015. As of December 31, 2015, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	100,000,000	26,737,968	126,737,968
Aggregate price of offering amount registered (a)	$1,000,000	$250,000	$1,250,000
Shares sold (b)	97,936,653	28,467,928	126,404,581
Aggregated offering price of amount sold	$977,410	$266,108	$1,243,518
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(73,427)	(5,820)	(79,247)
Direct or indirect payments to others	(31,258)	(6,016)	(37,274)
Net offering proceeds to the issuer after deducting expenses	$872,725	$254,272	1,126,997
Purchases of real estate, net of financing and noncontrolling interest			(903,260)
Distributions paid			(133,757)
Working capital			(43,652)
Proceeds from the sale of real estate			35,669
Temporary investments in cash and cash equivalents			$81,997
__________

(a)	These amounts are based on the assumption that the shares sold in our initial public offering were composed of 80% Class A common stock and 20% Class C common stock.

(b)
Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our distribution reinvestment plan. We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2015:

	Class A		Class C
2015 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
October	—	—	—	—	N/A	N/A
November	—	—	—	—	N/A	N/A
December	185,024	$9.60	31,286	$8.88	N/A	N/A
Total	185,024		31,286
___________

(a)
Represents shares of our Class A and Class C common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended December 31, 2015, we received 49 and seven redemption requests for Class A and Class C common stock, respectively, which were all satisfied during that period. We generally receive fees in connection with share redemptions.

                                    CPA®:18 – Global 2015 10-K – 32

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Operating Data (a)
Total revenues	$135,943	$54,317	$3,292
Acquisition expenses	42,216	59,225	86
Net loss	(49,326)	(56,556)	(241)
Net (income) loss attributable to noncontrolling interests	(8,406)	689	(390)
Net loss attributable to CPA®:18 – Global	(57,732)	(55,867)	(631)

Loss per share:
Net loss attributable to CPA®:18 – Global Class A	(0.45)	(0.63)	(0.18)
Net loss attributable to CPA®:18 – Global Class C	(0.44)	(0.72)	(0.27)

Distributions per share declared to CPA®:18 – Global Class A	0.6250	0.6248	0.2717
Distributions per share declared to CPA®:18 – Global Class C	0.5333	0.5316	0.2311
Balance Sheet Data
Total assets	2,143,660	1,615,884	355,670
Net investments in real estate	1,647,128	941,357	171,664
Long-term obligations (b)	1,044,331	539,237	87,765
Other Information
Net cash provided by (used in) operating activities	35,563	(9,914)	2,262
Cash distributions paid	75,936	37,636	115
Scheduled payments and prepayments of mortgage principal (c)	49,073	1,668	—
___________

(a)
From September 2, 2012, our date of inception, to December 31, 2012, we had no significant assets, cash flows, or results of operations, and accordingly periods prior to January 1, 2013 are not presented.

(b)	Represents non-recourse mortgage obligations, bonds payable, deferred acquisition fee installments (including interest), and the annual distribution and shareholder servicing fee liability.

(c)	Represents scheduled mortgage principal payments and prepayments.

                                    CPA®:18 – Global 2015 10-K – 33

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

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have an All Other category that includes our multi-family investments and our investment in a note receivable.

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors.

Business Overview

We are a publicly-owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of real estate-related investments, which includes our self-storage and multi-family investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations and fundraising in May 2013 and are managed by our advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Economic Overview

In the United States, the overall economic environment was marked by very moderate growth during 2015. Gross domestic product expanded 2.4% and inflation, as measured by the CPI, finished the year relatively flat, up 0.7%, in part due to the negative impact from declining energy prices. The labor market continued to gain momentum as the unemployment rate ended the year at 5.0%. Progress in the job market contributed to the decision by the Federal Reserve System to raise interest rates for the first time in nearly a decade. In December 2015, the Federal Reserve System raised its key interest rate to 0.25%. While interest rates finished the year slightly up from 2014, they remained at historically low levels. The movement in rates coupled with widening spreads and receding equity valuations led to an increase in the cost of capital for many domestic REITs during the year. However, strong demand for commercial properties from investors kept commercial property yields, or capitalization rates, at compressed levels as competition for assets, including net-leased properties, remained high. Additionally, development levels in certain sectors increased over prior years as public and private investors sought additional yield. Despite increased development starts, new supply remains at relatively low levels historically.

In Europe, the economic recovery continued to be slow in most northern and western European countries despite stimulus efforts by the European Central Bank. Inflation remained relatively unchanged, with the Harmonized Index of Consumer Prices up 0.2% year-over-year. The United Kingdom and Germany experienced better growth and lower unemployment figures relative to most of their European peers and Spain’s economy continued to gain momentum. However, similar to 2014, many other European countries, including those considered emerging economies, operated at recessionary levels consisting of negative economic growth and high unemployment. In December 2015, the European Central Bank lowered the depository facility rate to -0.3% and announced the extension of its quantitative easing program to help spur economic growth and inflation. The divergent monetary policies between the Federal Reserve System and the European Central Bank have led to more attractive long-term borrowing rates in Europe and a further weakening of the euro against the U.S. dollar. From December 31, 2014 to December 31, 2015, the euro depreciated by approximately 10% against the U.S. dollar. Consistent with 2014, higher capitalization rates on commercial properties with similar risk profiles to those in the United States in conjunction with lower borrowing rates have created a favorable climate for investing in net-lease assets in Europe. However, the commercial property market gained traction in Europe as investment volumes increased, causing overall capitalization rates to experience some compression during the year.

                                    CPA®:18 – Global 2015 10-K – 34

Significant Developments

Net Asset Value

The advisor calculated our initial NAV as of year-end and determined that the NAV for both our Class A and Class C common stock as of December 31, 2015 was $7.90. The advisor calculates our estimated NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgage loans encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information on our calculation of our NAV at December 31, 2015, please see our Current Report on Form 8-K dated March 14, 2016.

Acquisition Activity

During 2015, we acquired 51 new investments for an aggregate amount of $1.1 billion, including $605.4 million for net-lease properties, $299.4 million for self-storage properties, and $231.8 million for multi-family properties. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable.

Financing Activity

During 2015, we obtained non-recourse mortgage and bond financing totaling $569.1 million, including $335.1 million for net-lease properties, $143.0 million for self-storage properties, and $91.0 million for multi-family properties, with a weighted-average annual interest rate and term of 3.8% and 9.9 years, respectively. Amounts are based on the exchange rate of the foreign currency at the date of financing, as applicable.

Disposition

In August 2015, we sold five industrial facilities that were leased to subsidiaries of Crowne Group Inc., which was the original owner, for $35.7 million (Note 5), pursuant to the exercise of the tenants’ purchase options. Simultaneously, we paid off the existing mortgage loans that encumbered all of these properties (Note 9). As a result of the sale, we recognized a gain of $6.7 million.

Investor Capital Inflows — Through April 2, 2015, the date we closed our offering, we raised gross offering proceeds from the sale of our Class A common stock and Class C common stock of $977.4 million and $266.1 million, respectively, which excludes reinvested distributions through our distribution reinvestment plan. Through December 31, 2015, proceeds raised from our distribution reinvestment plan were $50.2 million and $10.5 million for our Class A and Class C common stock, respectively.

Distributions — We distributed $0.6250 per Class A share and $0.5333 per Class C share for the year ended December 31, 2015 and $0.6248 per Class A share and $0.5316 per Class C share for the year ended December 31, 2014.

Foreign Currency Fluctuation

We own investments outside the United States, primarily in Europe, and as a result, are subject to risk from exchange rate fluctuations in various foreign currencies, primarily the euro. The average exchange rate of the U.S. dollar in relation to the euro decreased by approximately 16.5% during 2015 compared to 2014, resulting in a negative impact on the results of operations for our euro-denominated investments during 2015 compared to 2014. The ending exchange rate of the U.S. dollar in relation to the euro decreased by approximately 10.4% as of December 31, 2015 as compared to at December 31, 2014, which resulted in a negative impact on our NAV. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivative instruments, such as foreign currency forward contracts and collars. We also try to manage our exposure related to fluctuations in the exchange rate between the U.S. dollar and the euro by incurring non-recourse debt denominated in the euro, including euro-denominated non-recourse debt (Note 9).

                                    CPA®:18 – Global 2015 10-K – 35

New Senior Management Responsibilities

On February 10, 2016, Mark J. DeCesaris was appointed Chief Executive Officer and President, effective immediately. Mr. DeCesaris succeeded Trevor P. Bond, who resigned as our Chief Executive Officer, President and as a director, when he resigned as the Chief Executive Officer and a director of WPC. Mr. DeCesaris has served on our advisor’s board of directors since 2012 and previously served in various capacities for us and WPC from 2005 until 2013, including as our Chief Financial Officer.

On August 5, 2015, we made the following changes in senior management responsibilities:

•	Hisham A. Kader, who was our Chief Accounting Officer, became our Chief Financial Officer, replacing Catherine D. Rice; and

•	ToniAnn Sanzone, who was our Global Corporate Controller, became our Chief Accounting Officer.

New Tax Legislation

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, was enacted on December 18, 2015. The PATH Act makes significant changes to the Internal Revenue Code, and contains various provisions that affect us, including several pertaining to REIT qualification and taxation, as summarized below:

•	For taxable years beginning after December 31, 2017, the PATH Act reduces the limit for which the value of our assets may consist of stock or securities of one or more TRSs to 20% from 25%.

•
For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer apply to publicly-offered REITs. A dividend is preferential unless it is distributed pro rata, with no preference to any share of stock compared to other shares of the same class of stock.

•
Effective for taxable years beginning after December 31, 2015, the PATH Act conforms tax deductibility with deductibility for computing “earnings and profits.” A REIT’s current earnings and profits are not reduced by any amount unless the REIT can deduct such amount from its current year’s taxable income.

•
Effective for taxable years beginning after December 31, 2015, the PATH Act expands the safe harbor that allows a REIT to sell property with an aggregate tax basis or fair market value up to 20% of its aggregate tax basis, or fair market value, as compared to 10% previously. REITs may be subject to a prohibited transaction tax if the REIT engages in frequent property sales. A safe-harbor applies if, among other requirements, the tax basis or fair market value of the property sold by the REIT in any given year does not exceed 10% of the aggregate tax basis, or aggregate fair market values of all of the REIT assets as of the beginning of the year.

•
The PATH Act extends the deductibility of “bonus depreciation” until December 31, 2019. The tax deduction for bonus depreciation pertains to all businesses, which are permitted to immediately deduct 50 percent of certain investment costs.

•
Effective for taxable years beginning after December 31, 2015, the PATH Act permanently extends the 15-year straight-line cost recovery period for qualified leasehold improvements, which had previously ended on December 31, 2014. Without the qualification, the tax deductible recovery period for leasehold improvements is up to 39 years.

•
For tax years beginning after December 31, 2015, the PATH Act expands the treatment of REIT hedges to include income from hedges of previously acquired hedges that a REIT entered into to manage risk associated with liabilities or properties that have been extinguished or disposed of.

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We expect to make these investments both domestically and internationally. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide selected information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly-owned investments. See Terms and Definitions below for a description of pro rata amounts.

                                    CPA®:18 – Global 2015 10-K – 36

Portfolio Summary

	December 31,
	2015	2014
Number of net-leased properties (a)	58	47
Number of operating properties (b)	66	16
Number of tenants (a)	96	73
Total square footage (in thousands)	15,442	8,942
Occupancy — Single-tenant (c) (d)	100.0%	100.0%
Occupancy — Multi-tenant (d) (e)	93.4%	91.0%
Occupancy — Self-storage	87.1%	85.3%
Occupancy — Multi-family	93.5%	91.2%
Weighted-average lease term — Single-tenant properties (in years) (c) (d)	11.5	13.2
Weighted-average lease term — Multi-tenant properties (in years) (d) (e)	7.8	8.3
Number of countries	10	8
Total assets (in thousands)	$2,143,660	$1,615,884
Net investments in real estate (in thousands)	1,647,128	941,357
Funds raised — cumulative to date (in thousands)	1,243,518	1,143,111

	Years Ended December 31,
(dollars in thousands, except exchange rate)	2015	2014	2013
Acquisition volume — consolidated (f) (g)	$1,128,090	$1,044,234	$235,459
Acquisition volume — pro rata (d) (f) (g)	1,136,580	911,699	158,266
Financing obtained — consolidated	569,075	466,354	85,060
Financing obtained — pro rata (d)	566,725	394,193	48,660
Average U.S. dollar/euro exchange rate (h)	1.1099	1.3295	N/A
Increase in the U.S. CPI (i)	0.7%	0.8%	N/A
Increase in the Harmonized Index of Consumer Prices (i)	0.2%	(0.2)%	N/A
Increase in the Norwegian CPI (i)	2.3%	2.1%	N/A
__________

(a)
Represents our single-tenant and multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum ABR for the property.

(b)	At December 31, 2015, our operating portfolio consisted of 58 self-storage properties and eight multi-family properties.

(c)	Represents our single-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties.

(d)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata metrics.

(e)	Represents our multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties.

(f)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(g)	Amounts for the years ended December 31, 2015 and 2014 include acquisition-related expenses, which were included in Acquisition expenses in the consolidated financial statements.

(h)
The average conversion rate for the U.S. dollar in relation to the euro decreased during 2015 as compared to 2014, resulting in a negative impact on earnings in 2015 from our euro-denominated investments.

(i)	Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI or similar indices.

                                    CPA®:18 – Global 2015 10-K – 37

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at December 31, 2015. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	$8,185	9%	$4,093	5%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	7,239	8%	3,620	5%
Konzum d.d. (a)	Retail	Grocery	Split, Zadar, Zagreb (3), Croatia	6,154	7%	4,923	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	5,646	6%	5,646	7%
Apply Sørco AS (a)	Office	Business Services	Stavanger, Norway	5,021	5%	2,561	3%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	4,753	5%	4,753	6%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,062	4%	4,062	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	3,752	4%	3,380	4%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,672	4%	3,672	5%
Board of Regents, State of Iowa	Office	Sovereign and Public Finance	Coralville, Iowa	3,315	4%	3,315	4%
Total				$51,799	56%	$40,025	50%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

                                    CPA®:18 – Global 2015 10-K – 38

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
Midwest	$21,872	24%	$21,872	27%
South	14,549	16%	10,929	14%
East	3,348	3%	3,348	4%
West	404	—%	404	1%
U.S. Total	40,173	43%	36,553	46%

International
Norway	15,165	16%	12,128	15%
The Netherlands	8,316	9%	8,316	10%
Poland	8,310	9%	4,155	5%
Croatia	6,154	7%	4,923	6%
United Kingdom	4,910	5%	4,853	6%
Mauritius	4,753	5%	4,753	6%
Germany	3,581	4%	3,471	4%
Slovakia	1,501	2%	1,501	2%
International Total	52,690	57%	44,100	54%

Total	$92,863	100%	$80,653	100%

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$50,012	54%	$39,719	49%
Industrial	12,463	14%	12,463	16%
Retail	11,980	13%	10,172	13%
Warehouse	11,511	12%	11,511	14%
Hotel	6,897	7%	6,788	8%
Total	$92,863	100%	$80,653	100%

                                    CPA®:18 – Global 2015 10-K – 39

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Grocery	$9,906	11%	$8,304	10%
Banking	8,185	9%	4,093	5%
Sovereign and Public Finance	7,876	8%	7,818	10%
Insurance	7,732	8%	4,112	5%
Hotel, Gaming, and Leisure	6,977	8%	6,828	8%
Business Services	6,258	7%	3,798	5%
Containers, Packaging, and Glass	5,646	6%	5,646	7%
Capital Equipment	4,901	5%	4,901	6%
Retail Stores	4,863	5%	4,863	6%
Oil and Gas	4,353	5%	4,351	5%
Utilities: Electric	3,784	4%	3,784	5%
Metals and Mining	3,263	4%	3,263	4%
Media: Advertising, Printing, and Publishing	3,136	3%	3,136	4%
High Tech Industries	2,905	3%	2,806	4%
Automotive	1,905	2%	1,905	2%
Consumer Services	1,832	2%	1,759	2%
Construction and Building	1,770	2%	1,770	2%
Healthcare and Pharmaceuticals	1,501	2%	1,501	2%
Non-Durable Consumer Goods	1,259	1%	1,259	2%
Wholesale	1,101	1%	1,101	2%
Telecommunications	1,038	1%	1,015	1%
Electricity	997	1%	997	1%
Cargo Transportation	885	1%	885	1%
Other (a)	790	1%	758	1%
Total	$92,863	100%	$80,653	100%
__________

(a)	Includes ABR from tenants in the following industries: environmental industries and durable consumer goods.

                                    CPA®:18 – Global 2015 10-K – 40

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration (b)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
2016	5	$1,624	2%	5	$1,584	2%
2017	5	847	1%	5	845	1%
2018	7	730	1%	7	707	1%
2019	8	1,069	1%	8	1,069	1%
2020	7	2,006	2%	7	1,916	2%
2021	3	1,223	1%	3	1,124	1%
2022	5	1,706	2%	5	1,706	2%
2023	10	18,748	20%	10	14,211	18%
2024	9	4,766	5%	9	4,766	6%
2025	9	5,892	6%	9	5,892	7%
2026	4	6,104	7%	4	6,104	8%
2027	8	5,791	6%	8	5,791	7%
2028	5	13,797	15%	5	7,717	10%
2029	5	9,102	10%	5	9,102	11%
Thereafter	21	19,458	21%	21	18,119	23%
Total	111	$92,863	100%	111	$80,653	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)
These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent both consolidated and pro rata ABR of $3.9 million. All the years listed above include multi-tenant properties, except 2026.

                                    CPA®:18 – Global 2015 10-K – 41

Operating Properties

At December 31, 2015, our operating portfolio consisted of 58 self-storage properties, which had an average occupancy rate of 87.1%, and eight multi-family properties, which had an average occupancy rate of 93.5%. At December 31, 2015, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	22	2,208
Texas	13	1,201
California	9	797
Georgia	5	593
Nevada	3	243
North Carolina	2	403
Hawaii	2	95
Kentucky	1	121
South Carolina	1	63
New York	1	61
Illinois	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	62	5,924
Canada (a)	2	—
United Kingdom (b)	2	—
International Total	4	—
Total	66	5,924
__________

(a)	Represents two build-to-suit projects for self-storage facilities.

(b)	Represents two build-to-suit projects for student housing developments.

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

                                    CPA®:18 – Global 2015 10-K – 42

Financial Highlights

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Total revenues	$135,943	$54,317	$3,292
Acquisition expenses	42,216	59,225	86
Net loss attributable to CPA®:18 – Global	(57,732)	(55,867)	(631)

Cash distributions paid	75,936	37,636	115

Net cash provided by (used in) operating activities	35,563	(9,914)	2,262
Net cash used in investing activities	(897,773)	(945,583)	(223,813)
Net cash provided by financing activities	555,795	1,282,829	330,308

Supplemental financial measures:
FFO attributable to CPA®:18 – Global (a)	(5,317)	(38,405)	68
MFFO attributable to CPA®:18 – Global (a)	40,951	20,043	(54)
__________

(a)
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

Total revenues, FFO, and MFFO improved for the year ended December 31, 2015 as compared to 2014, primarily reflecting the impact of our investments acquired during 2015 and 2014.

                                    CPA®:18 – Global 2015 10-K – 43

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

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2015	2014	Change	2014	2013	Change
Revenues
Lease revenues	$82,168	$44,833	$37,335	$44,833	$3,273	$41,560
Other real estate income - operating property revenues	41,972	4,743	37,229	4,743	—	4,743
Reimbursable tenant costs	8,710	3,385	5,325	3,385	—	3,385
Interest income and other	3,093	1,356	1,737	1,356	19	1,337
	135,943	54,317	81,626	54,317	3,292	51,025
Operating Expenses
Depreciation and amortization:
Net-leased properties	37,715	19,109	18,606	19,109	1,314	17,795
Operating properties	27,438	2,872	24,566	2,872	—	2,872
	65,153	21,981	43,172	21,981	1,314	20,667
Property expenses:
Operating properties	18,259	1,838	16,421	1,838	—	1,838
Reimbursable tenant costs	8,710	3,385	5,325	3,385	—	3,385
Asset management fees	7,587	2,635	4,952	2,635	117	2,518
Net-leased properties	3,432	1,359	2,073	1,359	(66)	1,425
	37,988	9,217	28,771	9,217	51	9,166
Acquisition expenses	42,216	59,225	(17,009)	59,225	86	59,139
General and administrative	5,790	4,708	1,082	4,708	853	3,855
	151,147	95,131	56,016	95,131	2,304	92,827
Operating (Loss) Income	(15,204)	(40,814)	25,610	(40,814)	988	(41,802)
Other Income and Expenses
Interest expense	(35,170)	(15,753)	(19,417)	(15,753)	(1,250)	(14,503)
Other income and (expenses)	(5,708)	(1,153)	(4,555)	(1,153)	32	(1,185)
	(40,878)	(16,906)	(23,972)	(16,906)	(1,218)	(15,688)
Loss before income taxes	(56,082)	(57,720)	1,638	(57,720)	(230)	(57,490)
Benefit from (provision for) income taxes	97	1,164	(1,067)	1,164	(11)	1,175
Loss before gain on sale of real estate	(55,985)	(56,556)	571	(56,556)	(241)	(56,315)
Gain on sale of real estate, net of tax	6,659	—	6,659	—	—	—
Net Loss	(49,326)	(56,556)	7,230	(56,556)	(241)	(56,315)
Net (income) loss attributable to noncontrolling interests	(8,406)	689	(9,095)	689	(390)	1,079
Net Loss Attributable to CPA®:18 – Global	$(57,732)	$(55,867)	$(1,865)	$(55,867)	$(631)	$(55,236)
MFFO Attributable to CPA®:18 – Global	$40,951	$20,043	$20,908	$20,043	$(54)	$20,097

                                    CPA®:18 – Global 2015 10-K – 44

Lease Composition and Leasing Activities

As of December 31, 2015, approximately 53.6% of our leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the U.S. CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 38.8% of our leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 2.2% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

2015 — During 2015, we signed two such leases totaling 57,600 square feet of leased space. Both of these leases were extensions with existing tenants. The average new rent for these leases is $8.81 per square foot, which is the same as the former rent.

We did not modify any leases during the years ended December 31, 2014 and 2013.

                                    CPA®:18 – Global 2015 10-K – 45

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses, and depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to our net operating (loss) income (in thousands):

	Years Ended December 31,
	2015	2014	Change	2014	2013	Change
Recently Acquired Net-Leased Properties
Lease revenues	$80,397	$42,244	$38,153	$42,244	$3,262	$38,982
Depreciation and amortization	(37,715)	(19,109)	(18,606)	(19,109)	(1,314)	(17,795)
Property expenses	(3,424)	(1,357)	(2,067)	(1,357)	66	(1,423)
Property level contribution	39,258	21,778	17,480	21,778	2,014	19,764
Operating Properties
Revenues	41,972	4,743	37,229	4,743	—	4,743
Depreciation and amortization	(27,438)	(2,872)	(24,566)	(2,872)	—	(2,872)
Property expenses	(18,259)	(1,838)	(16,421)	(1,838)	—	(1,838)
Property level contribution	(3,725)	33	(3,758)	33	—	33
Properties Sold
Revenues	1,771	2,589	(818)	2,589	11	2,578
Property expenses	(8)	(2)	(6)	(2)	—	(2)
Property level contribution	1,763	2,587	(824)	2,587	11	2,576
Total Property Level Contribution
Lease revenues	82,168	44,833	37,335	44,833	3,273	41,560
Property expenses	(3,432)	(1,359)	(2,073)	(1,359)	66	(1,425)
Operating property revenues	41,972	4,743	37,229	4,743	—	4,743
Operating property expenses	(18,259)	(1,838)	(16,421)	(1,838)	—	(1,838)
Depreciation and amortization	(65,153)	(21,981)	(43,172)	(21,981)	(1,314)	(20,667)
Property Level Contribution	37,296	24,398	12,898	24,398	2,025	22,373
Add other income:
Interest income and other	3,093	1,356	1,737	1,356	19	1,337
Less other expenses:
Acquisition expenses	(42,216)	(59,225)	17,009	(59,225)	(86)	(59,139)
Asset management fees	(7,587)	(2,635)	(4,952)	(2,635)	(117)	(2,518)
General and administrative	(5,790)	(4,708)	(1,082)	(4,708)	(853)	(3,855)
Operating (Loss) Income	$(15,204)	$(40,814)	$25,610	$(40,814)	$988	$(41,802)
Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2012.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from recently acquired net-leased properties increased by $17.5 million, primarily due to an increase of $20.5 million as a result of the 15 properties that we acquired during 2015 and full-year activity for the 37 properties that we acquired during 2014, partially offset by a decrease of $3.1 million as result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the years.

                                    CPA®:18 – Global 2015 10-K – 46

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from recently acquired net-leased properties increased by $19.8 million, primarily due to the 37 properties that we acquired during 2014 and the six properties we acquired in 2013, which contributed to an increase of lease revenues of $39.0 million. This increase was partially offset by increases in depreciation and amortization and property expenses of $17.8 million and $1.4 million, respectively, related to our property acquisitions during 2014 and 2013.

Operating Properties

Other real estate operations represent primarily the results of operations, or revenues and operating expenses, of our 58 self-storage and eight multi-family properties. We acquired our first operating property in January 2014.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from operating properties decreased by $3.8 million, primarily due to the 44 self-storage properties and six multi-family properties that we acquired during 2015 compared to the 14 self-storage properties and two multi-family properties that we acquired during 2014, which contributed to an increase of depreciation and amortization and property expenses of $24.6 million and $16.4 million, respectively. This increase was partially offset by increases in revenues of $37.2 million.

Properties Sold

In August 2015, we sold five industrial facilities back to subsidiaries of Crowne Group Inc., which were previously classified as Net investments in direct financing leases in the consolidated financial statements (Note 5). These dispositions were made as a result of the tenants exercising their purchase options, which resulted in Gain on sale of real estate, net of tax of $6.7 million and a loss on extinguishment of debt of $1.1 million related to the termination of an interest rate swap included within Other income and (expenses) in our consolidated financial statements.

Other Revenues and Expenses

Interest Income and Other

2015 vs. 2014 — For the year ended December 31, 2015, interest income and other increased by $1.7 million compared to 2014, primarily due to the $1.6 million increase of interest earned on our note receivable investment that was acquired in July 2014.

2014 vs. 2013 — For the year ended December 31, 2014, interest income and other totaled $1.4 million, which was primarily related to interest earned on our note receivable investment. We did not recognize any significant interest income and other during 2013.

Acquisition Expenses

During the years ended December 31, 2015 and 2014, we acquired certain investments for a total cost of $651.7 million and $650.5 million, respectively, that were deemed to be business combinations and expensed the aggregate acquisition costs.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, acquisition expenses decreased by $17.0 million, primarily due to the decrease in investment volume related to foreign acquisitions that were deemed to be business combinations. Our foreign investments generally have higher acquisition expenses than our domestic investments.

2014 vs. 2013 — For the year ended December 31, 2014, acquisition expenses totaled $59.2 million, most of which were related to our 2014 acquisitions that were deemed to be business combinations. We did not incur any significant acquisition expenses during the year ended December 31, 2013 because none of our 2013 acquisitions were deemed to be business combinations.

                                    CPA®:18 – Global 2015 10-K – 47

Property Expenses — Asset Management Fees

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, asset management fees increased by $5.0 million, primarily due to an increase in our investment volume during 2015, which increased the asset base from which our advisor earns a fee. We amended the advisory agreement for 2015, so that the asset management fees are paid in cash or in shares of our Class A common stock at our option, after consultation with our advisor (Note 3).

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, asset management fees increased by $2.5 million, primarily due to increase in our investment volume in 2014. At the advisor’s election, we settled such asset management fees in the form of shares of our Class A common stock, rather than in cash (Note 3).

General and Administrative

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, general and administrative expenses increased by $1.1 million, primarily due to increases in professional fees of $1.8 million and personnel and overhead reimbursement costs of $1.3 million, which were partially offset by decreases in broker dealer costs of $1.7 million. The increase in professional fees was primarily attributable to the increase of our investment volume during the year ended December 31, 2015 compared to 2014. The increase in personnel and overhead expenses was a result of increased revenues during the year ended December 31, 2015 compared to 2014, which was the basis for the costs allocated to us by our advisor under the advisory agreement (Note 3). The decrease in broker dealer costs was attributable to the out-of-period adjustment we recorded for the annual distribution and shareholder servicing fee in connection with the sale of our Class C common stock (Note 2).

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, general and administrative expenses increased by $3.9 million, primarily due to an increase in professional fees of $2.5 million and in management expenses of $0.9 million. Professional fees were primarily comprised of accounting fees, which were incurred in conjunction with our new investments and public filings, and investor relations costs.

Interest Expense

Our interest expense is directly impacted by the mortgage and bond financing obtained or assumed in connection with our investing activity. During the years ended December 31, 2015, 2014, and 2013, we obtained new financing of $569.1 million, $466.4 million, and $85.1 million, respectively.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, interest expense increased by $19.4 million, primarily due to an increase of $21.8 million related to mortgage and bond financing obtained or assumed in connection with our investing activity and build-to-suit projects placed into service during 2015 and 2014, partially offset by a decrease of $2.8 million due to the impact of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar and a decrease of $0.3 million related to the impact of a repayment of non-recourse mortgage loan during 2015 (Note 9).

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, interest expense increased by $14.5 million, primarily as a result of mortgage financing obtained or assumed in connection with our investing activity during 2014 and 2013.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the functional currency of those subsidiaries. When the short-term intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities with a U.S. dollar currency designation. In addition, we have certain derivative instruments, including foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2015 — For the year ended December 31, 2015, we recognized net other expense of $5.7 million, which was comprised of realized and unrealized foreign currency transaction losses related to our international investments of $6.5 million and loss on

                                    CPA®:18 – Global 2015 10-K – 48

extinguishment of debt of $2.3 million (Note 9), partially offset by interest income received on our cash balances held with financial institutions of $1.8 million and gains recognized on derivatives of $1.1 million.

2014 — For the year ended December 31, 2014, we recognized net other expense of $1.2 million, which was comprised of realized and unrealized foreign currency transaction losses related to our international investments of $4.6 million, partially offset by interest income received on our cash balances held with financial institutions of $3.2 million and a gain recognized on derivatives of $0.2 million.

We did not have any significant Other income and (expenses) during the year ended December 31, 2013.

Gain on Sale of Real Estate, Net of Tax

For the year ended December 31, 2015, we recognized a gain on sale of real estate, net of tax of $6.7 million as a result of the disposition of the Crowne Group Inc. properties (Note 5).

Net (Income) Loss Attributable to Noncontrolling Interests

2015 vs. 2014 — For the year ended December 31, 2015, net income attributable to noncontrolling interests was $8.4 million compared to net loss attributable to noncontrolling interests of $0.7 million during 2014, primarily due to an increase of $4.5 million in the distribution of available cash of the Operating Partnership, which we refer to as the Available Cash Distribution, and an increase of $4.6 million for the income attributable to the noncontrolling interests of our jointly-owned investments. As discussed in Note 3, the advisor owns a special general partner interest in our Operating Partnership entitling it to up to 10% of the available cash of our Operating Partnership.

2014 vs. 2013 — For the year ended December 31, 2014, net loss attributable to noncontrolling interests was $0.7 million compared to net income attributable to noncontrolling interests of $0.4 million during 2013. The change from the prior year was primarily due to the $2.8 million increase of CPA®:17 – Global’s interest in the net losses generated from certain of our jointly-owned investments partially offset by an increase of $1.7 million of the Available Cash Distribution.

Net Loss Attributable to CPA®:18 – Global

2015 vs. 2014 — For the year ended December 31, 2015 compared to 2014, the resulting net loss attributable to CPA®:18 – Global increased by $1.9 million.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, the resulting net loss attributable to CPA®:18 – Global increased by $55.2 million.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

2015 vs. 2014 — For the year ended December 31, 2015 compared to 2014, MFFO increased by $20.9 million, primarily as a result of the accretive impact of our investments acquired during 2015 and 2014, partially offset by the impact of the weakening of the euro in relation to the U.S. dollar year over year.

2014 vs. 2013 — For the year ended December 31, 2014, MFFO was $20.0 million compared to a negative MFFO of less than $0.1 million during 2013. The change from the prior year was primarily a result of the accretive impact of our investments acquired during 2014 and 2013.

                                    CPA®:18 – Global 2015 10-K – 49

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

Our liquidity would be adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property, or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Year

We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. We closed our initial public offering on April 2, 2015. We expect to continue to invest the proceeds of our initial public offering primarily in a diversified portfolio of income-producing commercial properties and other real estate-related assets. After investing capital raised through our initial public offering, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and bonds payable, and the receipt of lease revenues; whether our advisor receives fees in shares of our common stock or cash, which our board of directors must elect after consultation with our advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our advisor; and changes in foreign currency exchange rates as we continue to invest the proceeds from our offering. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. However, as we continue to invest the capital raised in our initial public offering, it may be necessary to use cash raised in that offering to fund our operating activities and distributions to our stockholders.

2015

Operating Activities — Net cash provided by operating activities for the year ended December 31, 2015 was $35.6 million, compared to net cash used in operating activities of $9.9 million in 2014. The change primarily reflects the impact of investments acquired after December 31, 2014.

Investing Activities — Our investing activities are generally comprised of real estate purchases, payment of deferred acquisition fees to our advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $897.8 million for the year ended December 31, 2015. This was primarily the result of cash outflows of $845.3 million for the acquisition of our real estate and direct financing leases and $49.8 million to fund construction costs of our build-to-suit projects. We also had cash outflows of $7.3 million for value added taxes paid in connection with real estate acquisitions, $12.8 million for capital contributions to our equity investment, $4.0 million related to deposits for investments, and $3.2 million from a change in restricted cash. We had cash inflows of $35.7 million from the sale of real estate.

                                    CPA®:18 – Global 2015 10-K – 50

Financing Activities — Net cash provided by financing activities totaled $555.8 million for the year ended December 31, 2015. This was primarily due to proceeds of $511.9 million from non-recourse mortgage financings, net proceeds received from our initial public offering of $134.0 million, and proceeds from a bond financing related to an investment in Norway of $66.3 million. We also had cash outflows related to distributions paid totaling $75.9 million for the fourth quarter of 2014 and the first, second, and third quarters of 2015, which were comprised of $35.3 million of cash distributions and $40.6 million of distributions reinvested by stockholders through our distribution reinvestment plan, scheduled payments and prepayments of mortgage principal of $49.1 million, and distributions to noncontrolling interests of $17.1 million. As further described below, we also paid $7.7 million to repurchase shares of our common stock.

2014

Operating Activities — Net cash used in operating activities for the year ended December 31, 2014 was $9.9 million as compared to net cash provided by operating activities of $2.3 million for 2013. This change was primarily due to the increase in the number investments during 2014 that were considered to be business combinations and their related acquisition costs.

Investing Activities — Net cash used in investing activities totaled $945.6 million for the year ended December 31, 2014. This was primarily the result of cash outflows related to our 2014 acquisitions, including acquisitions of real estate and direct financing leases of $888.4 million, value added taxes of $35.5 million paid in connection with our Bank Pekao S.A. investment, and $28.0 million related to our note receivable investment. We also had cash inflows related to the $36.5 million of value added taxes refunded for our Bank Pekao S.A. and Konzum d.d. investments.

Financing Activities — Net cash provided by financing activities totaled $1.3 billion for the year ended December 31, 2014. This was primarily due to net proceeds received from our initial public offering of $844.3 million and proceeds of $327.2 million and $105.4 million from non-recourse mortgage financings and bond financings, respectively, primarily related to the 2014 acquisitions. We also received contributions of $117.8 million from the noncontrolling interests in our Bank Pekao S.A. and Apply Sørco AS investments held by our affiliate, CPA®:17 – Global, which was partially offset by distributions paid to noncontrolling interests of $69.8 million that primarily related to CPA®:17 – Global’s interest in the financing for the Bank Pekao S.A. investment. We also paid distributions of $37.6 million to our stockholders declared in the fourth quarter of 2013 and the first three quarters of 2014. As further described below, we also paid $1.5 million to repurchase shares of our common stock.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the year ended December 31, 2015, we paid distributions to stockholders of $75.9 million, which were comprised of cash distributions of $35.3 million and $40.6 million reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. From inception through December 31, 2015, we have declared distributions to stockholders totaling $133.8 million, which were comprised of cash distributions of $62.4 million and $71.3 million reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 4.3% and 2.6% of total distributions for the year ended December 31, 2015 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. Our distribution coverage using cash flow from operations was approximately 45.4% and 30.1% of total distributions for the year ended December 31, 2015 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. FFO and cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO or cumulative negative cash flow, as applicable, and finally to future period distributions. Until we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets with any remainder to be funded by the uninvested proceeds from our offering.

                                    CPA®:18 – Global 2015 10-K – 51

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2015, we received requests to redeem 729,317 and 75,971 shares of Class A and Class C common stock, respectively, pursuant to our redemption plan, all of which were redeemed in 2015, at a weighted-average price of $9.59 and $8.94 per share, respectively, net of redemption fees, totaling $7.7 million for both Class A and Class C common stock. During the year ended December 31, 2014, we received requests to redeem 155,246 and 3,384 shares of Class A and Class C common stock, respectively, pursuant to our redemption plan, which were redeemed in the same period and 2015, respectively, at a weighted-average price of $9.79 and $8.88 per share, respectively, net of redemption fees, totaling $1.5 million for both Class A and Class C common stock. During the year ended December 31, 2015, we received 157 and 20 redemption requests for Class A and Class C common stock, respectively, which were satisfied during that period.

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	December 31,
	2015	2014
Carrying Value
Fixed rate (a)	$918,553	$429,251
Variable rate:
Amount subject to interest rate swaps and caps	52,307	37,960
Amount subject to floating interest rate (a)	37,330	54,501
	89,637	92,461
	$1,008,190	$521,712
Percent of Total Debt
Fixed rate	91%	82%
Variable rate	9%	18%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.1%	4.5%
Variable rate (b)	3.5%	4.2%
___________

(a)
At December 31, 2015, Bonds payable of $97.3 million and $37.3 million were included in fixed-rate debt and floating interest rate debt, respectively. At December 31, 2014, Bonds payable of $48.2 million and $43.1 million were included in fixed-rate debt and floating interest rate debt, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2015, our cash resources consisted of cash and cash equivalents totaling $117.5 million. Of this amount, $31.3 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $266.2 million at December 31, 2015, although there can be no assurance that we would be able to obtain financing for these properties on satisfactory terms, if at all. In addition, our board of directors and the board of directors of WPC have each approved unsecured loans to us from WPC of up to $100.0 million in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of WPC’s management (Note 3). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold

                                    CPA®:18 – Global 2015 10-K – 52

noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making any scheduled mortgage interest and principal payments, as well as other normal recurring operating expenses. We expect to fund $37.9 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and financing.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,006,572	$3,145	$41,249	$119,497	$842,681
Interest on borrowings and deferred acquisition fees	314,985	41,523	81,060	78,343	114,059
Capital commitments (b)	181,934	37,446	144,488	—	—
Deferred acquisition fees — principal (c)	26,581	14,302	12,279	—	—
Other lease commitments (d)	12,150	440	1,256	1,126	9,328
Annual distribution and shareholder servicing fee (e)	9,394	1,943	6,443	1,008	—
Asset retirement obligations (f)	2,550	—	—	—	2,550
	$1,554,166	$98,799	$286,775	$199,974	$968,618
__________

(a)
Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. Excludes $1.6 million of unamortized premium, which was included in Bonds payable at December 31, 2015.

(b)	Capital commitments include our current build-to-suit projects of $181.8 million (Note 4) and $0.1 million related to other construction commitments.

(c)
Represents deferred acquisition fees due to our advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments from the date of each respective acquisition.

(d)
Other lease commitments consist of rental obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among WPC, the CPA® REITs, CWI 1, and CWI 2 (Note 3).

(e)	Represents the estimated liability for the present value of the remaining annual distribution and shareholder servicing fee payable to Carey Financial (Note 3).

(f)
Represents the amount of future obligations estimated for the removal of asbestos and environmental waste in connection with certain of our acquisitions, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2015, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At December 31, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of two self-storage facilities. This investment is jointly-owned with a third party, which is also the general partner. At December 31, 2015, the total asset balance for these properties was $12.6 million and total third-party recourse debt was less than $0.1 million.

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

                                    CPA®:18 – Global 2015 10-K – 53

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

We have recorded asset retirement obligations totaling $2.6 million at December 31, 2015 for the removal of asbestos and environmental waste in connection with certain of our investments.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The recent accounting change that may potentially impact our business is described under Recent Accounting Changes in Note 2.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly-owned investments.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by

                                    CPA®:18 – Global 2015 10-K – 54

lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. It should be noted, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property (including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows) are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) beginning in April 2022, which is seven years following the closing of our initial public offering. Due to the above factors and other unique features of publicly-registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental non-GAAP measure for publicly-registered non-listed REITs and which we believe to be another appropriate supplemental non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our initial public offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

                                    CPA®:18 – Global 2015 10-K – 55

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

                                    CPA®:18 – Global 2015 10-K – 56

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net loss attributable to CPA®:18 – Global	$(57,732)	$(55,867)	$(631)
Adjustments:
Depreciation and amortization of real property (a)	65,305	21,980	1,309
Gain on sale of real estate, net of tax	(6,659)	—	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(6,231)	(4,518)	(610)
Total adjustments	52,415	17,462	699
FFO attributable to CPA®:18 – Global — as defined by NAREIT	(5,317)	(38,405)	68
Adjustments:
Acquisition expenses (a)	42,216	59,383	95
Straight-line and other rent adjustments (b)	(4,341)	(2,480)	(394)
Loss on extinguishment of debt	2,345	—	—
Unrealized losses on foreign currency, derivatives and other	6,415	867	—
Realized (gains) losses on foreign currency, derivatives and other	(1,325)	4,377	(32)
Amortization of premium/discount on debt investments and fair market value adjustments, net	1,041	24	67
Above- and below-market rent intangible lease amortization, net (c)	(215)	98	(40)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	132	(3,821)	182
Total adjustments	46,268	58,448	(122)
MFFO attributable to CPA®:18 – Global	$40,951	$20,043	$(54)
__________

(a)
Includes amortization of current and deferred acquisition fees for 2014 and 2013. Amortization of current and deferred acquisition fees totaled $0.3 million for the year ended December 31, 2015 and is included in depreciation and amortization of real property. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to the property.

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

                                    CPA®:18 – Global 2015 10-K – 57

(c)
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

                                    CPA®:18 – Global 2015 10-K – 58

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2015, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $1.6 million (Note 8).

At December 31, 2015, our outstanding debt either bore interest at fixed rates, was swapped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at December 31, 2015 ranged from 1.6% to 5.8%. The contractual annual interest rates on our variable-rate debt at December 31, 2015 ranged from 1.8% to 5.1%. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources – Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$2,632	$14,669	$3,215	$3,485	$114,630	$779,922	$918,553	$928,534
Variable rate debt (a)	$514	$682	$22,682	$682	$700	$62,759	$88,019	$94,107
__________

(a)	Amounts are based on the exchange rate at December 31, 2015, as applicable.

                                    CPA®:18 – Global 2015 10-K – 59

The estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, approximated their carrying values. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2015 by an aggregate increase of $57.1 million or an aggregate decrease of $61.6 million, respectively. Annual interest expense on our unhedged variable-rate debt at December 31, 2015 would increase or decrease by $0.4 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 7 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at December 31, 2015, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling, which may affect future costs and cash flows. Although most of our foreign investments through the fourth quarter of 2015 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We have obtained, and may in the future obtain, non-recourse mortgage and bond financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2015, during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2016	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$31,931	$37,136	$38,277	$38,205	$37,408	$328,824	$511,781
Norwegian krone (c)	14,457	14,400	14,400	14,400	14,165	73,120	144,942
British pound sterling (d)	4,967	4,826	4,535	4,330	3,673	13,449	35,780
	$51,355	$56,362	$57,212	$56,935	$55,246	$415,393	$692,503

Scheduled debt service payments (principal and interest) for mortgage notes, and bonds denominated in Norwegian krone, for our foreign operations as of December 31, 2015, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt Service (a)	2016	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$8,678	$20,060	$8,394	$8,474	$87,919	$92,310	$225,835
Norwegian krone (c)	5,438	5,438	5,438	5,438	5,438	153,648	180,838
British pound sterling (d)	1,116	1,113	1,113	1,113	28,233	—	32,688
	$15,232	$26,611	$14,945	$15,025	$121,590	$245,958	$439,361
__________

(a)
Amounts are based on the applicable exchange rates at December 31, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2015 of $2.9 million.

                                    CPA®:18 – Global 2015 10-K – 60

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2015 of $0.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be an insignificant corresponding change in the projected estimated property-level cash flow at December 31, 2015.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues in 2020 for investments denominated in the euro and the British pound sterling, and after 2020 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. While we believe our portfolio is reasonably well-diversified, it does contain concentrations in excess of 10%, based on the percentage of our consolidated total revenues or ABR. For the year ended December 31, 2015, our consolidated portfolio had the following significant characteristics in excess of 10% based on the percentage of our consolidated total revenues:

•	63% related to domestic properties, which included a 13% concentration in both Texas and Florida; and

•	37% related to international properties, which included a concentration in Norway of 10%.

At December 31, 2015, our consolidated net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	43% related to domestic properties, which included a concentration in Texas of 11%;

•	57% related to international properties, which included a concentration in Norway of 16%;

•	54% related to office properties, 14% related to industrial properties, 13% related to retail properties, and 12% related to warehouse properties; and

•	11% related to the grocery industry.

                                    CPA®:18 – Global 2015 10-K – 61

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

                                    CPA®:18 – Global 2015 10-K – 62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Corporate Property Associates 18 – Global Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of equity and of cash flows, listed in the table of contents appearing under Item 8 present fairly, in all material respects, the financial position of Corporate Property Associates 18 – Global Incorporated and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2014.

/s/ PricewaterhouseCoopers LLP
March 14, 2016

                                    CPA®:18 – Global 2015 10-K – 63

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Investments in real estate:
Real estate, at cost	$986,574	$743,735
Operating real estate, at cost	490,852	133,596
Accumulated depreciation	(42,194)	(11,814)
Net investments in properties	1,435,232	865,517
Real estate under construction (inclusive of $97,219 and $0, respectively, attributable to variable interest entities, or VIEs)	131,930	2,258
Net investments in direct financing leases	51,966	45,582
Note receivable	28,000	28,000
Net investments in real estate	1,647,128	941,357
Cash and cash equivalents (inclusive of $1,922 and $0, respectively, attributable to VIEs)	117,453	429,548
In-place lease intangible assets, net	212,420	167,635
Other intangible assets, net	31,421	25,667
Goodwill	23,389	9,692
Other assets, net (inclusive of $44,388 and $0, respectively, attributable to VIEs)	111,849	41,985
Total assets	$2,143,660	$1,615,884
Liabilities and Equity
Liabilities:
Non-recourse debt	$873,588	$430,462
Bonds payable	134,602	91,250
Deferred income taxes	47,313	28,753
Accounts payable, accrued expenses and other liabilities (inclusive of $6,171 and $0, respectively, attributable to VIEs)	71,397	26,911
Due to affiliate (inclusive of $69 and $0, respectively, attributable to VIEs)	43,974	20,651
Distributions payable	20,078	17,629
Total liabilities	1,190,952	615,656
Commitments and contingencies (Note 10)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 103,214,083 and 99,924,009 shares, respectively, issued and outstanding	103	100
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 29,536,899 and 18,026,013 shares, respectively, issued and outstanding	30	18
Additional paid-in capital	1,178,990	1,055,342
Distributions and accumulated losses	(247,995)	(111,878)
Accumulated other comprehensive loss	(50,316)	(20,941)
Total CPA®:18 – Global stockholders’ equity	880,812	922,641
Noncontrolling interests	71,896	77,587
Total equity	952,708	1,000,228
Total liabilities and equity	$2,143,660	$1,615,884

See Notes to Consolidated Financial Statements.

                                    CPA®:18 – Global 2015 10-K – 64

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues
Lease revenues:
Rental income	$78,488	$41,383	$3,262
Interest income from direct financing leases	3,680	3,450	11
Total lease revenues	82,168	44,833	3,273
Other real estate income	41,972	4,743	—
Other operating income	8,972	3,473	19
Other interest income	2,831	1,268	—
	135,943	54,317	3,292
Operating Expenses
Depreciation and amortization	65,153	21,981	1,314
Acquisition expenses (inclusive of $32,276, $38,825, and $0, respectively, to a related party)	42,216	59,225	86
Property expenses (inclusive of $7,587, $2,635, and $117, respectively, to a related party)	19,729	7,379	51
Other real estate expenses	18,259	1,838	—
General and administrative (inclusive of $2,492, $1,084, and $226, respectively, to a related party)	5,790	4,708	853
	151,147	95,131	2,304
Other Income and Expenses
Interest expense (inclusive of $1,141, $151, and $36, respectively, to a related party)	(35,170)	(15,753)	(1,250)
Other income and (expenses)	(5,708)	(1,153)	32
	(40,878)	(16,906)	(1,218)
Loss before income taxes and gain on sale of real estate	(56,082)	(57,720)	(230)
Benefit from (provision for) income taxes	97	1,164	(11)
Loss before gain on sale of real estate	(55,985)	(56,556)	(241)
Gain on sale of real estate, net of tax	6,659	—	—
Net Loss	(49,326)	(56,556)	(241)
Net (income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $6,317, $1,778, and $92, respectively)	(8,406)	689	(390)
Net Loss Attributable to CPA®:18 – Global	$(57,732)	$(55,867)	$(631)

Class A Common Stock
Net loss attributable to CPA®:18 – Global	$(45,524)	$(49,494)	$(496)
Basic and diluted weighted-average shares outstanding	101,884,473	78,777,525	2,792,648
Basic and diluted loss per share	$(0.45)	$(0.63)	$(0.18)

Class C Common Stock
Net loss attributable to CPA®:18 – Global	$(12,208)	$(6,373)	$(135)
Basic and diluted weighted-average shares outstanding	27,580,451	8,847,966	497,725
Basic and diluted loss per share	$(0.44)	$(0.72)	$(0.27)

See Notes to Consolidated Financial Statements.

                                    CPA®:18 – Global 2015 10-K – 65

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net Loss	$(49,326)	$(56,556)	$(241)
Other Comprehensive Loss
Foreign currency translation adjustments	(40,662)	(29,602)	156
Change in net unrealized gain (loss) on derivative instruments	4,208	1,371	(219)
	(36,454)	(28,231)	(63)
Comprehensive Loss	(85,780)	(84,787)	(304)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(8,406)	689	(390)
Foreign currency translation adjustments	7,079	7,384	(31)
Comprehensive (income) loss attributable to noncontrolling interests	(1,327)	8,073	(421)
Comprehensive Loss Attributable to CPA®:18 – Global	$(87,107)	$(76,714)	$(725)

See Notes to Consolidated Financial Statements.

                                    CPA®:18 – Global 2015 10-K – 66

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2015, 2014, and 2013
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2015	99,924,009	$100	18,026,013	$18	$1,055,342	$(111,878)	$(20,941)	$922,641	$77,587	$1,000,228
Shares issued, net of offering costs	3,293,016	3	11,586,857	12	124,070			124,085		124,085
Shares issued to affiliate	715,264	1	—	—	7,152			7,153		7,153
Shares issued to directors	11,111	—			100			100		100
Contributions from noncontrolling interests								—	10,066	10,066
Distributions to noncontrolling interests								—	(17,084)	(17,084)
Distributions declared ($0.6250 and $0.5333 per share to Class A and Class C, respectively)						(78,385)		(78,385)		(78,385)
Net loss						(57,732)		(57,732)	8,406	(49,326)
Other comprehensive income (loss):
Foreign currency translation adjustments							(33,583)	(33,583)	(7,079)	(40,662)
Change in net unrealized gain on derivative instruments							4,208	4,208		4,208
Repurchase of shares	(729,317)	(1)	(75,971)	—	(7,674)			(7,675)		(7,675)
Balance at December 31, 2015	103,214,083	$103	29,536,899	$30	$1,178,990	$(247,995)	$(50,316)	$880,812	$71,896	$952,708

Balance at January 1, 2014	21,290,097	$21	2,776,001	$3	$215,371	$(2,567)	$(94)	$212,734	$37,737	$250,471
Shares issued, net of offering costs	78,548,660	79	15,250,012	15	839,097			839,191		839,191
Shares issued to affiliate	229,387	—			2,294			2,294		2,294
Shares issued to directors	11,111	—			100			100		100
Contributions from noncontrolling interests								—	117,761	117,761
Distributions to noncontrolling interests								—	(69,838)	(69,838)
Distributions declared ($0.6248 and $0.5316 per share to Class A and Class C, respectively)						(53,444)		(53,444)		(53,444)
Net loss						(55,867)		(55,867)	(689)	(56,556)
Other comprehensive income (loss):
Foreign currency translation adjustments							(22,218)	(22,218)	(7,384)	(29,602)
Change in net unrealized gain on derivative instruments							1,371	1,371		1,371
Repurchase of shares	(155,246)	—			(1,520)			(1,520)		(1,520)
Balance at December 31, 2014	99,924,009	$100	18,026,013	$18	$1,055,342	$(111,878)	$(20,941)	$922,641	$77,587	$1,000,228

(Continued)

                                    CPA®:18 – Global 2015 10-K – 67

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2015, 2014, and 2013
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
	Common Stock						Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Class A		Class C		General
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2013	—	$—	—	$—	23,222	$—	$209	$—	$—	$209	$—	$209
Renaming of general shares to Class A common stock	23,222				(23,222)	—				—		—
Shares issued, net of offering costs	21,251,565	21	2,776,001	3			215,016			215,040		215,040
Shares issued to affiliate	7,903	—					79			79		79
Shares issued to directors	7,407	—					67			67		67
Contributions from noncontrolling interests										—	38,169	38,169
Distributions to noncontrolling interests										—	(853)	(853)
Distributions declared ($0.2717 and $0.2311 per share to Class A and Class C, respectively)								(1,936)		(1,936)		(1,936)
Net loss								(631)		(631)	390	(241)
Other comprehensive income (loss):
Foreign currency translation adjustments									125	125	31	156
Change in unrealized loss on derivative instrument									(219)	(219)		(219)
Balance at December 31, 2013	21,290,097	$21	2,776,001	$3	—	$—	$215,371	$(2,567)	$(94)	$212,734	$37,737	$250,471

See Notes to Consolidated Financial Statements.

                                    CPA®:18 – Global 2015 10-K – 68

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows — Operating Activities
Net loss	$(49,326)	$(56,556)	$(241)
Adjustments to net loss:
Depreciation and amortization, including intangible assets and deferred financing costs	67,524	23,367	1,326
Non-cash asset management fee and directors’ compensation	7,687	2,394	146
Loss (gain) on foreign currency transactions and other	7,019	4,215	(19)
Gain on sale of real estate	(6,659)	—	—
Straight-line rent adjustment and amortization of rent-related intangibles	(4,443)	(2,230)	(434)
Loss on extinguishment of debt	2,337	—	—
Equity in losses of equity method investments in real estate in excess of distributions received	94	—	—
Organization costs paid by affiliate	—	—	65
Deferred acquisition fees	4,069	15,547	—
Net change in operating assets and liabilities	7,261	3,349	1,419
Net Cash Provided by (Used in) Operating Activities	35,563	(9,914)	2,262
Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases, net of cash acquired	(845,257)	(888,449)	(220,331)
Funding and advances for build-to-suit projects	(49,834)	(5,725)	—
Proceeds from sale of real estate	35,669	—	—
Capital contributions to equity investment	(12,772)	—	—
Capital expenditures on real estate	(7,749)	(8,015)	(207)
Value added taxes paid in connection with acquisition of real estate	(7,294)	(35,543)	(2,683)
Deposits for investments	(4,000)	—	—
Payment of deferred acquisition fees to an affiliate	(3,325)	(1,363)	(385)
Change in investing restricted cash	(3,211)	(14,960)	(207)
Value added taxes refunded in connection with the acquisition of real estate	—	36,472	—
Investment in note receivable	—	(28,000)	—
Net Cash Used in Investing Activities	(897,773)	(945,583)	(223,813)
Cash Flows — Financing Activities
Proceeds from mortgage financing	511,924	327,188	85,060
Proceeds from issuance of shares, net of issuance costs	133,974	844,254	208,336
Distributions paid	(75,936)	(37,636)	(115)
Proceeds from bond financing	66,328	105,408	—
Scheduled payments and prepayments of mortgage principal	(49,073)	(1,668)	—
Distributions to noncontrolling interests	(17,084)	(69,838)	(853)
Payment of deferred financing costs and mortgage deposits	(9,708)	(5,182)	(289)
Repurchase of shares	(7,675)	(1,520)	—
Contributions from noncontrolling interests	3,017	117,761	38,169
Receipt of tenant security deposits	28	4,062	—
Note payable proceeds from affiliate	—	—	15,000
Repayment of note payable to affiliate	—	—	(15,000)
Net Cash Provided by Financing Activities	555,795	1,282,829	330,308
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash and cash equivalents	(5,680)	(6,845)	95
Net (decrease) increase in cash and cash equivalents	(312,095)	320,487	108,852
Cash and cash equivalents, beginning of year	429,548	109,061	209
Cash and cash equivalents, end of year	$117,453	$429,548	$109,061

See Notes to Consolidated Financial Statements.

                                    CPA®:18 – Global 2015 10-K – 69

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Interest paid, net of amounts capitalized	$30,124	$11,569	$1,050
Interest capitalized	$2,355	$143	$—
Income taxes paid	$216	$88	$—

                                    CPA®:18 – Global 2015 10-K – 70

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Offering

Organization

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies and other real estate related assets, both domestically and internationally. We were formed in 2012 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively the advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:18 Limited Partnership, or the Operating Partnership, and at December 31, 2015, we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At December 31, 2015, our portfolio was comprised of full or partial ownership interests in 58 properties, the majority of which were fully-occupied and triple-net leased to 96 tenants totaling 9.5 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 58 self-storage properties and eight multi-family properties totaling 5.9 million square feet.

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have an All Other category that includes our multi-family investments and our investment in a note receivable (Note 13). Our reportable business segments and All Other category are the same as our reporting units.

Public Offering

On May 7, 2013, we commenced our initial public offering of up to $1.4 billion in shares of our common stock, in any combination of Class A and Class C shares, including $150.0 million in shares of common stock through our distribution reinvestment plan at a price of $9.60 per share of Class A common stock and $8.98 per share of Class C common stock.

Through the closing of our initial public offering on April 2, 2015, we raised gross offering proceeds for our Class A common stock and Class C common stock of $977.4 million and $266.1 million, respectively, which excludes reinvested distributions through our distribution reinvestment plan. Through December 31, 2015, proceeds from our distribution reinvestment plan were $50.2 million and $10.5 million for our Class A and Class C common stock, respectively.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

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

                                    CPA®:18 – Global 2015 10-K – 71

Notes to Consolidated Financial Statements

Purchase Price Allocation of Tangible Assets — When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the value of in-place leases, which includes the value of tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined (i) by reference to portfolio appraisals, which determines their values on a property level by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate, and deducting the estimated costs of sale.

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

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including: the creditworthiness of the lessees, industry surveys, property type, location, age, current lease rates relative to market lease rates, and anticipated lease duration. In the case where a tenant has a purchase option deemed to be favorable to the tenant or the tenant has long-term renewal options at rental rates below estimated market rental rates, we include the value of the exercise of such purchase option or long-term renewal options in its determination of residual value.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards, and based on our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

For self-storage assets, the hypothetical sales price is derived by capitalizing the stabilized estimated net operating income. Estimated net operating income factors in the gross potential revenue of the business less economic vacancy rates and expected operational expenses. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property adjusted for estimated market growth rates through the year of lease expiration. See Revenue Recognition and Depreciation below for a discussion of our significant accounting policies related to tangible assets.

Purchase Price Allocation of Intangible Assets — We record above- and below-market lease intangible values for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term, which includes renewal options that have rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers.

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

                                    CPA®:18 – Global 2015 10-K – 72

Notes to Consolidated Financial Statements

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

We amortize the above-market lease intangible as a reduction of rental income over the contractual lease term. We amortize the below-market lease intangible as an increase to rental income over the contractual lease term and any below-market renewal periods in the respective leases. We include the value of below-market leases in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. We include the amortization of above-market and below-market ground lease intangibles in Property expenses in the consolidated financial statements.

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

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income, and in-place lease values to amortization expense.

Purchase Price Allocation of Debt — When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the reporting unit. In the event we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. All or a portion of the goodwill may be attributed to foreign deferred tax liabilities assumed in the business combination. The deferred tax liability results from the excess of basis under GAAP over the tax basis of the asset in the taxing jurisdiction.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, an upcoming lease expiration, a lease default by a tenant that is experiencing financial difficulty, the termination of a lease by a tenant, or a likely disposition of the property. We may incur impairment charges on long-lived assets, including real estate, related intangible assets, direct financing leases, and equity investments in real estate. We may also incur impairment charges on goodwill. Our policies and estimates for evaluating whether these assets are impaired are presented below.

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we

                                    CPA®:18 – Global 2015 10-K – 73

Notes to Consolidated Financial Statements

expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources, such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are generally ten years, but may be less if our intent is to hold a property for less than ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The estimated fair value of the property’s asset group is primarily determined using market information from outside sources, such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

Direct Financing Leases — We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and carrying amount of the residual value.

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the asset’s holding period is reduced, we assess the carrying amount for recoverability and, if as a result of the decreased expected cash flows we determine that our carrying value is not fully recoverable, we record an allowance for credit losses to reflect the change in the estimate of the future cash flows that includes rent. Accordingly, the net investment balance is written down to fair value.

Equity Investment in Real Estate — We evaluate our equity investment in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreement. For our equity investment in real estate, we calculate the estimated fair value of the underlying investment’s real estate as described in Real Estate above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investments in direct financing leases) have fair values that generally approximate their carrying values.

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations.

The goodwill impairment test is a two-step test. However, we have the option to qualitatively assess any potential impairment via step zero prior to analyzing steps one and two quantitatively. If step zero is not considered, the first step is to identify whether the value of the recorded goodwill is impaired and if it is determined that goodwill is impaired, the second step seeks to measure the amount of the impairment.

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

                                    CPA®:18 – Global 2015 10-K – 74

Notes to Consolidated Financial Statements

management, strategy or composition of reporting unit. If after assessing the overall macro-economic environment, it is unlikely that the fair value is less than the carrying value, steps one and two do not need to be performed.

Our annual impairment test for the goodwill recorded in our Net Lease reporting unit is evaluated in the fourth quarter of every year.

Other Accounting Policies

Basis of Consolidation — Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE, and, if so, whether we should be deemed to be the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

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

Additionally, we own an interest in a self-storage development joint venture through a noncontrolling interest in a partnership and limited liability company that we do not control, but over which we exercise significant influence. We account for this investment under the equity method of accounting. At times, the carrying value of our equity investment may fall below zero. We intend to fund our share of the jointly-owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such an investment nor do we have any legal obligation to fund operating deficits. At December 31, 2015, our sole equity investment did not have a carrying value below zero.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common stock repurchase and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock. We repurchased 155,246 shares in 2014 and 588,979 shares in the nine month period ended September 30, 2015. We evaluated the impact of this correction on previously-issued financial statements and concluded they were not materially misstated. In order to conform previous financial statements with the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The accompanying consolidated balance sheet as of December 31, 2014 and the consolidated statement of equity for the year ended December 31, 2014 has been revised accordingly. In addition, we will revise the consolidated statements of changes in equity for the periods ended March 31, 2015, June 30, 2015, and September 30, 2015, as those financial statements are presented in future filings.

The correction eliminates Treasury stock of $1.5 million as of December 31, 2014 and results in corresponding reductions of Common stock and Additional paid-in capital, which results in no change in total equity within the consolidated balance sheet as of December 31, 2014 and consolidated statement of equity as of December 31, 2014. The misclassification had no impact

                                    CPA®:18 – Global 2015 10-K – 75

Notes to Consolidated Financial Statements

on the previously-reported consolidated statements of operations, consolidated statements of comprehensive loss, or consolidated statements of cash flows.

Real Estate and Operating Real Estate — We carry land, buildings, and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that extend the useful life of the properties, while we expense replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets as incurred.

Real Estate Under Construction — For properties under construction, operating expenses, including interest charges and other property expenses (e.g. real estate taxes) are capitalized rather than expensed. We capitalize interest by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated qualifying expenditures for properties under construction during the period.

Dispositions — We recognize gains and losses on the sale of properties when, among other criteria, we no longer have continuing involvement, the parties are bound by the terms of the contract, all consideration has been exchanged, and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

Note Receivable — For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans over the life of the loan. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity. Our note receivable is included in Note receivable in the consolidated financial statements.

Allowance for Doubtful Accounts — We consider rents due under leases and payments under notes receivable to be past-due or delinquent when a contractually required rent, principal, or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms and the amount can be reasonably estimated.

Cash and Cash Equivalents — We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally-insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Other Assets and Liabilities — We include restricted cash balances, escrow balances held by lenders, tenant receivables, deferred charges, prepaid expenses, derivative assets, and deferred tax assets in Other assets. We include derivative instruments and amounts held on behalf of tenants in Accounts payable, accrued expenses and other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements.

Deferred Acquisition Fees Payable to Affiliate — Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliate (Note 3). This fee, together with its accrued interest, is payable in three equal annual installments on the first business day of the fiscal quarter immediately following the fiscal quarter in which an investment is made, and the first business day of the corresponding fiscal quarter in each of the subsequent two fiscal years. The timing of the payment of such fees is subject to the preferred return criterion, a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital).

Share Repurchases — Share repurchases are recorded as a reduction of common stock par value and additional paid-in capital under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors.

                                    CPA®:18 – Global 2015 10-K – 76

Notes to Consolidated Financial Statements

Noncontrolling Interests — We account for the special general partner interest in our Operating Partnership as a noncontrolling interest (Note 3). The special general partner interest entitles the Special General Partner to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights. Cash distributions to the Special General Partner are accounted for as an allocation to net income attributable to noncontrolling interest.

Revenue Recognition — We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. For the years ended December 31, 2015 and 2014, our tenants, pursuant to their lease obligations, have made direct payments to the taxing authorities of real estate taxes of approximately $6.2 million and $3.5 million, respectively.

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the Consumer Price Index, or CPI, or similar indices, or percentage rents. CPI-based adjustments are contingent on future events and are therefore usually not included as minimum rent in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

For operating leases we record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4).

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

Asset Retirement Obligations — Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the asset retirement obligations, we make certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate, and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Interest Capitalized in Connection with Real Estate Under Construction — Operating real estate is stated at cost less accumulated depreciation. Interest directly related to build-to-suit projects is capitalized. We consider a build-to-suit project as substantially completed upon the completion of improvements. If discrete portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We determine an interest rate to be applied for capitalizing interest based on a blended rate of our debt obligations.

Organization and Offering Costs — The advisor has paid various organization and offering costs on our behalf, all of which we were liable for under the advisory agreement. During the offering period, costs incurred in connection with the raising of capital were accrued as deferred offering costs and included in Other assets, net on the consolidated balance sheets. Upon receipt of offering proceeds, we charged the deferred costs to stockholders’ equity and reimbursed the advisor for costs incurred. Such reimbursements did not exceed regulatory cost limitations.

Depreciation — We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties (not to exceed 40 years) and furniture, fixtures, and equipment (generally up to 7 years). We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

Foreign Currency Translation and Transaction Gains and Losses — We have interests in real estate investments primarily in Europe, for which the functional currency is either the euro, the British pound sterling, or the Norwegian krone. We perform the translation from local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance

                                    CPA®:18 – Global 2015 10-K – 77

Notes to Consolidated Financial Statements

sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from this translation as a component of Other comprehensive loss in equity. These translation gains and losses are released to net loss when we have substantially exited from all investments in the related currency.

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction will generally be included in net income for the period in which the transaction is settled. Also, intercompany foreign currency transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of short-term subordinated intercompany debt with scheduled principal payments, are included in the determination of net loss.

Intercompany foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities to the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net loss but are reported as a component of Other comprehensive loss in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2015, 2014, and 2013, we recognized net realized losses on such transactions of $0.1 million, $0.4 million, and gains of less than $0.1 million, respectively.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated.

We use the portfolio exception in Accounting Standards Codification 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes — We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

We conduct business in various states and municipalities within the United States and Europe and, as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state, and local taxes and a provision for such taxes is included in the consolidated financial statements.

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

Deferred income taxes are recorded for the taxable subsidiaries in their respective jurisdictions based on earnings reported. The current provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (Note 12).

                                    CPA®:18 – Global 2015 10-K – 78

Notes to Consolidated Financial Statements

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including hotel properties, and timing differences of rent recognition and certain expense deductions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and foreign properties, and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases, and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 12). In addition, deferred tax assets may arise from unutilized tax net operating losses generated in current and prior years. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Loss Per Share — We have a simple equity capital structure with only common stock outstanding. As a result, loss per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements. We calculate loss per share using the two-class method to reflect the different classes of our outstanding common stock. Loss per basic share of common stock is calculated by dividing Net loss attributable to CPA®:18 – Global by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the years ended December 31, 2015, 2014, and 2013, respectively.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Out-of-Period Adjustment — In the fourth quarter of 2015, we recorded an out-of-period adjustment in the consolidated financial statements related to the accounting for the annual distribution and shareholder servicing fee in connection with the sale of our Class C common stock. We concluded that this adjustment was not material to our financial statements. As such, we recorded a liability of $9.4 million to reflect the present value of the estimated future payments that we expect to pay Carey Financial (Note 3) and a decrease of $11.3 million to Additional paid-in capital. Additionally, this adjustment resulted in a decrease of $2.1 million and $0.6 million to Net loss attributable to CPA®:18 – Global for the three months and year ended December 31, 2015, respectively.
Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board, or FASB, are applicable to us:

ASU 2015-16, Business Combinations (Topic 805) — ASU 2015-16 requires that an acquirer recognize adjustments identified during the business combination measurement period in the reporting period in which the adjustment amounts are determined. The effects on earnings due to changes in depreciation, amortization, or other income effects as a result of the change are also recognized in the same period’s financial statements. ASU 2015-16 also requires that acquirers present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the

                                    CPA®:18 – Global 2015 10-K – 79

Notes to Consolidated Financial Statements

effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015 and since then have recorded measurement period adjustments related to our business combinations during the reporting periods when the adjustments were identified (Note 4).

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) — ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements and expect to reclassify $4.6 million of deferred financing costs from Other assets, net to Non-recourse debt as of January 1, 2016.

ASU 2015-02, Consolidation (Topic 810) — We will adopt ASU 2015-02 on January 1, 2016 and are currently in the process of evaluating its impact on the consolidated financial statements. We are evaluating our joint ventures, as well as existing leases that create VIEs based on lease terms, including a fixed-price purchase option or fixed-price renewal option. We generally create our joint ventures as partnerships in the form of a limited liability company or a limited partnership. ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Since a majority of our partnerships lack kick-out rights or substantive participating rights over the managing member or general partner, the impact of this new guidance for us is primarily a change in classification from voting interest entity to VIE. This ASU does not change the criteria regarding which party consolidates a VIE. Thus, the change in classification will require us to include additional entities as part of our VIE disclosures. However, there is not expected to be a material impact to our consolidated balance sheets or results of operations for any of the periods presented.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Recent Accounting Change

The FASB previously issued an Exposure Draft on a joint proposal with the International Accounting Standards Board, or IASB, that would significantly transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet.

In November 2015, the FASB directed the staff to draft a final ASU on leases for vote by written ballot. In addition, the FASB decided that for (i) public business entities, (ii) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an-over-the-counter market, and (iii) an employee benefit plan that files or furnishes statements with or to the SEC (collectively referred to as “public business entities”), the final leases standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final leases standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

In the first quarter of 2016, the IASB and FASB finalized their lease standards, which brings most leases on the balance sheet for lessees under a single model. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases is retained. Both standards are effective for annual reporting periods beginning on or after January 1, 2019. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.We are evaluating the impact of the new standards and have not determined if they will have a material impact on our business. Early adoption of the standard will be permitted.

                                    CPA®:18 – Global 2015 10-K – 80

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our advisor whereby our advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans; day-to-day management; and the performance of certain administrative duties. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

The following tables present a summary of fees we capitalized, expenses we reimbursed, and distributions we made to our advisor and other affiliates, which excludes the fees that impact equity as further disclosed below the tables, in accordance with the terms of the related agreements (in thousands):

	Years Ended December 31,
	2015	2014	2013
Amounts Included in the Consolidated Statements of Operations
Acquisition expenses	$32,276	$38,825	$—
Asset management fees	7,587	2,635	117
Available Cash Distributions	6,317	1,778	92
Personnel and overhead reimbursements	3,252	170	—
Interest expense on deferred acquisition fees and accretion of interest on annual distribution and shareholder servicing fee (Note 2)	1,141	151	36
Annual distribution and shareholder servicing fee (Note 2)	(860)	814	46
Shares issued to directors	100	100	67
Costs incurred by the advisor	—	—	182
Excess operating expenses charged back to the advisor	—	—	(69)
	$49,813	$44,473	$471

Acquisition Fees Capitalized
Current acquisition fees	$10,143	$3,568	$4,324
Deferred acquisition fees	8,120	2,855	3,459
Capitalized personnel and overhead reimbursements	1,415	—	—
	$19,678	$6,423	$7,783

The following table presents a summary of amounts included in Due to affiliate in the consolidated financial statements (in thousands):

	December 31,
	2015	2014
Due to Affiliate
Deferred acquisition fees, including interest	$26,747	$17,525
Accounts payable	12,760	2,702
Current acquisition fees	3,148	—
Asset management fees payable	813	378
Reimbursable costs	506	46
	$43,974	$20,651

Organization and Offering Costs

Pursuant to the advisory agreement, we were liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, which were deducted from the gross proceeds of the

                                    CPA®:18 – Global 2015 10-K – 81

Notes to Consolidated Financial Statements

offering. We reimbursed Carey Financial LLC, or Carey Financial, our dealer manager and an affiliate of our advisor, or selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. Total underwriting compensation paid in connection with our offering, including selling commissions, the dealer manager fee, and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc., the regulator for broker-dealers like Carey Financial, which limit underwriting compensation to 10% of gross offering proceeds. Our advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceeded, in the aggregate, 1.5% of the gross proceeds from our initial public offering. From inception and through December 31, 2015, our advisor incurred organization and offering costs of $8.7 million on our behalf, which we have fully repaid and charged to stockholders’ equity.

Loans from WPC

Our board of directors and the board of directors of WPC have approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by our advisor’s investment committee that we would not otherwise have sufficient available funds to complete. All loans are to be made solely at the discretion of WPC’s management. We did not borrow any funds from WPC during the years ended December 31, 2015 or 2014, nor did we have any amounts outstanding at December 31, 2015 or 2014.

Asset Management Fees

Pursuant to the advisory agreement, our advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. For 2014, the asset management fees were payable in cash or shares of our Class A common stock at the option of our advisor. We amended the advisory agreement for 2015, so that the asset management fees are payable in cash or shares of our Class A common stock at our option, after consultation with our advisor. If our advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, or, if NAV has not been published, which was the case for year ended December 31, 2015, $10.00 per share, which is the price at which our Class A shares were sold in our initial public offering. For the years ended December 31, 2015, 2014, and 2013, our advisor received its asset management fees in shares of our Class A common stock. At December 31, 2015, our advisor owned 975,776 shares, or 0.7%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Selling Commissions and Dealer Manager Fees

Pursuant to our dealer manager agreement, Carey Financial received a selling commission in connection with our initial public offering of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively. Our initial public offering closed on April 2, 2015. These amounts were recorded in Additional paid-in capital in the consolidated financial statements. We recorded selling commissions and dealer manager fees of $107.9 million, $104.1 million, and $23.4 million on a cumulative to date basis for the years ended December 31, 2015, 2014, and 2013, respectively.

Annual Distribution and Shareholder Servicing Fee

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class C common stock, which it may re-allow to selected dealers. The amount of the annual distribution and shareholder servicing fee was originally 1.0% of the selling price per share of the Class C common stock in our initial public offering, but now that our initial NAV has been published in March 2016, the fee will be 1% of the NAV of the Class C common stock. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the annual distribution and shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, reaches 10.0% of the gross proceeds from our initial public offering, which it has not yet reached. At December 31, 2015, we recorded a liability of $9.4 million to reflect the present value of the estimated future payments that we expect to pay Carey Financial and a decrease of $11.3 million to Additional paid-in capital
(Note 2).

                                    CPA®:18 – Global 2015 10-K – 82

Notes to Consolidated Financial Statements

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

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by our advisor, including Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, or, together with us, the CPA® REITs, Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2. Our advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues and those of WPC and other entities managed by WPC and its affiliates.

We reimburse our advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our advisor for the cost of personnel if these personnel provide services for transactions for which our advisor receives a transaction fee, such as acquisitions and dispositions. Under the advisory agreement currently in place, the amount of applicable personnel costs allocated to us is capped at 2.4% for 2015 and 2.2% for 2016 of pro rata lease revenues for each year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to our advisor’s legal transactions group are based on a schedule of expenses for different types of transactions, including 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. In addition, we capitalize certain of the costs related to our advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

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

                                    CPA®:18 – Global 2015 10-K – 83

Notes to Consolidated Financial Statements

Jointly-Owned Investments and Other Transactions with our Affiliate

At December 31, 2015, we owned interests in four jointly-owned investments, with the remaining interests held by our affiliate CPA®:17 – Global. The amounts listed below are the original investment amounts at the closing of each respective investment:

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

We consolidate all of the above joint ventures because we are either the majority equity holder and/or we control the significant activities of the ventures. Additionally, no other parties, including CPA®:17 – Global, hold any rights that overcome our control. We account for CPA®:17 – Global’s share of these investments as noncontrolling interests.

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2015	2014
Land	$173,094	$104,604
Buildings	813,480	639,131
Less: Accumulated depreciation	(31,467)	(10,875)
	$955,107	$732,860

The carrying value of our Real estate decreased by $66.2 million from December 31, 2014 to December 31, 2015, due to the strengthening of the U.S. dollar relative to foreign currencies as measured at the end of the respective periods.

Depreciation expense, including the effect of foreign currency translation, on our real estate and operating real estate for the years ended December 31, 2015, 2014, and 2013 was $31.6 million, $11.7 million, and $0.8 million respectively.

Operating Real Estate

Operating real estate, which consists of our self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	December 31,
	2015	2014
Land	$86,016	$28,040
Buildings	404,836	105,556
Less: Accumulated depreciation	(10,727)	(939)
	$480,125	$132,657
                                    CPA®:18 – Global 2015 10-K – 84

Notes to Consolidated Financial Statements

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2015 are as follows (in thousands):

Years Ending December 31,	Total
2016	$87,582
2017	92,969
2018	94,717
2019	95,222
2020	94,481
Thereafter	704,745
Total	$1,169,716

2015 Acquisitions

During the year ended December 31, 2015, we acquired 51 new investments. Of these investments, eight were deemed to be asset acquisitions (which included five build-to-suit investments), 39 were deemed to be business combinations, two were deemed to be direct finance leases (Note 5), and two were deemed to be equity method investments. Our build-to-suit investments are discussed under Real Estate Under Construction below.

Asset Acquisitions — Net Leased

Wyndham — On December 30, 2015, we acquired a 95% controlling interest in a jointly-owned investment with a third party that purchased a hotel located in Stuttgart, Germany for $32.0 million, which is based on the exchange rate of the euro on the date of acquisition.

Acosta — On July 10, 2015, we acquired an office building in Jacksonville, Florida from a party affiliated with the tenant for $16.5 million. The facility is leased to Acosta, Inc. On August 4, 2015, we entered into a mortgage loan in the amount of $10.7 million for this property (Note 9).

Asset Acquisition — Self Storage

Kissimmee Storage Facility — On October 7, 2015, we acquired a self-storage facility in Kissimmee, Florida from a third party for $8.4 million. This is a newly-constructed facility that began operations upon our acquisition of the property. On October 20, 2015, we entered into a mortgage loan in the amount of $5.6 million for this property (Note 9).

A portion of the transaction fees capitalized include current and deferred acquisition fees paid and payable, respectively, to our advisor (Note 3). See Real Estate Under Construction below for more information regarding our other asset acquisitions.

Business Combinations — Net Leased

During the year ended December 31, 2015, we acquired the following investments that were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, and expensed aggregate acquisition costs of $20.9 million, which is included in Acquisition expenses in the consolidated financial statements.

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

                                    CPA®:18 – Global 2015 10-K – 85

Notes to Consolidated Financial Statements

ConvaTec — On October 8, 2015, we acquired an industrial facility of Unomedical s.r.o, a subsidiary of ConvaTec Healthcare B S.a.r.l, located in Michalovce, Slovakia from an unaffiliated third party for $14.7 million. We also intend to fund an expansion to this facility for a total cost of $12.7 million. See Real Estate Under Construction below for more information regarding our build-to-suit investments.

University of Iowa — On October 8, 2015, we acquired a 90% controlling interest from the seller for an office building located in Coralville, Iowa for $45.9 million, which is leased to the Iowa Board of Regents and the University of Iowa. The seller retained a 10% interest in the property, which is the equivalent of $4.6 million of the purchase price. We simultaneously entered into a mortgage loan in the amount of $34.6 million (Note 9).

Exelon — On September 1, 2015, we acquired the regional headquarters and nuclear power plant monitoring facility of Exelon Generation Company, or Exelon, located in Warrenville, Illinois from an unaffiliated third-party for $32.9 million. We simultaneously entered into a mortgage loan in the amount of $22.6 million (Note 9).

Jacobsweerd — On July 30, 2015, we acquired an office building located in Utrecht, Netherlands from an unaffiliated third party for $46.2 million, which is based on the exchange rate of the euro on the date of acquisition. The facility, which we refer to as Jacobsweerd, is leased to four Dutch government agencies. We simultaneously entered into a mortgage loan in the amount of $30.1 million for the building (Note 9), which is based on the exchange rate of the euro on the date of acquisition. The purchase consideration for this investment also included a rent guarantee from the seller regarding the vacant space on this property. As a result, we recognized a contingent asset in the amount of $0.5 million, which is equal to the fair value (Note 7) of the rent guarantee, and we will mark the guarantee to market through earnings in subsequent periods. During the three months ended December 31, 2015, in accordance with the ASU 2015-16, we recorded a measurement period adjustment that increased deferred tax liabilities by $2.5 million with an offsetting increase to goodwill.

COOP — On May 28, 2015, we acquired a 90% controlling interest in a jointly-owned investment with a third party that purchased a retail site located in Oslo, Norway from an unaffiliated third party, COOP Norge Eiendom. The jointly-owned investment acquired real estate assets and intangibles of $98.1 million, with our portion of the investment totaling $88.3 million, which is based on the exchange rate of the Norwegian krone on the date of acquisition. This is a multi-tenant facility with the largest tenant being COOP Ost AS, or COOP, which is an affiliate of COOP Norge Eiendom. Our joint-venture partner is the third-party asset manager. We incurred debt at closing through the issuance of privately-placed bonds in the amount of $64.2 million, which is based on the exchange rate of the Norwegian krone on the date of acquisition (Note 9). This investment was a share transaction, and as a result, we assumed the historical tax basis of the property owned by the entity that we purchased and, therefore, recorded a deferred tax liability of $16.7 million and goodwill of $12.5 million (Note 6). The purchase consideration for this investment also included a rent guarantee from the seller regarding the vacant space on this property. As a result, we recognized a contingent asset in the amount of $0.8 million, which is equal to the fair value (Note 7) of the rent guarantee, and we will mark the guarantee to market through earnings in subsequent periods. In July 2015, our joint-venture partner agreed to a debt-to-equity conversion of a portion of the loan they made to the property at the acquisition date. As a result, we recognized an additional $1.4 million in Contributions from noncontrolling interests within our consolidated financial statements.

Core-Mark — On May 27, 2015, we acquired a warehouse facility located in Plymouth, Minnesota from an unaffiliated third-party group of sellers for $15.0 million. The facility is leased to Minter-Weisman Co., d/b/a Core-Mark International. On May 29, 2015, we entered into a mortgage loan in the amount of $10.5 million for this property (Note 9).

Intuit Inc. — On April 28, 2015, we acquired an office facility located in Plano, Texas from an unaffiliated third party for $33.7 million. The building is leased to Intuit Inc. We simultaneously entered into a mortgage loan in the amount of $21.9 million (Note 9).

Republic — On April 17, 2015, we acquired a facility located in Freetown, Massachusetts from an unaffiliated third party for $3.7 million. The facility is leased to Republic Services Environmental Solutions LLC and guaranteed by Republic Services, Inc., which will expand and redevelop the facility into a specialized-materials recycling plant later this year. On July 21, 2015, we entered into a mortgage loan in the amount of $3.2 million for this property (Note 9).

Broadfold — On March 24, 2015, we acquired a light industrial site located in Aberdeen, United Kingdom from an unaffiliated third party for $6.8 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. The site is fully occupied by three tenants. We intend to engage an unaffiliated third party to act as the asset manager for this property.

                                    CPA®:18 – Global 2015 10-K – 86

Notes to Consolidated Financial Statements

Business Combinations — Self Storage

We acquired the following 26 self-storage investments, aggregating $243.2 million, during the year ended December 31, 2015:

•	$10.7 million for a facility in Portland, Oregon on December 9, 2015;

•	$5.3 million for a facility in Greensboro, North Carolina on December 4, 2015;

•	$5.0 million for a facility in Houston, Texas on November 5, 2015;

•	$4.7 million for a facility in Houston, Texas on October 29, 2015;

•	$4.9 million for a facility in Kissimmee, Florida on October 21, 2015;

•	$37.3 million for a facility in Fernandina Beach, Florida and six facilities in El Paso, Texas on October 8, 2015;

•	$5.0 million for a facility in Hudson, Florida on September 30, 2015;

•	$7.0 million for two facilities in Las Vegas, Nevada on September 29, 2015;

•	$3.5 million for a facility in Ithaca, New York on September 29, 2015;

•	$7.1 million for a facility in Houston, Texas on August 11, 2015;

•	$11.0 million for a facility in Palm Bay, Florida on July 28, 2015;

•	$3.7 million for a facility in Leesburg, Florida on July 9, 2015;

•	$3.5 million for a facility in St. Peters, Missouri on June 17, 2015;

•	$13.7 million for two facilities in Sarasota, Florida on June 16, 2015;

•	$9.4 million for a facility in Panama City Beach, Florida on May 26, 2015;

•	$9.8 million for a facility in Las Vegas, Nevada on May 18, 2015;

•	$4.0 million for a facility in Crystal Lake, Illinois on May 12, 2015;

•	$10.1 million for a facility in Louisville, Kentucky on April 29, 2015;

•	$36.3 million for seven facilities in California on April 10, 2015;

•	$6.1 million for two facilities in Lilburn and Stockbridge, Georgia on April 2, 2015;

•	$4.0 million for a facility in Panama City Beach, Florida on March 10, 2015;

•	$6.0 million for a facility in Lady Lake, Florida on February 25, 2015;

•	$3.0 million for a facility in Sebastian, Florida on February 18, 2015;

•	$7.5 million for a facility in Tallahassee, Florida on February 4, 2015;

•	$9.2 million for a facility in Valrico, Florida on January 29, 2015; and

•	$15.6 million for a facility in Naples, Florida on January 28, 2015.

In connection with these self-storage property transactions, we incurred acquisition expenses totaling $14.2 million, which are included in Acquisition expenses in the consolidated financial statements. During the year ended December 31, 2015, we obtained mortgage loans totaling $137.4 million related to these self-storage investments (Note 9).

Business Combinations — All Other

Cayo Grande — On July 23, 2015, we acquired a 97% controlling interest in Cayo Grande Apartments, or Cayo Grande, a 301-unit multi-family property located in Fort Walton Beach, Florida, for $25.7 million. The transaction was completed with two joint-venture partners, one of which has been engaged to be the property manager. We simultaneously entered into a mortgage loan in the amount of $18.2 million (Note 9).

Grand Estates — On June 8, 2015, we acquired a 97% controlling interest in Grand Estates Apartments, or Grand Estates, a 408-unit multi-family property located in San Antonio, Texas, for $42.5 million. The transaction was completed with two joint-venture partners, one of which has been engaged to be the property manager. We simultaneously entered into a mortgage loan in the amount of $29.8 million (Note 9).

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

                                    CPA®:18 – Global 2015 10-K – 87

Notes to Consolidated Financial Statements

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

Asset Acquisitions — Net Leased

During the year ended December 31, 2014, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and then entered into new leases in connection with these acquisitions:

•	$5.9 million for a warehouse facility in Streetsboro, Ohio on January 16, 2014;

•	$5.8 million for an office building in Norcross, Georgia on February 7, 2014;

•	$8.5 million for an industrial facility in Columbus, Georgia on April 21, 2014;

•	$14.4 million for an industrial facility in Temple, Georgia, a manufacturing facility in Surprise, Arizona, and a parcel of land in Houston, Texas on May 16, 2014; and

•	$7.7 million for five industrial facilities in Dallas and Fort Worth, Texas on November 14, 2014.

Apply AS — We also acquired a 51% controlling interest in a jointly-owned investment, co-owned by our affiliate, CPA®:17 – Global (Note 3), which acquired an office building in Stavanger, Norway on October 31, 2014. The property is leased to Apply AS. The jointly-owned investment acquired real estate assets and intangibles of $108.3 million, with our portion of the investment totaling $55.2 million. CPA®:17 – Global’s equity investment was $53.1 million, which we account for as a noncontrolling interest. Amounts are based on the exchange rate of the Norwegian krone at the date of acquisition. Because we acquired stock to complete the acquisition, this investment is a share transaction, and as a result, we assumed the historical tax basis of the property owned by the entity that we purchased and recorded a deferred tax liability of $12.5 million.

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

Business Combinations — Net Leased

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

Craigentinny — On December 22, 2014, we acquired a retail site located in Edinburgh, United Kingdom from an unaffiliated third party for $4.4 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. The retail site includes one single-tenant warehouse and one multi-tenant warehouse. We engaged an unaffiliated third party to act as the asset manager for this property.

                                    CPA®:18 – Global 2015 10-K – 88

Notes to Consolidated Financial Statements

Vopak — On December 17, 2014, we acquired an office building leased to Vopak and an adjacent multi-tenant high rise tower located in Rotterdam, Netherlands from an unaffiliated third party for $76.1 million, which is based on the exchange rate of the euro on the date of acquisition. During the three months ended December 31, 2015, in accordance with the ASU 2015-16, we recorded a measurement period adjustment that increased deferred tax liabilities by $1.2 million with an offsetting increase to goodwill.

UK Auto — On November 20, 2014, we acquired two automotive dealerships sites located in Durham, United Kingdom and Dunfermline, United Kingdom from an unaffiliated third party for $10.0 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. The Durham site is leased to a single auto dealer and the Dunfermline site is leased to five auto dealers, one industrial trade park, and one service facility. We engaged an unaffiliated third party to act as the asset manager for these properties.

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

Oakbank — On September 26, 2014, we acquired one industrial trade park located in Livingston, United Kingdom from an unaffiliated third party for a total cost of $4.1 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. The property is leased to three tenants. We have engaged an unaffiliated third party to act as the asset manager for this property. The asset manager will receive 5% of certain net-lease income related to this portfolio as a management fee and will be eligible to receive a one-time fee equal to 20% of the disposition proceeds above a 12% internal rate of return hurdle based on our initial investment. If we do not dispose of the property and trigger this one-time fee through a disposition, the asset manager may elect to receive the aforementioned one-time fee in 2019 by requesting us to perform an agreed upon valuation of the property, after which the asset manager will receive 20% of the hypothetical proceeds above a 12% internal rate of return hurdle based on our initial investment.

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

                                    CPA®:18 – Global 2015 10-K – 89

Notes to Consolidated Financial Statements

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

Bank Pekao S.A. — On March 31, 2014, we acquired a 50% controlling interest in a jointly-owned investment, co-owned by our affiliate, CPA®:17 – Global (Note 3), which acquired the Bank Pekao S.A. office headquarters located in Warsaw, Poland from an unaffiliated third party. The jointly-owned investment acquired real estate assets and intangibles of $147.9 million, with our portion of the investment totaling $74.0 million. CPA®:17 – Global’s equity investment was $74.0 million, which we account for as a noncontrolling interest. Amounts are based on the exchange rate of the euro at the date of acquisition. We have concluded that we will consolidate this entity as we are the managing member and the non-managing member does not have substantive participating or “kick-out” rights. This office facility is subject to multiple leases, of which Bank Pekao S.A. is the largest tenant and occupies over 98% of the rental space. The rent increase is subject to Harmonized Index of Consumer Prices, which is an indicator of inflation and price stability for the European Central Bank. We recorded a deferred tax asset of $1.9 million related to this investment, which was fully offset by a valuation allowance as we currently estimate that it is more likely than not that we will be unable to realize this asset. On May 21, 2014, this jointly-owned investment obtained a $73.1 million mortgage loan on the property, which is based on the exchange rate of the euro on the same date (Note 9).

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

Business Combinations — Self Storage

We acquired the following self-storage properties aggregating $103.9 million during the year ended December 31, 2014:

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

                                    CPA®:18 – Global 2015 10-K – 90

Notes to Consolidated Financial Statements

•	$10.0 million for a facility located in Temecula, California on December 16, 2014; and

•	$4.4 million for a facility located in Cumming, Georgia on December 17, 2014.

Business Combinations — All Other

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

For both Dupont and Gentry, the property manager receives 3% of certain rent collections related to these properties as a management fee. We also entered into an agreement with the second venture partner under which it will be eligible to receive a one-time fee equal to 7.5% of our “adjusted distributions” for the joint venture above an 8.5% internal rate of return hurdle based on our initial investment.

In connection with our 2014 operating property transactions, we incurred acquisition expenses totaling $8.5 million, which are included in Acquisition expenses in the consolidated financial statements.

Summary of Assets Acquired and Liabilities Assumed

The following tables present a summary of assets acquired and liabilities assumed in our business combinations at the date of acquisition, and revenues and earnings thereon since their respective dates of acquisition through December 31, 2015 (in thousands):

	2015 Business Combinations (a)
	COOP	Other Net-Leased Properties (b)	Self-Storage Properties	All Other Properties	Total
Cash consideration	$88,331	$194,351	$243,235	$125,809	$651,726
Assets acquired at fair value:
Land	$59,595	$19,082	$37,845	$19,725	$136,247
Buildings	33,049	140,921	180,075	105,477	459,522
In-place lease intangible assets	4,618	47,320	27,167	4,498	83,603
Above-market rent intangible assets	—	105	137	—	242
Other assets acquired	5,777	549	300	—	6,626
	103,039	207,977	245,524	129,700	686,240
Liabilities assumed at fair value:
Below-market rent intangible liabilities	(63)	(8,722)	(85)	—	(8,870)
Deferred tax liability	(16,708)	(2,548)	—	—	(19,256)
Other liabilities assumed	(715)	(310)	(2,204)	—	(3,229)
	(17,486)	(11,580)	(2,289)	—	(31,355)
Total identifiable net assets	85,553	196,397	243,235	129,700	654,885
Amounts attributable to noncontrolling interests	(9,706)	(4,594)	—	(3,891)	(18,191)
Goodwill (Note 6)	12,484	2,548	—	—	15,032
	$88,331	$194,351	$243,235	$125,809	$651,726

                                    CPA®:18 – Global 2015 10-K – 91

Notes to Consolidated Financial Statements

	COOP	Other Net-Leased Properties	Self-Storage Properties	All Other Properties
	May 28, 2015 through December 31, 2015	Respective Acquisition Dates through December 31, 2015	Respective Acquisition Dates through December 31, 2015	Respective Acquisition Dates through December 31, 2015	Total
Revenues	$3,489	$7,669	$13,398	$11,215	$35,771

Net loss	$(5,815)	$(14,532)	$(20,017)	$(5,843)	$(46,207)
Net loss (income) attributable to noncontrolling interests	92	1	(1)	15	107
Net loss attributable to CPA®:18 – Global stockholders	$(5,723)	$(14,531)	$(20,018)	$(5,828)	$(46,100)
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

(b)
During the three months ended December 31, 2015, in accordance with the ASU 2015-16, we recorded a measurement period adjustment that increased deferred tax liabilities by $2.5 million with an offsetting increase to goodwill.

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through December 31, 2014 (in thousands):

	2014 Business Combinations
	Vopak (a)	Bank Pekao S.A.	Siemens AS	Solo Cup	Other Net-Leased Properties	Self-Storage Properties	All Other Properties	Total
Cash consideration	$76,134	$73,952	$82,019	$80,650	$191,944	$103,703	$42,077	$650,479
Assets acquired at fair value:
Land	$4,493	$—	$14,362	$13,748	$24,400	$19,238	$8,801	$85,042
Buildings	54,286	112,676	59,219	52,135	170,490	72,888	32,231	553,925
In-place lease intangible assets	16,376	23,471	10,528	15,394	29,163	11,937	1,045	107,914
Above-market rent intangible assets	1,156	3,014	—	773	3,467	—	—	8,410
Below-market ground lease intangible assets	—	9,456	—	—	—	—	—	9,456
Other assets acquired	—	—	3,538	—	—	105	—	3,643
	76,311	148,617	87,647	82,050	227,520	104,168	42,077	768,390
Liabilities assumed at fair value:
Mortgages assumed	—	—	—	—	(33,758)	—	—	(33,758)
Below-market rent intangible liabilities	(177)	(713)	—	(1,400)	(1,499)	—	—	(3,789)
Above-market ground lease intangible liabilities	—	—	—	—	(133)	—	—	(133)
Deferred tax liability	(1,221)	—	(6,982)	—	(4,058)	—	—	(12,261)
Other liabilities assumed	—	—	(5,628)	—	(186)	(465)	—	(6,279)
	(1,398)	(713)	(12,610)	(1,400)	(39,634)	(465)	—	(56,220)
Total identifiable net assets	74,913	147,904	75,037	80,650	187,886	103,703	42,077	712,170
Amounts attributable to noncontrolling interest	—	(73,952)	—	—	—	—	—	(73,952)
Goodwill	1,221	—	6,982	—	4,058	—	—	12,261
	$76,134	$73,952	$82,019	$80,650	$191,944	$103,703	$42,077	$650,479

                                    CPA®:18 – Global 2015 10-K – 92

Notes to Consolidated Financial Statements

	Vopak	Bank Pekao S.A.	Siemens AS	Solo Cup	Other Net-Leased Properties	Self-Storage Properties	All Other Properties
	December 17, 2014 through December 31, 2014	March 31, 2014 through December 31, 2014	February 27, 2014 through December 31, 2014	February 3, 2014 through December 31, 2014	Respective Acquisition Dates through December 31, 2014	Respective Acquisition Dates through December 31, 2014	Respective Acquisition Dates through December 31, 2014	Total
Revenues	$217	$9,586	$5,437	$5,489	$5,191	$3,851	$830	$30,601

Net loss	$(7,864)	$(12,920)	$(6,487)	$(4,004)	$(20,361)	$(6,889)	$(2,851)	$(61,376)
Net loss attributable to noncontrolling interests	—	3,349	—	—	—	—	32	3,381
Net loss attributable to CPA®:18 – Global	$(7,864)	$(9,571)	$(6,487)	$(4,004)	$(20,361)	$(6,889)	$(2,819)	$(57,995)
___________

(a)
During the three months ended December 31, 2015, in accordance with the ASU 2015-16, we recorded a measurement period adjustment that increased deferred tax liabilities by $1.2 million with an offsetting increase to goodwill.

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information presents our financial results as if all of the acquisitions deemed business combinations that we completed during the years ended December 31, 2015 and 2014, and any new financings related to these acquisitions, had occurred on January 1, 2014 and 2013, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014 and 2013, nor does it purport to represent the results of operations for future periods.

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Pro forma total revenues (a)	$163,649	$157,488	$72,168

Pro forma net loss (b)	$(5,307)	$(60,099)	$(53,893)
Pro forma net (income) loss attributable to noncontrolling interests	(9,496)	(1,823)	3,769
Pro forma net loss attributable to CPA®:18 – Global	$(14,803)	$(61,922)	$(50,124)

Pro forma loss per Class A share:
Net loss attributable to CPA®:18 – Global	$(12,586)	$(55,266)	$(49,544)
Pro forma basic and diluted weighted-average shares outstanding (c)	148,824,871	125,717,923	46,215,482
Pro forma basic and diluted loss per share	$(0.08)	$(0.44)	$(1.07)

Pro forma loss per Class C share:
Net loss attributable to CPA®:18 – Global	$(2,217)	$(6,656)	$(580)
Pro forma basic and diluted weighted-average shares outstanding (c)	27,580,451	8,847,966	497,725
Pro forma basic and diluted loss per share	$(0.08)	$(0.75)	$(1.16)
___________

(a)	Pro forma total revenues include revenues from lease contracts based on the terms in place at December 31, 2015 and do not include adjustments to contingent rental amounts.

(b)
The pro forma table above presents acquisition expenses related to all of our business combinations that we completed during the years ended December 31, 2015 and 2014, as if they were incurred on January 1, 2014 and 2013, respectively.

(c)
The pro forma basic and diluted weighted-average shares outstanding were determined as if the number of shares issued in our initial public offering in order to raise the funds used for our business combinations that we completed during the years ended December 31, 2015 and 2014, were issued on January 1, 2014 and 2013, respectively. We assumed that we would have issued Class A shares to raise such funds.

                                    CPA®:18 – Global 2015 10-K – 93

Notes to Consolidated Financial Statements

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2015	2014
Beginning balance	$2,258	$—
Capitalized funds	147,233	20,617
Foreign currency translation adjustments and other	(2,368)	—
Capitalized interest	2,355	143
Placed into service	(17,548)	(18,502)
Ending balance	$131,930	$2,258

Capitalized Funds

During the year ended December 31, 2015, total capitalized funds primarily related to our build-to-suit projects noted below, which were comprised primarily of initial funding of $118.8 million and construction draws of $28.4 million. During 2015, the costs attributable to our build-to-suit projects included capitalized acquisition related costs of $15.7 million, which includes $10.0 million related to accrued development costs.

Portsmouth — On December 23, 2015, we invested in a build-to-suit joint venture with a third party on a student housing development site located in Portsmouth, United Kingdom for $10.0 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. We acquired 97% of the equity of this investment at closing. This acquisition includes an existing office building and its redevelopment into a student housing facility, which is due for completion in August 2017. Upon completion of this project, our total investment is currently expected to be approximately $53.4 million. As the joint venture has insufficient equity at risk and we control this development project, this joint venture is considered to be a VIE that we consolidate (Note 2).

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

Marriott — On May 8, 2015, we invested in a build-to-suit joint venture with a third party to finance the completion of a Marriott hotel located in Munich, Germany for $50.7 million, which is based on the exchange rate of the euro on the date of acquisition. This hotel is currently under construction and is expected to be completed in mid-2016. Upon completion of this hotel, our total investment is expected to be approximately $81.6 million. As the joint-venture partner does not have any equity at risk and we, a non-equity holder, will fully fund and control this development project, this joint venture is considered to be a VIE that we consolidate (Note 2). On July 23, 2015, we advanced an additional $16.5 million, which is based on the exchange rate of the euro on that date, for the development of this property. On August 5, 2015, we entered into a fixed-rate lock agreement on a mortgage loan for this property. The loan will be available for drawdown upon the completion and opening of the hotel.

Rabobank — On March 20, 2015, we invested in and funded the first draw of a build-to-suit joint venture with a third party on a site located in Eindhoven, the Netherlands for $21.7 million, which is based on the exchange rate of the euro on the date of acquisition. Upon completion of this project, our total investment is expected to be approximately $91.1 million. This acquisition includes the development of an office building (including parking spaces) in two phases that are due for completion in April 2017 and March 2019. We will acquire additional equity in the entity developing the building in stages throughout the construction period. We consolidate this joint venture as we are expected to fund and control all of the construction and related activities, and will fully own this property upon completion. As the joint venture has insufficient equity at risk and we control this development project, this joint venture is considered to be a VIE that we will consolidate (Note 2).

                                    CPA®:18 – Global 2015 10-K – 94

Notes to Consolidated Financial Statements

Reading — On February 19, 2015, we invested in a build-to-suit joint venture with a third party on a student housing development site located in Reading, United Kingdom for $17.3 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. We acquired 96% of the equity of this investment at closing. This acquisition includes an existing office building and its redevelopment into a student housing facility, which is due for completion in September 2016. Upon completion of this project, our total investment is currently expected to be approximately $45.6 million.

We consolidate all of the above joint ventures, if applicable, because we are either the majority equity holder and/or we control the significant activities of the ventures.

During the year ended December 31, 2014, total capitalized funds were primarily comprised of construction draws related to the Belk Inc. and UFS Holland build-to-suit projects, both of which were initiated in 2014.

USF Holland — On November 21, 2014, we invested in a build-to-suit project for the development of a warehouse facility on a 22-acre parcel of land located in Grand Rapids, Michigan for $1.6 million. Upon completion of this project in 2015, our total investment of $11.1 million was placed into service.

Placed into Service

During the year ended December 31, 2015, we reclassified $17.5 million to Real estate, at cost primarily related to the USF Holland build-to-suit project, which was placed into service.

During the year ended December 31, 2014, the Belk Inc. build-to-suit project was placed into service for the amount of $18.5 million, which was then reclassified to Real estate, at cost.

Ending Balance

At December 31, 2015 and December 31, 2014, we had nine and two open build-to-suit projects, respectively, with aggregate unfunded commitments totaling approximately $181.8 million and $9.7 million, respectively. The unfunded commitments at December 31, 2015 includes $17.4 million related to our equity investment noted below.

Equity Investment in Real Estate

We have an interest in an unconsolidated investment that relates to a joint venture for the development of two self-storage facilities. This investment is jointly-owned with a third party, which is also the general partner. At December 31, 2015, the total asset balance for these properties was $12.6 million, which includes $11.5 million and $1.1 million related to our initial investment in and subsequent capital funding contributions, respectively, and total third-party recourse debt was less than $0.1 million.

Asset Retirement Obligations

We have recorded asset retirement obligations for the removal of asbestos and environmental waste in connection with certain of our investments. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. This liability was $2.6 million and $2.0 million at December 31, 2015 and 2014, respectively. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred. We include asset retirement obligations in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

                                    CPA®:18 – Global 2015 10-K – 95

Notes to Consolidated Financial Statements

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and our Note receivable. Operating leases are not included in finance receivables in the consolidated financial statements.

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	December 31,
	2015	2014
Minimum lease payments receivable	$76,014	$86,338
Unguaranteed residual value	51,835	45,473
	127,849	131,811
Less: unearned income	(75,883)	(86,229)
	$51,966	$45,582

2015 Acquisitions

Arandell — On December 31, 2015, we acquired a manufacturing facility in Menomonee Falls, Wisconsin from Arandell Corporation, which is also the tenant, for $23.1 million.

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

Interest income from direct financing leases was $3.7 million and $3.5 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, Other assets, net included $0.1 million of accounts receivable related to amounts billed under our direct financing leases. We did not have any outstanding receivables related to direct financing leases at December 31, 2014.

2014 Acquisitions

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

Crowne Group Inc. — On March 7, 2014, we entered into a domestic net lease financing transaction with a subsidiary of Crowne Group Inc. from which we acquired two industrial facilities located in Michigan. The total cost was $8.0 million, including land of $1.0 million, building of $6.8 million, and transaction costs of $0.2 million that were capitalized. This is a follow-on transaction to the acquisition that we completed with Crowne Group Inc. in December 2013. See Disposition section below.

                                    CPA®:18 – Global 2015 10-K – 96

Notes to Consolidated Financial Statements

Dispositions

On December 30, 2013 and March 7, 2014, we entered into two domestic net lease financing transactions with subsidiaries of Crowne Group Inc., from which we acquired five industrial facilities in South Carolina, Indiana, and Michigan. In August 2015, the tenants exercised their purchase options and we sold these five industrial facilities back to the subsidiaries of Crowne Group Inc. for $35.7 million. We recognized a gain on sale of $6.7 million, which is included in Gain on sale of real estate, net of tax in our consolidated financial statements. Simultaneously, we paid off the existing mortgage loan that encumbered all of these properties (Note 9) and terminated the interest rate swap agreement that was in place. As a result, we recognized a $1.1 million loss on extinguishment of debt within Other income and (expenses) in our consolidated financial statements.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2015 were as follows (in thousands):

Years Ending December 31,	Total
2016	$4,491
2017	4,547
2018	4,617
2019	4,689
2020	4,499
Thereafter	53,171
Total	$76,014

Note Receivable

On July 21, 2014, we acquired a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities originated by Cantor Fitzgerald on the Cipriani banquet halls in New York, New York. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. We receive interest-only payments at a rate of 10% per annum. At both December 31, 2015 and 2014, the balance for this note receivable remained $28.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both December 31, 2015 and 2014, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the years ended December 31, 2015 or 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2015.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2015	2014	2015	2014
1	1	—	$12,684	$—
2	1	1	9,065	8,962
3	4	4	58,217	64,620
4	—	—	—	—
5	—	—	—	—
	0		$79,966	$73,582

                                    CPA®:18 – Global 2015 10-K – 97

Notes to Consolidated Financial Statements

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

In connection with our investment activity during the year ended December 31, 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	7.6	$87,494
Below-market ground lease	30.0	6,504
Above-market rent	9.1	2,382
		$96,380
Amortizable Intangible Liabilities
Below-market rent	10.3	$(9,295)

Goodwill is included in the consolidated financial statements. The following table presents a reconciliation of our goodwill, which is included in our Net Lease reporting unit (in thousands):

Total
Balance at January 1, 2014 (a)	$—
Acquisition of investments accounted for as business combinations	11,040
Foreign currency translation	(1,348)
Balance at December 31, 2014	9,692
Acquisition of investments accounted for as business combinations	13,131
Measurement period adjustments (b)	3,769
Foreign currency translation	(3,203)
Balance at December 31, 2015	$23,389
_________

(a)	We did not have any goodwill activity during the year ended December 31, 2013.

(b)	During 2015, we identified measurement period adjustments related to two of our acquisitions (Note 4).

                                    CPA®:18 – Global 2015 10-K – 98

Notes to Consolidated Financial Statements

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$255,510	$(43,090)	$212,420	$177,970	$(10,335)	$167,635
Below-market ground lease	20,894	(325)	20,569	15,790	(167)	15,623
Above-market rent	12,174	(1,322)	10,852	10,424	(380)	10,044
	288,578	(44,737)	243,841	204,184	(10,882)	193,302
Unamortizable Intangible Assets
Goodwill	23,389	—	23,389	9,692	—	9,692
Total intangible assets	$311,967	$(44,737)	$267,230	$213,876	$(10,882)	$202,994

Amortizable Intangible Liabilities
Below-market rent	$(15,439)	$1,546	$(13,893)	$(6,276)	$347	$(5,929)
Above-market ground lease	(121)	2	(119)	(127)	—	(127)
Total intangible liabilities	$(15,560)	$1,548	$(14,012)	$(6,403)	$347	$(6,056)

Net amortization of intangibles, including the effect of foreign currency translation, was $33.4 million, $10.6 million, and $0.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income, amortization of below-market and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease intangibles is included in Depreciation and amortization expense.

Based on the intangible assets and liabilities recorded at December 31, 2015, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization/Property Expenses	Net
2016	$(698)	$37,803	$37,105
2017	(167)	24,015	23,848
2018	(214)	17,972	17,758
2019	(224)	17,464	17,240
2020	(272)	16,636	16,364
Thereafter	(1,466)	118,980	117,514
	$(3,041)	$232,870	$229,829

Note 7. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps, interest rate swaps and foreign currency forward contracts; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

                                    CPA®:18 – Global 2015 10-K – 99

Notes to Consolidated Financial Statements

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts, interest rate caps, and foreign currency collars (Note 8). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency collars (Note 8). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Rent Guarantees — Our rent guarantees, which are included in Other assets, net in the consolidated financial statements, are related to two of our foreign properties that were acquired during 2015 (Note 4). These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At December 31, 2015, our rent guarantees had a fair value of $1.3 million. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% from and a growth rate 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2015 and 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31,
		2015		2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$1,008,190	$1,022,641	$521,712	$540,577
Note receivable (b)	3	28,000	28,400	28,000	28,000
Deferred acquisition fees payable (c)	3	26,747	26,260	17,525	17,520
___________

(a)
We determined the estimated fair value of our non-recourse debt and bonds payable using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate.

(b)
We determined the estimated fair value of the note receivable using a discounted cash flow model with rates that take into account the credit of the tenant/obligor, order of payment tranches, and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate.

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2015 and 2014.

                                    CPA®:18 – Global 2015 10-K – 100

Notes to Consolidated Financial Statements

Note 8. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other investments due to changes in interest rates or other market factors. We own investments in Europe and are subject to risks associated with fluctuating foreign currency exchange rates.

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts and we may be granted common stock warrants by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include a counterparty to a hedging arrangement defaulting on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2015 and 2014, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31,		December 31,
		2015	2014	2015	2014
Foreign currency forward contracts and collars	Other assets, net	$7,471	$3,664	$—	$—
Interest rate caps	Other assets, net	17	—	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(28)	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,568)	(2,501)
		$7,488	$3,664	$(1,596)	$(2,501)

                                    CPA®:18 – Global 2015 10-K – 101

Notes to Consolidated Financial Statements

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Loss (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2013
Foreign currency forward contracts and collars	$3,313	$3,653	$—
Interest rate swaps	933	(2,282)	(219)
Interest rate caps	(38)	—	—
Derivatives in Net Investment Hedging Relationships (a)
Foreign currency forward contracts and collars	468	11	—
Total	$4,676	$1,382	$(219)
___________

(a)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Loss into Income (Effective Portion)
		Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2015	2014	2013
Interest rate swaps	Interest expense	$(2,183)	$(759)	$—
Foreign currency forward contracts and collars	Other income and (expenses)	1,145	151	—
Interest rate caps	Interest expense	(6)	—	—
Total		$(1,044)	$(608)	$—

Amounts reported in Other comprehensive loss related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At December 31, 2015, we estimated that an additional $0.6 million and $1.6 million will be reclassified as Interest expense and other income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2015	2014	2013
Interest rate swaps	Interest expense	$(63)	$—	$—
Foreign currency collars	Other income and (expenses)	37	—	—
Total		$(26)	$—	$—

Interest Rate Swaps and Caps

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

                                    CPA®:18 – Global 2015 10-K – 102

Notes to Consolidated Financial Statements

share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2015 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2015
Interest rate swaps	5	30,307	USD	$(1,568)
Interest rate caps	2	22,000	USD	17
				$(1,551)

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2015 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2015 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts and collars	76	30,759	EUR	$4,347
Foreign currency forward contracts and collars	56	107,563	NOK	2,617
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	9	33,060	NOK	479
				$7,443
___________

(a)	Fair value amounts are based on the exchange rate of the euro or the Norwegian krone, as applicable, at December 31, 2015.

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2015. At December 31, 2015, our total credit exposure was $7.5 million and the maximum exposure to any single counterparty was $4.1 million.

                                    CPA®:18 – Global 2015 10-K – 103

Notes to Consolidated Financial Statements

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.6 million and $2.6 million at December 31, 2015 and December 31, 2014, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2015 or 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.7 million and $2.7 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. While we believe our portfolio is reasonably well-diversified, it does contain concentrations in excess of 5% of total revenues as of December 31, 2015. We intend to regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments.

For the year ended December 31, 2015, the tenants that represented 5% or more of total revenues were Bank Pekao S.A. (8%) and State Farm Automobile Co. (6%).

                                    CPA®:18 – Global 2015 10-K – 104

Notes to Consolidated Financial Statements

Note 9. Non-Recourse Debt and Bonds Payable

Debt consists of non-recourse mortgage notes and bonds payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $1.4 billion and $0.8 billion at December 31, 2015 and December 31, 2014, respectively. The following table presents a summary of the non-recourse mortgage loans and bonds payable on our real estate property investments (dollars in thousands):

				Carrying Amount at December 31,
Tenant/Property	Interest Rate	Rate Type	Maturity Date	2015	2014
Non-Recourse Debt:
Infineon Technologies AG	3.1%	Fixed	2/28/2017	$11,999	$13,756
Self-storage – Multiple properties (a) (b) (c)	1.8%	Variable	5/1/2018	16,400	—
Kissimmee Self-Storage (a)	2.2%	Variable	11/1/2018	5,600	—
Club Med Albion Resorts, or Albion Resorts (d)	4.0%	Fixed	2/26/2020	26,129	19,264
Truffle Portfolio/Oakbank (e)	4.0%	Fixed	7/15/2020	27,397	11,401
Jacobsweerd (a)	1.6%	Fixed	7/29/2020	29,640	—
Konzum d.d.	5.8%	Fixed	12/31/2020	32,321	37,038
Bank Pekao S.A.	3.3%	Fixed	3/10/2021	58,082	64,852
Dupont Place Apartments (c)	3.8%	Fixed	11/1/2021	14,140	14,140
Gentry’s Walk (c)	3.8%	Fixed	11/1/2021	15,330	15,330
Brantley Pines (a) (c)	3.8%	Fixed	2/1/2022	19,040	—
Pinnacle Ridge (a) (c)	3.2%	Fixed	2/1/2022	24,045	—
Royal Vopak NV	2.2%	Fixed	2/9/2022	36,969	—
Cayo Grande (a)	4.3%	Fixed	8/1/2022	18,200	—
Exelon (a)	4.3%	Fixed	9/10/2022	22,620	—
State of Iowa (a) (c)	4.3%	Fixed	11/10/2022	34,636	—
State Farm Automobile Company (c)	4.5%	Fixed	9/10/2023	72,800	72,800
Self-storage – Multiple properties (f)	4.9%	Fixed	2/1/2024	14,500	14,500
Automobile Protection Corporation (b)	5.1%	Variable	2/5/2024	3,653	3,752
Solo Cup Operating Company (c)	5.1%	Fixed	2/6/2024	47,250	47,250
Swift Spinning Inc.	5.0%	Fixed	5/1/2024	7,626	7,738
Janus International (b)	4.9%	Variable	5/5/2024	11,538	11,538
Bell Telephone Company	4.6%	Fixed	6/11/2024	8,000	8,000
Self-storage – Multiple properties (g)	4.4%	Fixed	10/11/2024	23,000	23,000
Cooper Tire & Rubber Company (b)	4.7%	Variable	10/31/2024	6,689	6,704
Barnsco Inc. (b)	4.5%	Variable	11/14/2024	5,200	5,200
Alliant Techsystems Inc.	4.2%	Fixed	1/6/2025	27,650	27,650
Belk Inc.	4.3%	Fixed	2/10/2025	28,225	—
Self-storage – Multiple properties (a) (h)	4.3%	Fixed	3/11/2025	48,138	—
Self-storage – Multiple properties (a) (i)	4.3%	Fixed	6/11/2025	37,246	—
Core-Mark (a) (c)	4.4%	Fixed	6/11/2025	10,500	—
Grand Estates (a)	4.1%	Fixed	7/1/2025	29,750	—
Republic Services, Inc. (a) (b)	4.5%	Variable	7/21/2025	3,227	—
Acosta (a)	4.4%	Fixed	8/6/2025	10,650	—
USF Holland	4.5%	Fixed	9/6/2025	7,720	—
Self-storage – Multiple properties (a) (j)	4.6%	Fixed	10/11/2025	35,575	—
Midcontinent Independent System Operator, Inc.	4.0%	Fixed	3/6/2026	9,750	—
North American Lighting Inc.	4.8%	Fixed	5/6/2026	7,264	7,325
Intuit Inc. (a) (c)	4.0%	Fixed	7/6/2026	21,900	—
Air Enterprises	5.3%	Fixed	4/1/2039	3,189	3,257
Crowne Group Inc. (k)	N/A	N/A	N/A	—	15,967
				$873,588	$430,462
Bonds Payable:
Apply Sørco AS (c)	4.4%	Fixed	10/31/2021	$40,587	$48,151
COOP (a) (c) (l)	4.2%	Fixed	5/28/2025	56,685	—
Siemens AS (c) (m)	3.5%	Variable	12/15/2025	37,330	43,099
				$134,602	$91,250

                                    CPA®:18 – Global 2015 10-K – 105

Notes to Consolidated Financial Statements

_________

(a)
These mortgage loans and bonds payable were entered into or assumed in conjunction with the 2015 acquisitions as described in Note 4. During the year ended December 31, 2015, we capitalized $5.3 million of deferred financing costs related to these loans and bonds payable. We amortize deferred financing costs over the term of the related mortgage loan and bonds payable using a method that approximates the effective interest method.

(b)
These mortgage loans have variable interest rates, which have been effectively converted to fixed rates through the use of interest rate swaps or caps (Note 8). The interest rates presented for these mortgage loans reflect the interest rate swaps or caps in effect at December 31, 2015.

(c)	These mortgage loans and bonds payable have payments that are interest-only until their respective maturity dates.

(d)
On February 27, 2015, we completed the refinancing of these mortgage loans and consolidated them into one mortgage loan. During the year ended December 31, 2015, we recognized a loss on extinguishment of debt of $0.7 million related to this refinancing within Other income and (expenses) in our consolidated financial statements.

(e)
On July 1, 2015, we refinanced these mortgage loans and entered into a new credit facility for $28.9 million, which is based on the exchange rate of the British pound sterling on that date. This new credit facility now covers our entire trade counter and industrial asset portfolio located throughout the United Kingdom. During the year ended December 31, 2015, we recognized a loss on extinguishment of debt of $0.5 million related to this refinancing within Other income and (expenses) in our consolidated financial statements.

(f)	This mortgage loan is allocated between our St. Petersburg Self-Storage and Kissimmee Self-Storage investments, which are jointly and severally liable for any possible defaults on the loan.

(g)	This mortgage loan is allocated to the six self-storage properties purchased from July 22, 2014 through October 9, 2014.

(h)	On February 18, 2015, we obtained a mortgage loan for $48.1 million, which was allocated to nine self-storage properties purchased from October 28, 2014 through February 18, 2015.

(i)	On May 27, 2015, we obtained a mortgage loan for $37.2 million, which was allocated to several of the self-storage properties purchased from February 4, 2015 through May 26, 2015.

(j)	On October 7, 2015, we obtained a mortgage loan for $35.6 million, which was allocated to several of the self-storage properties purchased from June 16, 2015 through September 30, 2015.

(k)
In conjunction with the sale of the Crowne Group Inc. properties (Note 5), we paid off the existing mortgage loans that encumbered all of these properties. The buyer paid the prepayment penalty on our behalf due to unwinding of the related interest rate swap agreement. During the year ended December 31, 2015, we recognized a loss on extinguishment of debt of $1.1 million related to the termination of this swap within Other income and (expenses) in our consolidated financial statements.

(l)
In conjunction with this investment (Note 4), on May 28, 2015, we issued privately-placed bonds totaling $64.2 million, which is based on the exchange rate of the Norwegian krone at that date. These bonds are collateralized by the COOP property and have a fixed coupon of 4.2% and a maturity date of May 28, 2025.

(m)	This bond is inflation-linked to the consumer price index, or CPI, of Norway, and the annual principal balance will increase as that inflation index increases.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2015, during each of the next five calendar years and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016	$3,146
2017	15,351
2018	25,897
2019	4,167
2020	115,330
Thereafter through 2039	842,681
1,006,572
Unamortized premium	1,618
Total	$1,008,190

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2015.

                                    CPA®:18 – Global 2015 10-K – 106

Notes to Consolidated Financial Statements

The carrying value of our Non-recourse debt and Bonds payable decreased by $41.7 million from December 31, 2014 to December 31, 2015, due to the strengthening of the U.S. dollar relative to foreign currencies during the same period.

Note 10. Commitments and Contingencies

At December 31, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

Note 11. Loss Per Share and Equity

Basic and Diluted Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2015
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	101,884,473	$(45,524)	$(0.45)
Class C common stock	27,580,451	(12,208)	(0.44)
Net loss attributable to CPA®:18 – Global		$(57,732)

	Year Ended December 31, 2014
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	78,777,525	$(49,494)	$(0.63)
Class C common stock	8,847,966	(6,373)	(0.72)
Net loss attributable to CPA®:18 – Global		$(55,867)

	Year to Date December 31, 2013
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	2,792,648	$(496)	$(0.18)
Class C common stock	497,725	(135)	(0.27)
Net loss attributable to CPA®:18 – Global		$(631)

The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For the years ended December 31, 2015, 2014, and 2013 the allocation for Class A common stock excludes annual distribution and shareholder servicing (benefit) fees of $(0.9) million, $0.8 million, and less than $0.1 million, respectively, which is only applicable to Class C common stock (Note 3). In addition, the Class C common stock allocation includes $0.7 million of interest expense related to the accretion of interest on the annual distribution and shareholder servicing liability (Note 3) for the year ended December 31, 2015.

                                    CPA®:18 – Global 2015 10-K – 107

Notes to Consolidated Financial Statements

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

	Years Ended December 31,
	2015		2014		2013
	Class A	Class C	Class A	Class C	Class A	Class C
Ordinary income	$0.1889	$0.1612	$0.2164	$0.1841	$—	$—
Return of capital	0.3836	0.3273	0.4084	0.3475	0.1155	0.0982
Capital gain	0.0525	0.0448	—	—	—	—
Total distributions paid	$0.6250	$0.5333	$0.6248	$0.5316	$0.1155	$0.0982

During the fourth quarter of 2015, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1335 per share for our Class C common stock. Distributions in the amount of $20.1 million were paid on January 15, 2016 to stockholders of record on December 31, 2015.

Distributions are declared at the discretion of our board of directors and are not guaranteed. Until we substantially invest the net proceeds of our initial public offering, we expect that distributions will be paid primarily from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

                                    CPA®:18 – Global 2015 10-K – 108

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2013	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(219)	156	(63)
Net current-period Other comprehensive income	(219)	156	(63)
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(31)	(31)
Balance at December 31, 2013	(219)	125	(94)
Other comprehensive income (loss) before reclassifications	763	(29,602)	(28,839)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	759	—	759
Other income and (expenses)	(151)	—	(151)
Net current-period Other comprehensive income (loss)	1,371	(29,602)	(28,231)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	7,384	7,384
Balance at December 31, 2014	1,152	(22,093)	(20,941)
Other comprehensive income (loss) before reclassifications	3,164	(40,662)	(37,498)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	2,189	—	2,189
Other income and (expenses)	(1,145)	—	(1,145)
Net current-period Other comprehensive income (loss)	4,208	(40,662)	(36,454)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	7,079	7,079
Balance at December 31, 2015	$5,360	$(55,676)	$(50,316)

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

We conduct business in various states and municipalities, within the United States and in Europe, and as a result, we file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle.

                                    CPA®:18 – Global 2015 10-K – 109

Notes to Consolidated Financial Statements

Income tax (benefit) expense relates primarily to our international investments. The components of our (benefit from) provision for income taxes attributable to continuing operations for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal
Current	$98	$16	$—
	98	16	—
State and Local
Current	87	79	—
	87	79	—
Foreign
Current	565	64	—
Deferred	(847)	(1,323)	11
	(282)	(1,259)	11
Total (Benefit) Provision	$(97)	$(1,164)	$11

Deferred Income Taxes

Our deferred tax assets before valuation allowances were $14.6 million and $3.9 million at December 31, 2015 and 2014, respectively. Our deferred tax liabilities were $47.3 million and $28.8 million at December 31, 2015 and 2014, respectively. We determined that $10.2 million and $2.2 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes, and accordingly, a valuation allowance was established in that amount at December 31, 2015 and 2014, respectively. Our deferred tax assets and liabilities are primarily the result of temporary differences related to:

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

At December 31, 2015 and 2014, we had net operating losses in foreign jurisdictions of approximately $17.2 million and $7.7 million, respectively. Our net operating losses will begin to expire in 2018 in certain foreign jurisdictions. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

                                    CPA®:18 – Global 2015 10-K – 110

Notes to Consolidated Financial Statements

Note 13. Segment Reporting

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have an All Other category that includes our multi-family investments and our investment in a note receivable (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net Lease
Revenues	$91,173	$48,306	$3,292
Operating expenses	(70,352)	(72,780)	(1,358)
Interest expense	(26,367)	(14,447)	(1,205)
Other income and expenses, excluding interest expense	(2,022)	(490)	(78)
Benefit from (provision for) income taxes	300	1,183	(11)
Gain on sale of real estate, net of tax	6,659	—	—
Net (income) loss attributable to noncontrolling interests	(2,231)	2,435	(298)
(Loss) income attributable to CPA®:18 – Global	$(2,840)	$(35,793)	$342
Self Storage
Revenues	$25,570	$3,913	$—
Operating expenses	(43,459)	(9,814)	—
Interest expense	(5,232)	(942)	—
Other income and expenses, excluding interest expense	(94)	—	—
Provision for income taxes	(59)	(16)	—
Loss attributable to CPA®:18 – Global	$(23,274)	$(6,859)	$—
All Other
Revenues	$19,200	$2,098	$—
Operating expenses	(23,728)	(4,816)	—
Interest expense	(3,779)	(213)	—
Other income and expenses, excluding interest expense	1	—	—
Provision for income taxes	(88)	—	—
Net loss attributable to noncontrolling interests	142	32	—
Loss attributable to CPA®:18 – Global	$(8,252)	$(2,899)	$—
Corporate
Unallocated Corporate Overhead (a)	$(17,049)	$(8,538)	$(881)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(6,317)	$(1,778)	$(92)
Total Company
Revenues	$135,943	$54,317	$3,292
Operating expenses	(151,147)	(95,131)	(2,304)
Interest expense	(35,170)	(15,753)	(1,250)
Other income and expenses, excluding interest expense	(5,708)	(1,153)	32
Benefit from (provision for) income taxes	97	1,164	(11)
Gain on sale of real estate, net of tax	6,659	—	—
Net (income) loss attributable to noncontrolling interests	(8,406)	689	(390)
Loss attributable to CPA®:18 – Global	$(57,732)	$(55,867)	$(631)
                                    CPA®:18 – Global 2015 10-K – 111

Notes to Consolidated Financial Statements

	Total Long-Lived Assets at December 31,		Total Assets at December 31,
	2015	2014	2015	2014
Net Lease	$1,105,237	$780,699	$1,452,759	$1,025,132
Self Storage	314,247	91,419	365,274	104,440
All Other	227,644	69,239	239,333	72,345
Corporate (a)	—	—	86,294	413,967
Total Company	$1,647,128	$941,357	$2,143,660	$1,615,884
__________

(a)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

Our portfolio is comprised of domestic and international investments. The following tables present the geographic information (in thousands):

	As of and for the Year Ended December 31, 2015
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$17,983	$17,039	$50,624	$85,646	$13,911	$36,386	$50,297	$135,943
Loss before income taxes and gain on sale of real estate	(5,713)	(10,520)	(24,802)	(41,035)	(8,760)	(6,287)	(15,047)	(56,082)
Net income attributable to noncontrolling interests	(852)	—	(6,175)	(7,027)	(399)	(980)	(1,379)	(8,406)
Net loss attributable to CPA®:18 – Global	(6,551)	(10,556)	(24,486)	(41,593)	(7,455)	(8,684)	(16,139)	(57,732)
Long-lived assets (b)	229,437	197,552	537,340	964,329	194,211	488,588	682,799	1,647,128
Non-recourse debt and bonds payable	150,964	137,808	362,279	651,051	134,602	222,537	357,139	1,008,190

	As of and for the Year Ended December 31, 2014
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$8,830	$2,514	$17,698	$29,042	$6,560	$18,715	$25,275	$54,317
Loss before income taxes and gain on sale of real estate	415	(2,812)	(15,860)	(18,257)	(6,305)	(33,158)	(39,463)	(57,720)
Net (income) loss attributable to noncontrolling interests	(804)	—	(1,764)	(2,568)	321	2,936	3,257	689
Net loss attributable to CPA®:18 – Global	(465)	(2,812)	(17,641)	(20,918)	(6,956)	(27,993)	(34,949)	(55,867)
Long-lived assets (b)	122,965	35,929	340,202	499,096	138,675	303,586	442,261	941,357
Non-recourse debt and bonds payable	83,226	17,534	183,390	284,150	91,250	146,312	237,562	521,712

	For the Year Ended December 31, 2013
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$2,997	$—	$10	$3,007	$—	$285	$285	$3,292
Income (loss) before income taxes and gain on sale of real estate	568	—	(876)	(308)	—	78	78	(230)
Net income attributable to noncontrolling interests	(293)	—	(68)	(361)	—	(29)	(29)	(390)
Net income (loss) attributable to CPA®:18 – Global	275	—	(945)	(670)	—	39	39	(631)
___________

(a)	All years include operations in Croatia and the Netherlands; 2015 and 2014 includes Poland, the United Kingdom, Germany, and Mauritius; and 2015 includes Slovakia and Canada.

(b)	Consists of Net investments in real estate.

                                    CPA®:18 – Global 2015 10-K – 112

Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2015 (a)	June 30, 2015	September 30, 2015	December 31, 2015 (b)
Revenues	$27,172	$30,472	$37,069	$41,230
Expenses	27,113	41,413	42,174	40,447
Net loss	(10,852)	(18,263)	(7,683)	(12,528)
Net income attributable to noncontrolling interests	(1,361)	(1,644)	(2,092)	(3,309)
Net loss attributable to CPA®:18 – Global	$(12,213)	$(19,907)	$(9,775)	$(15,837)

Class A Common Stock
Basic and diluted loss per share (c)	$(0.10)	$(0.15)	$(0.07)	$(0.13)
Basic and diluted weighted-average shares outstanding	100,642,226	101,460,830	102,293,880	103,109,346
Distributions declared per share	$0.1562	$0.1562	$0.1563	$0.1563

Class C Common Stock
Basic and diluted loss per share (c)	$(0.12)	$(0.17)	$(0.09)	$(0.07)
Basic and diluted weighted-average shares outstanding	22,381,181	29,033,036	29,279,705	29,522,763
Distributions declared per share	$0.1329	$0.1329	$0.1340	$0.1335

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$6,694	$12,647	$14,882	$20,094
Expenses	23,091	12,099	18,580	41,361
Net loss	(18,443)	(3,110)	(9,465)	(25,538)
Net loss (income) attributable to noncontrolling interests	3,773	(1,248)	(1,136)	(700)
Net loss attributable to CPA®:18 – Global	$(14,670)	$(4,358)	$(10,601)	$(26,238)

Class A Common Stock
Basic and diluted loss per share (c)	$(0.35)	$(0.05)	$(0.10)	$(0.22)
Basic and diluted weighted-average shares outstanding	38,001,011	77,300,223	99,007,256	99,836,316
Distributions declared per share	$0.1562	$0.1562	$0.1562	$0.1562

Class C Common Stock
Basic and diluted loss per share (c)	$(0.37)	$(0.07)	$(0.12)	$(0.25)
Basic and diluted weighted-average shares outstanding	3,820,432	6,126,012	9,925,481	15,376,487
Distributions declared per share	$0.1329	$0.1329	$0.1329	$0.1329
__________

                                    CPA®:18 – Global 2015 10-K – 113

Notes to Consolidated Financial Statements

(a)
As discussed below, we identified an error in the consolidated financial statements for the three months ended March 31, 2015. As a result, we corrected this error and revised our consolidated financial statements for the three months ended March 31, 2015, which aggregated to an increase to Net loss and Net loss attributable to CPA®:18 – Global of $0.9 million, and an increase to Net loss per share for both Class A and Class C common stock of $0.01. However, in order to correctly present the aforementioned errors, we will revise the consolidated statements of operations and cash flows for the three months ended March 31, 2015 when such statements are presented in our future public filings.

(b)
As discussed in Note 3, in the fourth quarter of 2015, we recorded an out-of-period adjustment in the consolidated financial statements related to the accounting for the annual distribution and shareholder servicing fee in connection with the sale of our Class C common stock. We concluded that this adjustment was not material to our financial statements. This adjustment resulted in a decrease of $2.0 million to Net loss attributable to CPA®:18 – Global for both the three months and year ended December 31, 2015.

(c)	The sum of the quarterly Loss per share does not agree to the annual Loss per share for 2015 and 2014 due to the issuances of our common stock that occurred during such periods.

Note 15. Subsequent Events

Subsequent to December 31, 2015 and through March 14, 2016, we purchased three additional self-storage properties totaling approximately $22.8 million (excluding acquisition costs) and obtained $63.0 million of new financing related to certain of our 2015 acquisitions, which had a weighted-average interest rate of 4.8% and average term of ten years.

It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for these transactions given the short period of time between the acquisition dates and the filing of this Report.

                                    CPA®:18 – Global 2015 10-K – 114

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014, and 2013
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$2,236	$8,214	$(254)	$10,196

Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$—	$2,236	$—	$2,236

Year Ended December 31, 2013
Valuation reserve for deferred tax assets	$—	$—	$—	$—

                                    CPA®:18 – Global 2015 10-K – 115

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation(c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Office facility in Austin, TX	$72,800	$29,215	$67,993	$—	$—	$29,215	$67,993	$97,208	$4,989	1993	Aug. 2013	40 yrs.
Retail facility in Zagreb, Croatia	7,187	—	10,828	—	(2,236)	—	8,592	8,592	516	2005	Dec. 2013	34 yrs.
Retail facility in Zagreb, Croatia	7,116	—	10,576	—	(2,253)	—	8,323	8,323	472	2006	Dec. 2013	36 yrs.
Retail facility in Zagreb, Croatia	6,981	2,264	10,676	—	(2,747)	1,791	8,402	10,193	520	2006	Dec. 2013	34 yrs.
Retail facility in Zadar, Croatia	7,846	4,320	10,536	—	(3,153)	3,417	8,286	11,703	556	2007	Dec. 2013	33 yrs.
Retail facility in Split, Croatia	3,191	—	3,161	—	(680)	—	2,481	2,481	187	2001	Dec. 2013	27 yrs.
Industrial facility in Streetsboro, OH	3,188	1,163	3,393	1,585	(535)	1,163	4,443	5,606	435	1993	Jan. 2014	21 yrs.
Warehouse facility in University Park, IL	47,250	13,748	52,135	—	—	13,748	52,135	65,883	3,662	2003	Feb. 2014	34 - 36 yrs.
Office facility in Norcross, GA	3,653	1,044	3,361	—	—	1,044	3,361	4,405	221	1999	Feb. 2014	40 yrs.
Office facility in Oslo, Norway	37,330	14,362	59,219	—	(23,113)	9,850	40,618	50,468	1,872	2013	Feb. 2014	40 yrs.
Office facility in Warsaw, Poland	58,082	—	112,676	—	(23,487)	—	89,189	89,189	3,928	2008	Mar. 2014	40 yrs.
Industrial facility in Columbus, GA	4,823	448	5,841	—	—	448	5,841	6,289	359	1995	Apr. 2014	30 yrs.
Office facility in Farmington Hills, MI	7,264	2,251	3,390	672	47	2,251	4,109	6,360	224	2001	May 2014	40 yrs.
Industrial facility in Surprise, AZ	2,322	298	2,347	1,699	—	298	4,046	4,344	178	1998	May 2014	35 yrs.
Industrial facility in Temple, GA	6,714	381	6,469	—	—	381	6,469	6,850	360	2007	May 2014	33 yrs.
Land in Houston, TX	1,264	1,675	—	—	—	1,675	—	1,675	—	N/A	May 2014	N/A
Land in Chicago, IL	2,007	3,036	—	—	—	3,036	—	3,036	—	N/A	May 2014	N/A
Warehouse facility in Jonesville, SC	28,225	2,995	14,644	19,389	—	2,995	34,033	37,028	1,698	1997	Jun. 2014	28 yrs.
Industrial facility in Ayr, United Kingdom	2,977	1,150	3,228	—	(496)	1,019	2,863	3,882	204	1950	Aug. 2014	15 - 32 yrs.
Industrial facility in Bathgate, United Kingdom	1,927	627	1,852	70	(284)	556	1,709	2,265	88	2009	Aug. 2014	20 - 35 yrs.
Industrial facility in Dundee, United Kingdom	1,869	384	2,305	—	(304)	341	2,044	2,385	127	2008	Aug. 2014	22 yrs.
Industrial facility in Dunfermline, United Kingdom	1,060	294	808	—	(125)	261	716	977	62	1990	Aug. 2014	13 - 35 yrs.
Industrial facility in Invergordon, United Kingdom	554	261	549	—	(91)	232	487	719	31	2006	Aug. 2014	22 yrs.
Industrial facility in Livingston, United Kingdom	2,356	447	3,015	—	(392)	396	2,674	3,070	130	2008	Aug. 2014	29 yrs.
Industrial facility in Livingston, United Kingdom	2,650	—	3,360	—	(305)	—	3,055	3,055	167	1997	Sep. 2014	24 yrs.

                                    CPA®:18 – Global 2015 10-K – 116

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation(c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Warstein, Germany	11,999	281	15,671	—	(2,263)	242	13,447	13,689	440	2011	Sep. 2014	40 yrs.
Warehouse facility in Albany, GA	6,689	1,141	5,997	—	—	1,141	5,997	7,138	657	1977	Oct. 2014	14 yrs.
Office facility in Stavanger, Norway	40,587	8,276	80,476	—	(22,431)	6,232	60,089	66,321	1,790	2012	Oct. 2014	40 yrs.
Office facility in Eagan, MN	9,750	1,189	11,279	—	—	1,189	11,279	12,468	351	2013	Nov. 2014	40 yrs.
Office facility in Plymouth, MN	27,650	3,990	30,320	—	—	3,990	30,320	34,310	924	1982	Nov. 2014	40 yrs.
Industrial facility in Dallas, TX	1,679	512	1,283	2	—	512	1,285	1,797	71	1990	Nov. 2014	26 yrs.
Industrial facility in Dallas, TX	790	509	340	2	—	509	342	851	35	1990	Nov. 2014	20 yrs.
Industrial facility in Dallas, TX	281	128	204	2	—	128	206	334	15	1990	Nov. 2014	21 yrs.
Industrial facility in Dallas, TX	1,217	360	1,120	1	—	360	1,121	1,481	53	1990	Nov. 2014	29 yrs.
Industrial facility in Fort Worth, TX	1,232	809	671	1	—	809	672	1,481	47	2008	Nov. 2014	30 yrs.
Industrial facility in Dunfermline, United Kingdom	5,010	1,162	5,631	6	(364)	1,100	5,335	6,435	254	2000	Nov. 2014	23 - 31 yrs.
Industrial facility in Durham, United Kingdom	1,624	207	2,108	—	(124)	196	1,995	2,191	68	1998	Nov. 2014	35 yrs.
Industrial and warehouse facility in Byron Center, MI	7,720	625	1,005	9,515	—	625	10,520	11,145	110	2015	Nov. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	36,969	2,247	27,149	—	(6,414)	1,423	21,559	22,982	568	1960	Dec. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	—	2,246	27,135	—	(1,093)	2,495	25,793	28,288	678	1960	Dec. 2014	40 yrs.
Industrial facility in Edinburgh, United Kingdom	2,842	938	2,842	—	(202)	888	2,690	3,578	90	1985	Dec. 2014	35 yrs.
Hotel in Albion, Mauritius	26,129	4,047	54,927	243	(6,282)	3,621	49,314	52,935	1,657	2007	Dec. 2014	40 yrs.
Industrial facility in Aberdeen, United Kingdom	4,528	1,560	4,446	—	(57)	1,546	4,403	5,949	92	1990	Mar. 2015	40 yrs.
Warehouse facility in Freetown, MA	3,227	1,149	2,219	—	—	1,149	2,219	3,368	154	2002	Apr. 2015	28 yrs.
Office facility in Plano, TX	21,900	3,180	26,926	—	—	3,180	26,926	30,106	480	2001	Apr. 2015	40 yrs.
Warehouse facility in Plymouth, MN	10,500	2,537	9,731	865	—	2,537	10,596	13,133	226	1975	May 2015	32 yrs.
Retail facility in Oslo, Norway	56,685	61,607	34,183	—	(13,924)	52,650	29,216	81,866	783	1971	May 2015	30 yrs.
Office facility in Jacksonville, FL	10,650	1,688	10,082	—	—	1,688	10,082	11,770	138	2001	Jul. 2015	40 yrs.
Office facility in Utrecht, Netherlands	29,640	5,645	29,896	—	(375)	5,585	29,581	35,166	316	1987	Jul. 2015	40 yrs.
Office facility in Warrenville, IL	22,620	2,222	25,449	—	—	2,222	25,449	27,671	229	2001	Sep. 2015	40 yrs.
Office facility in Coralville, IA	34,636	1,937	31,093	3,885	—	1,937	34,978	36,915	188	2015	Oct. 2015	40 yrs.
Industrial facility in Michalovce, Slovakia	—	1,055	10,808	—	(360)	1,023	10,480	11,503	67	2006	Oct. 2015	40 yrs.
Hotel in Stuttgart, Germany	—	—	25,717	—	—	—	25,717	25,717	—	1965	Dec. 2015	35 yrs.
	$697,190	$191,610	$871,070	$37,937	$(114,043)	$173,094	$813,480	$986,574	$31,467

                                    CPA®:18 – Global 2015 10-K – 117

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facility in Columbus, GA	$2,803	$488	$2,947	$—	$1,359	$4,794	1965	Apr. 2014
Industrial facility in Houston, TX	1,237	—	1,573	—	67	1,640	1973	May 2014
Warehouse facility in Chicago, IL	5,993	—	8,564	—	501	9,065	1942	May 2014
Office facility in Cardiff, United Kingdom	—	263	13,046	—	(626)	12,683	1960s	Jun. 2015
Industrial facility in Menomonee Falls, WI	—	1,680	22,104	—	—	23,784	1974	Dec. 2015
	$10,033	$2,431	$48,234	$—	$1,301	$51,966

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Operating Real Estate – Multi-Family Facilities
Tucker, GA	$14,140	$4,288	$15,201	$237	$410	$—	$4,288	$15,352	$496	$20,136	$601	2002	Oct. 2014	40 yrs.
Atlanta, GA	15,330	4,513	16,404	780	620	—	4,513	16,606	1,198	22,317	797	1990	Oct. 2014	38 yrs.
Fort Myers, FL	19,040	6,203	19,688	614	577	—	6,203	20,243	636	27,082	802	1988	Jan. 2015	34 yrs.
Durham, NC	24,045	6,697	25,824	935	931	—	6,697	25,996	1,694	34,387	886	1987	Jan. 2015	37 yrs.
San Antonio, TX	29,750	3,788	36,333	588	266	—	3,788	36,599	588	40,975	591	2007	Jun. 2015	40 yrs.
Fort Walton Beach, FL	18,200	3,037	20,975	598	419	—	3,037	21,163	829	25,029	305	1990	Jul. 2015	40 yrs.

Operating Real Estate – Self-Storage Facilities
Kissimmee, FL	7,000	3,306	7,190	—	7	—	3,306	7,197	—	10,503	410	2005	Jan. 2014	38 yrs.
St. Petersburg, FL	7,500	3,258	7,128	—	15	—	3,258	7,143	—	10,401	379	2007	Jan. 2014	40 yrs.
Corpus Christi, TX	2,725	340	3,428	—	17	—	340	3,430	15	3,785	206	1998	Jul. 2014	28 yrs.
Kailua-Kona, HI	3,770	1,356	3,699	—	48	—	1,356	3,746	1	5,103	183	1991	Jul. 2014	32 yrs.
Miami, FL	3,034	1,915	1,894	—	35	—	1,915	1,922	7	3,844	93	1986	Aug. 2014	33 yrs.
Palm Desert, CA	6,890	669	8,899	—	19	—	669	8,911	7	9,587	332	2006	Aug. 2014	40 yrs.
Columbia, SC	3,056	1,065	2,742	—	132	—	1,065	2,874	—	3,939	151	1988	Sep. 2014	27 - 30 yrs.
Kailua-Kona, HI	3,525	2,263	2,704	—	2	—	2,263	2,704	2	4,969	121	2004	Oct. 2014	32 yrs.
Pompano Beach, FL	3,029	700	3,436	—	415	—	700	3,828	23	4,551	165	1992	Oct. 2014	28 yrs.
Jensen Beach, FL	5,590	1,596	5,963	—	—	—	1,596	5,963	—	7,559	211	1989	Nov. 2014	37 yrs.
Dickinson, TX	6,435	1,680	7,165	—	66	—	1,680	7,218	13	8,911	260	2001	Dec. 2014	35 yrs.
Humble, TX	5,038	341	6,582	—	9	—	341	6,582	9	6,932	197	2009	Dec. 2014	39 yrs.
Temecula, CA	6,500	449	8,574	—	—	(9)	449	8,565	—	9,014	261	2006	Dec. 2014	37 yrs.
Cumming, GA	2,860	300	3,531	—	—	—	300	3,531	—	3,831	161	1994	Dec. 2014	27 yrs.

                                    CPA®:18 – Global 2015 10-K – 118

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Naples, FL	10,725	3,073	10,677	—	1,006	—	3,073	11,638	45	14,756	390	1974	Jan. 2015	31 yrs.
Valrico, FL	6,013	695	7,558	—	—	—	695	7,558	—	8,253	189	2009	Jan. 2015	40 yrs.
Tallahassee, FL	4,924	1,796	4,782	—	24	—	1,796	4,782	24	6,602	140	1999	Feb. 2015	24 yrs.
Sebastian, FL	1,950	474	2,031	—	33	—	474	2,063	1	2,538	107	1986	Feb. 2015	20 yrs.
Lady Lake, FL	3,949	522	4,809	—	122	—	522	4,931	—	5,453	113	2010	Feb. 2015	40 yrs.
Panama City Beach, FL	2,623	706	2,864	—	3	—	706	2,864	3	3,573	83	1997	Mar. 2015	36 yrs.
Hesperia, CA	3,725	779	5,504	—	41	—	779	5,528	17	6,324	189	2004	Apr. 2015	27 yrs.
Hesperia, CA	400	335	1,999	—	20	—	335	2,019	—	2,354	71	2007	Apr. 2015	28 yrs.
Hesperia, CA	2,075	384	3,042	—	55	—	384	3,071	26	3,481	139	1985	Apr. 2015	20 yrs.
Highland, CA	2,575	1,056	3,366	—	11	—	1,056	3,377	—	4,433	87	2003	Apr. 2015	36 yrs.
Lancaster, CA	2,000	217	4,355	—	48	—	217	4,389	14	4,620	118	1989	Apr. 2015	31 yrs.
Rialto, CA	2,375	1,905	3,642	—	14	—	1,905	3,648	8	5,561	107	2007	Apr. 2015	30 yrs.
Thousand Palms, CA	3,250	1,115	5,802	—	86	—	1,115	5,865	23	7,003	167	2007	Apr. 2015	31 yrs.
Louisville, KY	6,607	2,973	6,056	—	57	—	2,973	6,108	5	9,086	167	1998	Apr. 2015	32 yrs.
Lilburn, GA	2,340	1,499	1,658	—	61	—	1,499	1,686	33	3,218	97	1998	Apr. 2015	18 yrs.
Stockbridge GA	1,625	170	1,997	—	37	—	170	2,012	22	2,204	71	2003	Apr. 2015	34 yrs.
Crystal Lake, IL	2,633	811	2,723	—	—	—	811	2,723	—	3,534	91	1977	May 2015	24 yrs.
Las Vegas, NV	6,370	450	8,382	—	—	—	450	8,382	—	8,832	151	1996	May 2015	38 yrs.
Panama City Beach, FL	6,175	347	8,233	5	—	—	347	8,233	5	8,585	131	2008	May 2015	40 yrs.
Sarasota, FL	5,200	835	6,193	—	32	—	835	6,222	3	7,060	98	2003	Jun. 2015	40 yrs.
Sarasota, FL	3,803	465	4,576	—	56	—	465	4,632	—	5,097	70	2001	Jun. 2015	39 yrs.
St. Peters, MO	2,308	199	2,888	—	14	—	199	2,900	2	3,101	50	1991	Jun. 2015	35 yrs.
Leesburg, FL	2,405	731	2,480	—	—	—	731	2,480	—	3,211	63	1988	Jul. 2015	23 yrs.
Palm Bay, FL	7,150	2,179	7,367	—	7	—	2,179	7,374	—	9,553	119	2000	Jul. 2015	34 yrs.
Houston, TX	4,615	1,067	4,965	—	170	—	1,067	5,134	1	6,202	86	1971	Aug. 2015	27 yrs.
Ithaca, NY	2,295	454	2,211	—	—	—	454	2,211	—	2,665	27	1988	Sep. 2015	26 yrs.
Las Vegas, NV	2,340	783	2,417	—	1	—	783	2,417	1	3,201	50	1984	Sep. 2015	14 yrs.
Las Vegas, NV	2,210	664	2,762	1	—	—	664	2,762	1	3,427	46	1987	Sep. 2015	17 yrs.
Hudson, FL	3,250	364	4,188	—	—	—	364	4,188	—	4,552	31	2008	Sep. 2015	40 yrs.
Kissimmee, FL	5,600	407	8,027	—	—	—	407	8,027	—	8,434	49	2015	Oct. 2015	40 yrs.
El Paso, TX	—	1,275	3,339	—	—	—	1,275	3,339	—	4,614	26	1983	Oct. 2015	35 yrs.
                                    CPA®:18 – Global 2015 10-K – 119

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
El Paso, TX	—	921	2,764	—	—	—	921	2,764	—	3,685	23	1980	Oct. 2015	35 yrs.
El Paso, TX	—	594	4,154	—	—	—	594	4,154	—	4,748	30	1980	Oct. 2015	35 yrs.
El Paso, TX	—	594	3,868	—	—	—	594	3,868	—	4,462	30	1986	Oct. 2015	35 yrs.
El Paso, TX	—	337	2,024	—	—	—	337	2,024	—	2,361	15	1985	Oct. 2015	35 yrs.
El Paso, TX	—	782	3,825	—	—	—	782	3,825	—	4,607	36	1980	Oct. 2015	35 yrs.
Fernandina Beach, FL	—	1,785	7,133	—	—	—	1,785	7,133	—	8,918	52	1986	Oct. 2015	25 yrs.
Kissimmee, FL	—	1,371	3,020	3	—	—	1,371	3,020	3	4,394	29	1981	Oct. 2015	24 yrs.
Houston, TX	—	817	3,438	—	2	—	817	3,438	2	4,257	23	1998	Oct. 2015	30 yrs.
Houston, TX	—	708	3,778	—	—	—	708	3,778	—	4,486	23	2001	Nov. 2015	30 yrs.
Greensboro, NC	—	716	4,108	—	—	—	716	4,108	—	4,824	17	1953	Dec. 2015	20 yrs.
Portland, OR	—	897	8,831	—	—	—	897	8,831	—	9,728	14	2000	Dec. 2015	40 yrs.
	$300,967	$86,016	$395,196	$3,761	$5,888	$(9)	$86,016	$399,079	$5,757	$490,852	$10,727
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

                                    CPA®:18 – Global 2015 10-K – 120

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$743,735	$150,424	$—
Additions	291,431	618,248	150,403
Improvements	2,327	1,551	—
Dispositions	(834)	—	—
Foreign currency translation adjustment	(67,273)	(44,990)	21
Reclassification from real estate under construction	17,188	18,502	—
Ending balance	$986,574	$743,735	$150,424

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$10,875	$824	$—
Depreciation expense	21,617	10,543	824
Foreign currency translation adjustment	(1,025)	(492)	—
Ending balance	$31,467	$10,875	$824

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$133,596	$—	$—
Additions	351,364	133,596	—
Improvements	5,892	—	—
Ending balance	$490,852	$133,596	$—

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$939	$—	$—
Depreciation expense	9,788	939	—
Ending balance	$10,727	$939	$—

At December 31, 2015, the aggregate cost of real estate we and our consolidated subsidiaries own for federal income tax purposes was $1.8 billion.

                                    CPA®:18 – Global 2015 10-K – 121

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2015
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Financing agreement — Cipriani	10.0%	Jul. 2024	$28,400	$28,000

                                    CPA®:18 – Global 2015 10-K – 122

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2015	2014	2013
Balance	$28,000	$—	$—
Additions	—	28,000	—
Ending balance	$28,000	$28,000	$—

                                    CPA®:18 – Global 2015 10-K – 123

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2015 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

                                    CPA®:18 – Global 2015 10-K – 124

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

                                    CPA®:18 – Global 2015 10-K – 125

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-A filed on June 11, 2013

3.3	Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on November 21, 2012

4.1	Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-A filed on June 11, 2013

10.1	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on June 20, 2013

10.2	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey’s Annual Report on Form 10-K filed on March 2, 2015

10.3	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA®:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed on March 27, 2015

10.4	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 15, 2015

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

                                    CPA®:18 – Global 2015 10-K – 126

Exhibit No.	Description	Method of Filing

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith

                                    CPA®:18 – Global 2015 10-K – 127

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated

Date:	March 14, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. DeCesaris	Chief Executive Officer	March 14, 2016
Mark J. DeCesaris	(Principal Executive Officer)

/s/ Hisham A. Kader	Chief Financial Officer	March 14, 2016
Hisham A. Kader	(Principal Financial Officer)

/s/ ToniAnn Sanzone	Chief Accounting Officer	March 14, 2016
ToniAnn Sanzone	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	March 14, 2016
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 14, 2016
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 14, 2016
Richard J. Pinola

/s/ James D. Price	Director	March 14, 2016
James D. Price

                                    CPA®:18 – Global 2015 10-K – 128

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-A filed on June 11, 2013

3.3	Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on November 21, 2012

4.1	Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-A filed on June 11, 2013

10.1	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on June 20, 2013

10.2	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey’s Annual Report on Form 10-K filed on March 2, 2015

10.3	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA®:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed on March 27, 2015

10.4	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 15, 2015

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith