Form 10-Q
period 2016-03-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2016-05-09
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Registrant has 105,334,442 shares of Class A common stock, $0.001 par value, and 29,985,253 shares of Class C common stock, $0.001 par value, outstanding at April 29, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016, or the 2015 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA®:18 – Global 3/31/2016 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Investments in real estate:
Real estate, at cost (inclusive of $385,527 and $372,188, respectively, attributable to variable interest entities, or VIEs)	$1,014,254	$986,574
Operating real estate, at cost	512,739	490,852
Accumulated depreciation (inclusive of $14,661 and $12,139, respectively, attributable to VIEs)	(53,123)	(42,194)
Net investments in properties	1,473,870	1,435,232
Real estate under construction (inclusive of $150,729 and $119,115, respectively, attributable to VIEs)	173,760	131,930
Net investment in direct financing leases (inclusive of $12,318 and $12,684, respectively, attributable to VIEs)	51,724	51,966
Note receivable	28,000	28,000
Net investments in real estate	1,727,354	1,647,128
Cash and cash equivalents (inclusive of $20,850 and $18,356, respectively, attributable to VIEs)	135,427	117,453
In-place lease intangible assets, net (inclusive of $74,094 and $73,487, respectively, attributable to VIEs)	208,958	212,420
Other intangible assets, net (inclusive of $23,161 and $22,316, respectively, attributable to VIEs)	32,265	31,421
Goodwill	24,794	23,389
Other assets, net (inclusive of $61,605 and $65,503, respectively, attributable to VIEs)	98,317	102,872
Total assets	$2,227,115	$2,134,683
Liabilities and Equity
Liabilities:
Non-recourse debt, net (inclusive of $200,371 and $196,436, respectively, attributable to VIEs)	$935,214	$865,327
Bonds payable, net (inclusive of $60,022 and $56,259, respectively, attributable to VIEs)	143,070	133,886
Deferred income taxes (inclusive of $22,797 and $21,577, respectively, attributable to VIEs)	49,947	47,313
Accounts payable, accrued expenses and other liabilities (inclusive of $34,590 and $29,163, respectively, attributable to VIEs)	84,268	71,397
Due to affiliate	41,441	43,974
Distributions payable	20,251	20,078
Total liabilities	1,274,191	1,181,975
Commitments and contingencies (Note 11)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 104,197,245 and 103,214,083 shares, respectively, issued and outstanding	104	103
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 29,658,612 and 29,536,899 shares, respectively, issued and outstanding	30	30
Additional paid-in capital	1,189,896	1,178,990
Distributions and accumulated losses	(270,443)	(247,995)
Accumulated other comprehensive loss	(40,267)	(50,316)
Total CPA®:18 – Global stockholders’ equity	879,320	880,812
Noncontrolling interests	73,604	71,896
Total equity	952,924	952,708
Total liabilities and equity	$2,227,115	$2,134,683

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 3/31/2016 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Lease revenues:
Rental income	$23,293	$17,089
Interest income from direct financing leases	1,171	1,019
Total lease revenues	24,464	18,108
Other real estate income	15,637	6,133
Other operating income	2,987	2,231
Other interest income	710	700
	43,798	27,172
Operating Expenses
Depreciation and amortization	20,503	12,119
Other real estate expenses	6,790	2,593
Property expenses (inclusive of $2,409 and $1,417, respectively, to a related party)	6,259	3,917
General and administrative (inclusive of $869 and $658, respectively, to a related party)	2,036	1,884
Acquisition expenses (inclusive of $1,162 and $5,462, respectively, to a related party)	1,895	6,600
	37,483	27,113
Other Income and Expenses
Interest expense (inclusive of $240 and $77, respectively, to a related party)	(10,360)	(8,086)
Other income and (expenses)	3,985	(2,498)
	(6,375)	(10,584)
Loss before income taxes and loss on sale of real estate	(60)	(10,525)
Provision for income taxes	(333)	(327)
Loss before loss on sale of real estate	(393)	(10,852)
Loss on sale of real estate, net of tax	(63)	—
Net Loss	(456)	(10,852)
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,277 and $894, respectively)	(1,741)	(1,361)
Net Loss Attributable to CPA®:18 – Global	$(2,197)	$(12,213)

Class A Common Stock
Net loss attributable to CPA®:18 – Global	$(1,606)	$(9,582)
Basic and diluted weighted-average shares outstanding	103,972,011	100,642,226
Basic and diluted loss per share	$(0.02)	$(0.10)
Distributions Declared Per Share	$0.1563	$0.1562

Class C Common Stock
Net loss attributable to CPA®:18 – Global	$(591)	$(2,631)
Basic and diluted weighted-average shares outstanding	29,757,726	22,381,181
Basic and diluted loss per share	$(0.02)	$(0.12)
Distributions Declared Per Share	$0.1337	$0.1329

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 3/31/2016 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net Loss	$(456)	$(10,852)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	16,564	(33,629)
Change in net unrealized (loss) gain on derivative instruments	(3,845)	2,026
	12,719	(31,603)
Comprehensive Income (Loss)	12,263	(42,455)

Amounts Attributable to Noncontrolling Interests
Net income	(1,741)	(1,361)
Foreign currency translation adjustments	(2,670)	6,068
Comprehensive (income) loss attributable to noncontrolling interests	(4,411)	4,707
Comprehensive Income (Loss) Attributable to CPA®:18 – Global	$7,852	$(37,748)

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 3/31/2016 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2016 and 2015
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2016	103,214,083	$103	29,536,899	$30	$1,178,990	$(247,995)	$(50,316)	$880,812	$71,896	$952,708
Shares issued, net of offering costs	816,289	1	272,546	—	10,710			10,711		10,711
Shares issued to affiliate	282,339	—	—	—	2,401			2,401		2,401
Contributions from noncontrolling interests								—	18	18
Distributions to noncontrolling interests								—	(2,721)	(2,721)
Distributions declared ($0.1563 and $0.1337 per share to Class A and Class C, respectively)						(20,251)		(20,251)		(20,251)
Net loss						(2,197)		(2,197)	1,741	(456)
Other comprehensive income:
Foreign currency translation adjustments							13,894	13,894	2,670	16,564
Change in net unrealized loss on derivative instruments							(3,845)	(3,845)		(3,845)
Repurchase of shares	(115,466)		(150,833)		(2,205)			(2,205)		(2,205)
Balance at March 31, 2016	104,197,245	$104	29,658,612	$30	$1,189,896	$(270,443)	$(40,267)	$879,320	$73,604	$952,924

Balance at January 1, 2015	99,924,009	$100	18,026,013	$18	$1,055,342	$(111,878)	$(20,941)	$922,641	$77,587	$1,000,228
Shares issued, net of offering costs	833,103	1	10,641,183	11	103,027			103,039		103,039
Shares issued to affiliate	130,761				1,307			1,307		1,307
Contributions from noncontrolling interests								—	646	646
Distributions to noncontrolling interests								—	(2,759)	(2,759)
Distributions declared ($0.1562 and $0.1329 per share to Class A and Class C, respectively)						(18,666)		(18,666)		(18,666)
Net loss						(12,213)		(12,213)	1,361	(10,852)
Other comprehensive loss:
Foreign currency translation adjustments							(27,561)	(27,561)	(6,068)	(33,629)
Change in net unrealized gain on derivative instruments							2,026	2,026		2,026
Repurchase of shares	(174,265)		(4,756)		(1,702)			(1,702)		(1,702)
Balance at March 31, 2015	100,713,608	$101	28,662,440	$29	$1,157,974	$(142,757)	$(46,476)	$968,871	$70,767	$1,039,638

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 3/31/2016 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$18,556	$12,671
Cash Flows — Investing Activities
Acquisitions of real estate, net of cash acquired	(26,072)	(145,790)
Funding and advances for build-to-suit projects	(24,764)	(2,171)
Distributions received from equity investments in excess of equity income	2,168	—
Payment of deferred acquisition fees to an affiliate	(2,016)	(1,069)
Value added taxes paid in connection with acquisition of real estate	(1,822)	(2,564)
Capital expenditures on real estate	(1,461)	(1,056)
Value added taxes refunded in connection with acquisition of real estate	579	—
Change in investing restricted cash	79	7,884
Capital contributions to equity investment	(57)	—
Proceeds from sale of real estate	40	—
Other investing activity, net	—	(7)
Net Cash Used in Investing Activities	(53,326)	(144,773)
Cash Flows — Financing Activities
Proceeds from mortgage financing	63,000	185,616
Distributions paid	(20,078)	(17,631)
Proceeds from issuance of shares, net of issuance costs	10,042	102,997
Change in financing restricted cash	4,179	7
Distributions to noncontrolling interests	(2,721)	(2,759)
Repurchase of shares	(2,205)	(1,702)
Scheduled payments and prepayments of mortgage principal	(733)	(18,295)
Payment of deferred financing costs and mortgage deposits	(155)	(1,614)
Contributions from noncontrolling interests	18	646
Net Cash Provided by Financing Activities	51,347	247,265
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	1,397	(5,617)
Net increase in cash and cash equivalents	17,974	109,546
Cash and cash equivalents, beginning of period	117,453	429,548
Cash and cash equivalents, end of period	$135,427	$539,094

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 3/31/2016 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA®:18 Limited Partnership, or the Operating Partnership, and at March 31, 2016 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At March 31, 2016, our portfolio was comprised of full or partial ownership interests in 59 properties, the majority of which were fully-occupied and triple-net leased to 99 tenants totaling 9.5 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 61 self-storage properties and eight multi-family properties totaling 6.1 million square feet.

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

Note 2. Revisions of Previously-Issued Financial Statements

During the second quarter of 2015, we identified errors in the interim consolidated financial statements for the three months ended March 31, 2015 related to the classification of certain activities within the statement of cash flows and an error related to the capitalization of financing costs associated with the refinancing of a mortgage loan. We evaluated the impact of these errors on the previously-issued financial statements and concluded that these errors were not material to our consolidated financial statements as of and for the three months ended March 31, 2015. As such, we have revised our consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2015. The revisions described below had no effect on our cash balances or liquidity as of March 31, 2015.

CPA®:18 – Global 3/31/2016 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Errors Associated with Cash Flow Classification

We revised errors in our condensed consolidated statement of cash flows for the three months ended March 31, 2015 as follows (in thousands):

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
___________

(a)
These items relate to an error in the classification of cash flows for an acquisition of real estate, whereby Net cash provided by operating activities was overstated by $1.0 million, Net cash used in investing activities was overstated by $0.5 million, and the Effect of exchange rate changes on cash and cash equivalents should have been increased by $0.5 million.

(b)
These items relate to an error in the classification of cash flows related to the settlement of proceeds from the sale of our common stock and an error in the classification of cash flows for offering costs, whereby Net cash provided by operating activities was understated by $1.9 million and Net cash provided by financing activities was overstated by the same amount.

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

Error Associated with Financing Costs
In addition to the classification errors described above, we identified an error related to the capitalization of financing costs associated with the refinancing of a mortgage loan, which should have been recorded as Interest expense within our consolidated statement of operations for the three months ended March 31, 2015. We have revised our consolidated statement of operations, which increased Interest expense, Loss before income taxes, Net loss, and Net loss attributable to CPA®:18 – Global by $0.9 million and Net loss per share for Class A and Class C common stock by $0.01. This also resulted in a corresponding decrease of $0.9 million to Other assets, Total assets, Distributions and accumulated losses, and Total equity within the consolidated balance sheet and, where applicable, within the consolidated statement of equity. In addition, the amounts for Net loss, Comprehensive loss and Comprehensive loss attributable to CPA®:18 – Global on the consolidated statement of comprehensive loss for the three months ended March 31, 2015 increased by $0.9 million.

CPA®:18 – Global 3/31/2016 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Revision of Share Repurchases
During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common shares repurchased and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in our consolidated financial statements. We evaluated the impact of this correction on previously-issued financial statements and concluded they were not materially misstated. In order to conform previous financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The correction eliminates Treasury stock of $3.2 million as of March 31, 2015 and results in corresponding reductions of Common stock and Additional paid-in capital, but has no impact on total equity within the consolidated balance sheets as of March 31, 2015 and consolidated statements of equity for the three months ended March 31, 2015. The accompanying consolidated statement of equity for the three months ended March 31, 2015 has been revised accordingly. In addition, we will revise the consolidated statements of changes in equity for the periods ended June 30, 2015 and September 30, 2015, as those financial statements are presented in future filings. The misclassification had no impact on the previously-reported consolidated statements of operations, consolidated statements of comprehensive income (loss), or condensed consolidated statements of cash flows.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, which are included in the 2015 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest

CPA®:18 – Global 3/31/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As part of this assessment, we determined that eight entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosures. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures within the consolidated balance sheets. There were no other changes to our consolidated balance sheets or results of operations for the periods presented. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

As of March 31, 2016 and December 31, 2015, we had one unconsolidated VIE, which we do not consolidate because we are not the primary beneficiary and the nature of our involvement in the activities of the entities do not give us power over decisions that significantly affect the economic performance of the entities. We account for this investment under the equity method. As of March 31, 2016 and December 31, 2015, the net carrying amount of our equity investment was $11.1 million and $12.6 million, respectively, and our maximum exposure to loss in these entities is limited to our investment.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

On January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) as described in the Recent Accounting Pronouncements section below. ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, we reclassified $9.0 million of deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Refer to the discussion in the Basis of Consolidation section above.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We adopted ASU 2015-03 on January 1, 2016 and have disclosed the reclassification of our debt issuance costs in the Reclassifications section above.

CPA®:18 – Global 3/31/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015. The adoption and implementation of the standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in counterparty to a derivative contract in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. We elected to early adopt ASU 2-16-05 on January 1, 2016 on a prospective basis and there was no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). ASU 2016-07 simplifies the transition to the equity method of accounting. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead the equity method of accounting will be applied prospectively from the date significant influence is obtained. The new standard should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt this standard as of January 1, 2016. The adoption of this standard had no impact on our consolidated financial statements.

CPA®:18 – Global 3/31/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans; day-to-day management; and the performance of certain administrative duties. We also reimburse our Advisor for general and administrative duties performed on our behalf. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

The following tables present a summary of fees we capitalized, expenses we reimbursed, and distributions we made to our Advisor and other affiliates, which excludes the fees that impact equity as further disclosed below the tables, in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended March 31,
	2016	2015
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,409	$1,417
Available Cash Distributions	1,277	894
Acquisition expenses	1,162	5,462
Personnel and overhead reimbursements	869	158
Interest expense on deferred acquisition fees and accretion of interest on annual distribution and shareholder servicing fee	240	77
Annual distribution and shareholder servicing fee (a)	—	500
	$5,957	$8,508

Acquisition Fees Capitalized
Current acquisition fees	$1,369	$3,466
Deferred acquisition fees	1,095	2,773
Capitalized personnel and overhead reimbursements	175	—
	$2,639	$6,239
___________

(a)
For the three months ended March 31, 2016, we paid $0.7 million related to the annual distribution and shareholder servicing fee, which, beginning in the fourth quarter of 2015, is accounted for as a reduction in our shareholder servicing fee liability.

CPA®:18 – Global 3/31/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to affiliate in the consolidated financial statements (in thousands):

	March 31, 2016	December 31, 2015
Due to Affiliate
Deferred acquisition fees, including interest	$23,121	$26,747
Shareholder servicing fee liability	8,855	9,394
Current acquisition fees	5,901	3,148
Accounts payable and other	2,743	3,872
Asset management fees payable	821	813
	$41,441	$43,974

Organization and Offering Costs

Pursuant to the advisory agreement, we were liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial LLC, or Carey Financial, our dealer manager and an affiliate of our Advisor (who may then reimburse selected dealers) for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. Total underwriting compensation paid in connection with our offering, including selling commissions and the dealer manager fee, and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc., the regulator for broker-dealers like Carey Financial, which limit underwriting compensation to 10% of gross offering proceeds. Our Advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceeded, in the aggregate, 1.5% of the gross proceeds from our initial public offering. From inception and through March 31, 2016, our Advisor incurred organization and offering costs of $8.7 million on our behalf, all of which we were obligated to pay because such costs did not exceed 1.5% of the gross proceeds from our initial public offering. As a result, we have fully repaid our Advisor for such costs, which we have charged to stockholders’ equity in our consolidated financial statements.

Loans from WPC

In January 2013, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC was able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by our Advisor’s investment committee that we would not otherwise have had sufficient available funds to complete. All loans were made solely at the discretion of WPC’s management. This line of credit with WPC was terminated in January 2016. We did not borrow any funds from WPC during the three months ended March 31, 2016 or 2015, nor did we have any amounts outstanding at March 31, 2016 or December 31, 2015.

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. We amended the advisory agreement for 2015, so that the asset management fees are payable in cash or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was published in March 2016 and estimated to be $7.90 for Class A common stock as of December 31, 2015 (before our NAV was published, as was the case at December 31, 2015, we used the offering price of our Class A shares of $10.00 per share). For both the three months ended March 31, 2016 and 2015, our Advisor received its asset management fees in shares of our Class A common stock. At March 31, 2016, our Advisor owned 1,258,115 shares, or 0.9%, of our Class A common stock outstanding. Asset management fees are included in Property expenses in the consolidated financial statements.

CPA®:18 – Global 3/31/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Selling Commissions and Dealer Manager Fees

Pursuant to our dealer manager agreement, Carey Financial received a selling commission in connection with our initial public offering of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively. Our initial public offering closed on April 2, 2015. These amounts were recorded in Additional paid-in capital in the consolidated financial statements. We recorded selling commissions and dealer manager fees of $107.9 million on a cumulative basis through March 31, 2016.

Annual Distribution and Shareholder Servicing Fee

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class C common stock, which it may re-allow to selected dealers. The amount of the annual distribution and shareholder servicing fee was initially 1.0% of the offering price per share of our Class C common stock, but is now 1.0% of the most recently published NAV of our Class C common stock, which was published in March 2016. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the annual distribution and shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, reaches 10.0% of the gross proceeds from our initial public offering, which it has not yet reached. At March 31, 2016 and December 31, 2015, we had a liability of $8.9 million and $9.4 million, respectively, within Due to affiliates to reflect the present value of the estimated future payments that we expect to pay Carey Financial.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily-marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the cumulative periods ended March 31, 2016 and December 31, 2015. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements. The total acquisition fees to be paid (initial and subordinated, and including interest thereon) may not exceed 6.0% of the aggregate contract purchase price of all investments and loans.

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

CPA®:18 – Global 3/31/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as acquisitions and dispositions. Under the advisory agreement currently in place, the amount of applicable personnel costs allocated to us is capped at 2.4% for 2015 and 2.2% for 2016 of pro rata lease revenues for each year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

Excess Operating Expenses

Our Advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the “2%/25% guidelines” (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any 12-month period, subject to certain conditions. For the most recent four trailing quarters, our operating expenses were below this threshold.

Available Cash Distributions

CPA®:18 Holdings’ interest in the Operating Partnership entitles it to receive distributions of 10.0% of the available cash generated by the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Available Cash Distributions are included in Net income attributable to noncontrolling interests in the consolidated financial statements.

Jointly-Owned Investments and Other Transactions with our Affiliate

At March 31, 2016, we owned interests in four jointly-owned investments ranging from 50% to 80%, with the remaining interests held by our affiliate CPA®:17 – Global. We consolidate all of these joint ventures because we are either the majority equity holder and/or we control the significant activities of the ventures. Additionally, no other parties hold any rights that overcome our control. We account for CPA®:17 – Global’s share of these investments as noncontrolling interests.

Note 5. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Land	$178,287	$173,094
Buildings	835,967	813,480
Less: Accumulated depreciation	(38,632)	(31,467)
	$975,622	$955,107

The carrying value of our Real estate increased by $26.0 million from December 31, 2015 to March 31, 2016, due to the weakening of the U.S. dollar relative to foreign currencies during the same period.

CPA®:18 – Global 3/31/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Operating Real Estate

Operating real estate, which consists of our self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Land	$90,625	$86,016
Buildings	422,114	404,836
Less: Accumulated depreciation	(14,491)	(10,727)
	$498,248	$480,125

Acquisitions of Real Estate and Operating Real Estate During 2016

Asset Acquisitions

On February 19, 2016, we invested in a build-to-suit joint venture with a third party for a university complex development site located in Accra, Ghana for $6.5 million, which includes capitalized acquisition costs of $2.6 million. Upon completion of this project, which is estimated to be in 2018, our total investment is expected to be approximately $65.7 million. We deemed this investment to be a VIE since the joint venture does not have sufficient equity at risk. Additionally, we consolidate the entity since we currently wholly own the joint venture. See Real Estate Under Construction below for more details.

In connection with the above project, the joint venture has obtained third-party financing in an amount up to $41.0 million with an interest rate based on the U.S. treasury rate plus 300 basis points. As of March 31, 2016, we had no amount outstanding under the financing arrangement. In addition, the joint venture has procured a policy of political risk insurance on its equity investment, which is subject to coverage-specific limits and other conditions.

Business Combinations — Self-Storage Properties

During the three months ended March 31, 2016, we acquired the following three self-storage investments, for a total of $22.7 million:

•	$11.0 million for a facility in Gilroy, California on February 17, 2016;

•	$5.6 million for a facility in Avondale, Louisiana on January 14, 2016; and

•	$6.1 million for a facility in Kissimmee, Florida on January 14, 2016.

In connection with these self-storage property transactions, we incurred acquisition expenses totaling $1.8 million, which are included in Acquisition expenses in the consolidated financial statements. During the three months ended March 31, 2016, we obtained mortgage loans totaling $63.0 million, of which $59.6 million related to investments acquired during 2015 and $3.4 million related to investments acquired during the current year (Note 10).

CPA®:18 – Global 3/31/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Summary of Assets Acquired and Liabilities Assumed

The following tables present a summary of assets acquired and liabilities assumed in our business combinations at the date of acquisition, and revenues and earnings thereon since their respective dates of acquisition through March 31, 2016 (in thousands):

Self-Storage Properties (a)
Cash consideration	$22,688
Assets acquired at fair value:
Land	$4,606
Buildings	15,994
In-place lease intangible assets	2,202
Other assets acquired	6
22,808
Liabilities assumed at fair value:
Other liabilities assumed	(120)
(120)
Total identifiable net assets	$22,688

Self-Storage Properties
Respective Acquisition Dates through March 31, 2016
Revenues	$328

Net loss	$(1,998)
Net loss attributable to CPA®:18 – Global	$(1,998)
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

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Three Months Ended March 31, 2016
Beginning balance	$131,930
Capitalized funds	37,996
Foreign currency translation adjustments	3,727
Capitalized interest	1,250
Placed into service	(1,143)
Ending balance	$173,760

Capitalized Funds — During the three months ended March 31, 2016, total capitalized funds primarily related to our build-to-suit projects, which were comprised primarily of initial funding of $6.5 million and construction draws of $31.5 million, which includes $4.7 million of draws related to the university complex development site in Accra, Ghana that we acquired on February 19, 2016 and $5.7 million related to other accrued development costs.

CPA®:18 – Global 3/31/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Placed into Service — During the three months ended March 31, 2016, we placed into service $1.1 million related to one of our build-to-suit expansion projects.

Ending Balance — At both March 31, 2016 and December 31, 2015, we had nine open build-to-suit projects with aggregate unfunded commitments totaling approximately $215.2 million and $181.8 million, respectively, which included $14.8 million and $17.4 million, respectively, related to our equity investment. At March 31, 2016 and December 31, 2015, the aggregate unfunded commitments related to our VIEs totaled $193.7 million and $156.9 million, respectively.

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

Net Investments in Direct Financing Leases

Interest income from direct financing leases was $1.2 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both March 31, 2016 and December 31, 2015, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the three months ended March 31, 2016 or the year ended December 31, 2015. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the first quarter of 2016.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
1	1	1	$12,318	$12,684
2	1	1	9,087	9,065
3	4	4	58,319	58,217
4	—	—	—	—
5	—	—	—	—
	0		$79,724	$79,966

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties (Note 5) during the three months ended March 31, 2016, we have recorded In-place lease intangibles of $2.2 million that are being amortized over a period of approximately two years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Below-market ground lease intangibles and above-market rent intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CPA®:18 – Global 3/31/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of our goodwill, which is included in our Net Lease reporting unit (in thousands):

Three Months Ended March 31, 2016
Balance at January 1, 2016	$23,389
Foreign currency translation	1,405
Balance at March 31, 2016	$24,794

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$263,123	$(54,165)	$208,958	$255,510	$(43,090)	$212,420
Below-market ground lease	21,842	(445)	21,397	20,894	(325)	20,569
Above-market rent	12,509	(1,641)	10,868	12,174	(1,322)	10,852
	297,474	(56,251)	241,223	288,578	(44,737)	243,841
Unamortizable Intangible Assets
Goodwill	24,794	—	24,794	23,389	—	23,389
Total intangible assets	$322,268	$(56,251)	$266,017	$311,967	$(44,737)	$267,230

Amortizable Intangible Liabilities
Below-market rent	$(15,505)	$2,111	$(13,394)	$(15,439)	$1,546	$(13,893)
Above-market ground lease	(118)	2	(116)	(121)	2	(119)
Total intangible liabilities	$(15,623)	$2,113	$(13,510)	$(15,560)	$1,548	$(14,012)

Net amortization of intangibles, including the effect of foreign currency translation, was $10.1 million and $6.1 million for the three months ended March 31, 2016 and 2015, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income, amortization of below-market and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease intangibles is included in Depreciation and amortization expense.

Note 8. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps, interest rate swaps, foreign currency forward contracts and foreign currency collars; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts, interest rate caps, and foreign currency collars (Note 9). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

CPA®:18 – Global 3/31/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency collars (Note 9). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Rent Guarantees — Our rent guarantees, which are included in Other assets, net in the consolidated financial statements, are related to two of our international properties that were acquired during 2015. These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At March 31, 2016 and December 31, 2015, our rent guarantees had a fair value of $0.5 million and $1.3 million, respectively. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% and a growth rate of 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. During the three months ended March 31, 2016, we recognized $0.2 million of mark-to-market losses related to these rent guarantees within Other income and (expenses) on our consolidated financial statements.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2016 and 2015. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a) (b)	3	$1,078,284	$1,116,549	$999,213	$1,022,641
Note receivable (c)	3	28,000	28,400	28,000	28,400
___________

(a)
In accordance with ASU 2015-03, as of December 31, 2015 we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net for the amounts of $8.3 million and $0.7 million, respectively (Note 3).

(b)
We determined the estimated fair value of our non-recourse debt and bonds payable using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

(c)
We determined the estimated fair value of our note receivable using a discounted cash flow model with rates that take into account the credit of the tenant/obligor, order of payment tranches, and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2016 and December 31, 2015.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other investments due to changes in interest rates or other market factors. We own international investments, primarily in Europe, and are subject to risks associated with fluctuating foreign currency exchange rates.

CPA®:18 – Global 3/31/2016 10-Q – 20

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2016 and December 31, 2015, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Foreign currency forward contracts and collars	Other assets, net	$5,280	$7,471	$—	$—
Interest rate caps	Other assets, net	5	17	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(444)	(28)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(3,049)	(1,568)
		$5,285	$7,488	$(3,493)	$(1,596)

CPA®:18 – Global 3/31/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015
Foreign currency forward contracts and collars	$(2,352)	$2,808
Interest rate swaps	(1,481)	(782)
Interest rate caps	(12)	—
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency forward contracts and collars	(216)	80
Total	$(4,061)	$2,106
___________

(a)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2016	2015
Foreign currency forward contracts and collars	Other income and (expenses)	$372	$256
Interest rate swaps	Interest expense	(212)	(300)
Total		$160	$(44)

Amounts reported in Other comprehensive income (loss) related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At March 31, 2016, we estimated that an additional $0.8 million and $1.1 million will be reclassified as Interest expense and other income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2016	2015
Foreign currency collars	Other income and (expenses)	$(13)	$—

CPA®:18 – Global 3/31/2016 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at March 31, 2016 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2016
Interest rate swaps	6	44,237	USD	$(3,049)
Interest rate caps	2	22,000	USD	5
				$(3,044)

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices and consists of a written call option and a purchased put option to sell the foreign currency. These instruments lock the range in which a foreign currency exchange rate may fluctuate. Our foreign currency forward contracts and foreign currency collars have maturities of 76 months or less.

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2016 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2016
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts and collars	73	31,272	EUR	$2,875
Foreign currency forward contracts and collars	53	103,064	NOK	1,735
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts and collars	8	31,077	NOK	226
				$4,836

CPA®:18 – Global 3/31/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2016. At March 31, 2016, our total credit exposure was $4.8 million and the maximum exposure to any single counterparty was $2.9 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $3.6 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $3.9 million and $1.7 million, respectively.

Note 10. Non-Recourse Debt and Bonds Payable

Debt consists of non-recourse mortgage notes and bonds payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $1.5 billion and $1.4 billion at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, our debt bore interest at fixed annual rates ranging from 1.6% to 5.8% and variable contractual annual rates ranging from 1.8% to 5.1%, with maturity dates from 2017 to 2039.

During the three months ended March 31, 2016, we obtained two new non-recourse mortgage financings totaling $63.0 million, with a weighted-average annual interest rate of 4.80% and term of ten years, of which $59.6 million related to investments acquired during 2015 and $3.4 million related to investments acquired during the current year.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$2,508
2017	15,988
2018	26,269
2019	4,583
2020	118,613
Thereafter through 2039	917,837
1,085,798
Unamortized premium	1,774
Deferred financing costs (a)	(9,288)
Total	$1,078,284
___________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015 (Note 3).

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2016. The carrying value of our Non-recourse debt, net and Bonds, net payable increased by $16.9 million from December 31, 2015 to March 31, 2016, due to the weakening of the U.S. dollar relative to foreign currencies during the same period.

Note 11. Commitments and Contingencies

At March 31, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 5 for unfunded construction commitments.

CPA®:18 – Global 3/31/2016 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Loss Per Share and Equity

Basic and Diluted Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015 (a)
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	103,972,011	$(1,606)	$(0.02)	100,642,226	$(9,582)	$(0.10)
Class C common stock	29,757,726	(591)	(0.02)	22,381,181	(2,631)	(0.12)
Net loss attributable to CPA®:18 – Global		$(2,197)			$(12,213)
___________

(a)	As discussed in Note 3, we revised our consolidated statement of operations for the three months ended March 31, 2015.

The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For the three months ended March 31, 2016, the allocation for Class A common stock excludes $0.1 million of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability, which is only applicable to Class C common stock (Note 4). For the three months ended March 31, 2015, the allocation for Class A common stock excludes the annual distribution and shareholder servicing fee of $0.5 million, which is only allocated to Class C common stock (Note 4).

Distributions

During the first quarter of 2016, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1337 per share for our Class C common stock for the quarter ending March 31, 2016. Distributions in the aggregate amount of $20.3 million were paid on April 15, 2016 to stockholders of record on March 31, 2016.

Distributions are declared at the discretion of our board of directors and are not guaranteed. Until we fully invest the net proceeds of our initial public offering, we expect that a significant portion of our distributions will be paid primarily from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

CPA®:18 – Global 3/31/2016 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,360	$(55,676)	$(50,316)
Other comprehensive (loss) income before reclassifications	(3,685)	16,564	12,879
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	212	—	212
Other income and (expenses)	(372)	—	(372)
Net current-period Other comprehensive income (loss)	(3,845)	16,564	12,719
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	(2,670)	(2,670)
Ending balance	$1,515	$(41,782)	$(40,267)

	Three Months Ended March 31, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,152	$(22,093)	$(20,941)
Other comprehensive income (loss) before reclassifications	1,982	(33,629)	(31,647)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	300	—	300
Other income and (expenses)	(256)	—	(256)
Net current-period Other comprehensive income (loss)	2,026	(33,629)	(31,603)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	—	6,068	6,068
Ending balance	$3,178	$(49,654)	$(46,476)

CPA®:18 – Global 3/31/2016 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

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

	Three Months Ended March 31,
	2016	2015
Net Lease
Revenues	$27,462	$20,354
Operating expenses	(15,284)	(11,132)
Interest expense	(7,317)	(5,775)
Other income and expenses, excluding interest expense	71	253
Provision for income taxes	(179)	(326)
Loss on sale of real estate, net of tax	(63)	—
Net income attributable to noncontrolling interests	(459)	(496)
Income attributable to CPA®:18 – Global	$4,231	$2,878
Self Storage
Revenues	$10,309	$3,360
Operating expenses	(13,748)	(6,202)
Interest expense	(2,261)	(675)
Other income and expenses, excluding interest expense	(8)	—
Provision for income taxes	(35)	(8)
Loss attributable to CPA®:18 – Global	$(5,743)	$(3,525)
All Other
Revenues	$6,027	$3,458
Operating expenses	(3,917)	(6,510)
Interest expense	(1,208)	(611)
(Provision for) benefit from income taxes	(28)	7
Net (income) loss attributable to noncontrolling interests	(5)	29
Income (loss) attributable to CPA®:18 – Global	$869	$(3,627)
Corporate
Unallocated Corporate Overhead (a)	$(277)	$(7,045)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(1,277)	$(894)
Total Company
Revenues	$43,798	$27,172
Operating expenses	(37,483)	(27,113)
Interest expense	(10,360)	(8,086)
Other income and expenses, excluding interest expense	3,985	(2,498)
Provision for income taxes	(333)	(327)
Loss on sale of real estate, net of tax	(63)	—
Net income attributable to noncontrolling interests	(1,741)	(1,361)
Loss attributable to CPA®:18 – Global	$(2,197)	$(12,213)

CPA®:18 – Global 3/31/2016 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

	Total Long-Lived Assets		Total Assets
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015 (b)
Net Lease	$1,159,877	$1,105,237	$1,506,409	$1,446,865
Self Storage	332,898	314,247	381,249	363,284
All Other	234,579	227,644	244,537	238,240
Corporate	—	—	94,920	86,294
Total Company	$1,727,354	$1,647,128	$2,227,115	$2,134,683
__________

(a)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(b)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015 (Note 3)

Note 14. Subsequent Events

Subsequent to March 31, 2016 and through the date of this Report, we purchased five additional self-storage properties totaling approximately $48.5 million (excluding acquisition costs) and obtained $27.9 million of new financing.

It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for these transactions given the short period of time between the acquisition dates and the filing of this Report.

CPA®:18 – Global 3/31/2016 10-Q – 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2015 Annual Report.

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we are a publicly-owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate-related investments, which includes our self-storage and multi-family investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Net Asset Value

Our Advisor calculated our initial NAV as of December 31, 2015 and determined that the NAV for both our Class A and Class C common stock was $7.90. Our Advisor calculates our NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgage loans encumbering our assets (also provided by a third party), as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, tenant defaults, and development projects that are not yet generating income, among others. The majority of our costs associated with development projects is included in Real estate under construction in our consolidated financial statements and approximates $173.8 million as of March 31, 2016. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information on the calculation of our NAV at December 31, 2015, please see our Current Report on Form 8-K dated March 14, 2016.

Investment and Financing Activity

During the three months ended March 31, 2016, we acquired four new investments for an aggregate amount of $90.2 million and obtained mortgage financing of $63.0 million.

Subsequent to March 31, 2016 and through the date of this Report, we purchased five additional properties totaling approximately $48.5 million (excluding acquisition costs) and obtained $27.9 million of new financing.

Board of Directors Change

On March 17, 2016, our board of directors appointed Mark J. DeCesaris, our Chief Executive Officer and president, to serve as a member of the board of directors. Mr. DeCesaris is also Chief Executive Officer and director of WPC.

CPA®:18 – Global 3/31/2016 10-Q – 29

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

Portfolio Summary

	March 31, 2016	December 31, 2015
Number of net-leased properties (a)	59	58
Number of operating properties (b)	69	66
Number of tenants (a)	99	96
Total square footage (in thousands)	15,616	15,442
Occupancy — Single-tenant (c)	100.0%	100.0%
Occupancy — Multi-tenant (c)	93.9%	93.4%
Occupancy — Self-storage	88.3%	87.1%
Occupancy — Multi-family	93.9%	93.5%
Weighted-average lease term — Single-tenant properties (in years) (c)	11.2	11.5
Weighted-average lease term — Multi-tenant properties (in years) (c)	7.4	7.8
Number of countries	11	10
Total assets (in thousands)	$2,227,115	$2,134,683
Net investments in real estate (in thousands)	1,727,354	1,647,128

	Three Months Ended March 31,
(dollars in thousands, except exchange rate)	2016	2015
Acquisition volume — consolidated (d) (e)	$90,244	$258,938
Acquisition volume — pro rata (c) (d) (e)	90,244	200,411
Financing obtained — consolidated	63,000	182,070
Financing obtained — pro rata (c)	63,000	182,070
Average U.S. dollar/euro exchange rate (f)	1.1026	1.1272
Increase in the U.S. CPI (g)	0.7%	0.6%
Increase in the Harmonized Index of Consumer Prices (g)	(0.1)%	0.2%
Increase in the Norwegian CPI (g)	1.6%	0.7%
__________

(a)
Represents our single-tenant and multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum ABR for the property. See Terms and Definitions below for a description of ABR.

(b)	At March 31, 2016, our operating portfolio consisted of 61 self-storage properties and eight multi-family properties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata metrics.

(d)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(e)	Includes acquisition-related expenses, which were included in Acquisition expenses in the consolidated financial statements.

(f)
The average conversion rate for the U.S. dollar in relation to the euro decreased 2.2% during the three months ended March 31, 2016 as compared to the same period in 2015, resulting in a negative impact on earnings in 2016 from our euro-denominated investments.

(g)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

CPA®:18 – Global 3/31/2016 10-Q – 30

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at March 31, 2016. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	$8,564	9%	$4,282	5%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	7,239	8%	3,620	4%
Konzum d.d. (a)	Retail	Grocery	Split, Zadar, Zagreb (3), Croatia	6,437	7%	5,150	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	5,646	6%	5,646	7%
Apply Sørco AS (a)	Office	Business Services	Stavanger, Norway	5,356	6%	2,732	3%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	4,970	5%	4,970	6%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,333	5%	4,333	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	4,101	4%	3,695	5%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,870	4%	3,870	5%
Board of Regents, State of Iowa	Office	Sovereign and Public Finance	Coralville, Iowa	3,315	3%	2,984	4%
Total				$53,831	57%	$41,282	50%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:18 – Global 3/31/2016 10-Q – 31

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
Midwest	$21,889	23%	$21,558	26%
South	14,562	15%	10,942	13%
East	3,348	4%	3,348	4%
West	404	—%	404	1%
U.S. Total	40,203	42%	36,252	44%

International
Norway	16,276	17%	13,059	16%
The Netherlands	8,744	9%	8,744	11%
Poland	8,694	9%	4,347	5%
Croatia	6,437	7%	5,150	6%
Mauritius	4,970	5%	4,970	6%
United Kingdom	4,638	5%	4,581	6%
Germany	3,748	4%	3,634	4%
Slovakia	1,569	2%	1,569	2%
International Total	55,076	58%	46,054	56%

Total	$95,279	100%	$82,306	100%

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$51,511	54%	$40,532	49%
Retail	12,752	13%	10,871	13%
Industrial	12,292	13%	12,292	15%
Warehouse	11,511	12%	11,511	14%
Hotel	7,213	8%	7,100	9%
Total	$95,279	100%	$82,306	100%

CPA®:18 – Global 3/31/2016 10-Q – 32

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Grocery	$10,538	11%	$8,844	11%
Banking	8,564	9%	4,282	5%
Sovereign and Public Finance	8,020	9%	7,632	9%
Insurance	7,744	8%	4,125	5%
Hotel, Gaming, and Leisure	7,296	8%	7,140	9%
Business Services	6,621	7%	3,996	5%
Containers, Packaging, and Glass	5,646	6%	5,646	7%
Capital Equipment	5,164	5%	5,164	6%
Retail Stores	4,807	5%	4,807	6%
Oil and Gas	4,409	5%	4,407	5%
Utilities: Electric	3,853	4%	3,853	5%
Metals and Mining	3,263	3%	3,263	4%
Media: Advertising, Printing, and Publishing	3,135	3%	3,135	4%
High Tech Industries	2,997	3%	2,889	4%
Consumer Services	1,915	2%	1,837	2%
Automotive	1,902	2%	1,902	2%
Construction and Building	1,760	2%	1,760	2%
Healthcare and Pharmaceuticals	1,569	2%	1,569	2%
Non-Durable Consumer Goods	1,257	1%	1,257	2%
Wholesale	1,101	1%	1,101	1%
Telecommunications	1,038	1%	1,017	1%
Electricity	1,012	1%	1,012	1%
Cargo Transportation	885	1%	885	1%
Other (a)	783	1%	783	1%
Total	$95,279	100%	$82,306	100%
__________

(a)	Includes ABR from tenants in the following industries: environmental industries and durable consumer goods.

CPA®:18 – Global 3/31/2016 10-Q – 33

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration (b)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2016	6	$1,867	2%	6	$1,826	2%
2017	6	870	1%	6	868	1%
2018	6	700	1%	6	676	1%
2019	8	1,090	1%	8	1,090	1%
2020	7	1,979	2%	7	1,923	2%
2021	3	1,308	1%	3	1,201	2%
2022	5	1,782	2%	5	1,782	2%
2023	9	19,215	20%	9	14,450	18%
2024	10	4,749	5%	10	4,749	6%
2025	10	6,212	7%	10	6,212	8%
2026	4	6,119	6%	4	6,119	7%
2027	8	5,989	6%	8	5,989	7%
2028	6	14,177	15%	6	7,933	10%
2029	5	9,315	10%	5	9,315	11%
Thereafter	21	19,907	21%	21	18,173	22%
Total	114	$95,279	100%	114	$82,306	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)
These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent both consolidated and pro rata ABR of $3.6 million.

CPA®:18 – Global 3/31/2016 10-Q – 34

Operating Properties

At March 31, 2016, our operating portfolio consisted of 61 self-storage properties, which had an average occupancy rate of 88.3% and eight multi-family properties, which had an average occupancy rate of 93.9%. At March 31, 2016, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	23	2,277
Texas	13	1,201
California	10	860
Georgia	5	593
Nevada	3	243
North Carolina	2	403
Hawaii	2	95
Kentucky	1	121
South Carolina	1	63
New York	1	61
Illinois	1	58
Missouri	1	41
Oregon	1	40
Louisiana	1	59
U.S. Total	65	6,115
Canada (a)	2	—
United Kingdom (b)	2	—
International Total	4	—
Total	69	6,115
__________

(a)	Represents two build-to-suit projects for self-storage facilities.

(b)	Represents two build-to-suit projects for student housing developments.

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

CPA®:18 – Global 3/31/2016 10-Q – 35

Financial Highlights

(in thousands)

	Three Months Ended March 31,
	2016	2015
Total revenues	$43,798	$27,172
Acquisition expenses	1,895	6,600
Net loss attributable to CPA®:18 – Global	(2,197)	(12,213)

Cash distributions paid	20,078	17,631

Net cash provided by operating activities	18,556	12,671
Net cash used in investing activities	(53,326)	(144,773)
Net cash provided by financing activities	51,347	247,265

Supplemental financial measures:
FFO attributable to CPA®:18 – Global (a)	16,890	(1,510)
MFFO attributable to CPA®:18 – Global (a)	13,689	8,261
Adjusted MFFO attributable to CPA®:18 – Global (a)	13,848	8,187
__________

(a)
We consider the performance metrics listed above, including Funds from (used in) operations, or FFO, and Modified funds from operations, or MFFO, and Adjusted modified funds from operations, or Adjusted MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Total revenues, Net loss attributable to CPA®:18 – Global, Net cash provided by operating activities, FFO, MFFO, and Adjusted MFFO improved for the three months ended March 31, 2016 as compared to the same period in 2015, primarily reflecting the impact of our investments acquired or placed into service during 2016 and 2015.

CPA®:18 – Global 3/31/2016 10-Q – 36

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Revenues
Lease revenues	$24,464	$18,108	$6,356
Other real estate income - operating property revenues	15,637	6,133	9,504
Reimbursable tenant costs	2,770	2,194	576
Interest income and other	927	737	190
	43,798	27,172	16,626
Operating Expenses
Depreciation and amortization:
Net-leased properties	11,524	7,881	3,643
Operating properties	8,979	4,238	4,741
	20,503	12,119	8,384
Property expenses:
Operating properties	6,790	2,593	4,197
Reimbursable tenant costs	2,770	2,194	576
Asset management fees	2,409	1,417	992
Net-leased properties	1,080	306	774
	13,049	6,510	6,539
General and administrative	2,036	1,884	152
Acquisition expenses	1,895	6,600	(4,705)
	37,483	27,113	10,370
Operating Income	6,315	59	6,256
Other Income and Expenses
Interest expense	(10,360)	(8,086)	(2,274)
Other income and (expense)	3,985	(2,498)	6,483
	(6,375)	(10,584)	4,209
Loss before income taxes and loss on sale of real estate	(60)	(10,525)	10,465
Provision for income taxes	(333)	(327)	(6)
Loss before loss on sale of real estate	(393)	(10,852)	10,459
Loss on sale of real estate, net of tax	(63)	—	(63)
Net Loss	(456)	(10,852)	10,396
Net income attributable to noncontrolling interests	(1,741)	(1,361)	(380)
Net Loss Attributable to CPA®:18 – Global	$(2,197)	$(12,213)	$10,016
MFFO Attributable to CPA®:18 – Global	$13,689	$8,261	$5,428
Adjusted MFFO Attributable to CPA®:18 – Global	$13,848	$8,187	$5,661

CPA®:18 – Global 3/31/2016 10-Q – 37

Lease Composition and Leasing Activities

As of March 31, 2016, approximately 54.7% of our leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the U.S. CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 37.8% of our leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 2.3% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the three months ended March 31, 2016, we signed two such leases totaling 21,203 square feet of leased space. Both leases were with new tenants on existing properties. The average new rent for these leases is $20.73 per square foot. During the three months ended March 31, 2015, we did not enter into any new leases or modify any existing leases.

CPA®:18 – Global 3/31/2016 10-Q – 38

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

	Three Months Ended March 31,
	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$16,901	$17,411	$(510)
Depreciation and amortization	(7,826)	(7,873)	47
Property expenses	(661)	(306)	(355)
Property level contribution	8,414	9,232	(818)
Recently Acquired Net-Leased Properties
Lease revenues	7,563	15	7,548
Depreciation and amortization	(3,698)	(8)	(3,690)
Property expenses	(419)	—	(419)
Property level contribution	3,446	7	3,439
Properties Sold
Revenues	—	682	(682)
Depreciation and amortization	—	—	—
Property expenses	—	—	—
Property level contribution	—	682	(682)
Operating Properties
Revenues	15,637	6,133	9,504
Depreciation and amortization	(8,979)	(4,238)	(4,741)
Property expenses	(6,790)	(2,593)	(4,197)
Property level contribution	(132)	(698)	566
Total Property Level Contribution
Lease revenues	24,464	18,108	6,356
Property expenses	(1,080)	(306)	(774)
Operating property revenues	15,637	6,133	9,504
Operating property expenses	(6,790)	(2,593)	(4,197)
Depreciation and amortization	(20,503)	(12,119)	(8,384)
Property Level Contribution	11,728	9,223	2,505
Add other income:
Interest income and other	927	737	190
Less other expenses:
Asset management fees	(2,409)	(1,417)	(992)
General and administrative	(2,036)	(1,884)	(152)
Acquisition expenses	(1,895)	(6,600)	4,705
Operating Income	$6,315	$59	$6,256

CPA®:18 – Global 3/31/2016 10-Q – 39

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2015 and were not sold during the periods presented. For the periods presented, there were 42 existing net-leased properties.

For the three months ended March 31, 2016, compared to the same period in 2015, property level contribution for existing net-leased properties decreased by $0.8 million, primarily due to the decrease of the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) during the current year period compared to the prior year period, which affected lease revenues, property expenses, and depreciation and amortization.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014.

For the three months ended March 31, 2016, compared to the same period in 2015, property level contribution from recently acquired net-leased properties increased by $3.4 million, primarily as a result of the 13 properties acquired or placed into service after March 31, 2015.

Properties Sold

In August 2015, we sold five industrial facilities back to subsidiaries of Crowne Group Inc., which were previously classified as Net investments in direct financing leases in the consolidated financial statements. These dispositions were made as a result of the tenants exercising their purchase options. For the three months ended March 31, 2015, property level contribution from these properties was $0.7 million.

Operating Properties

For three months ended March 31, 2016, compared to the same period in 2015, property level contribution from operating properties increased by $0.6 million. The increase was primarily due the 41 operating properties we acquired after March 31, 2015. In addition, the occupancy rate for self-storage properties increased from 87.5% at March 31, 2015 to 88.3% at March 31, 2016.

Other Revenues and Expenses

Property Expenses — Asset Management Fees

For the three months ended March 31, 2016, compared to the same period in 2015, asset management fees increased by $1.0 million, due to the growth in our investment volume since March 31, 2015, which increased the asset base from which our Advisor earns a fee.

General and Administrative

For the three months ended March 31, 2016, compared to the same period in 2015, general and administrative expenses increased by $0.2 million, primarily due to an increase in personnel and overhead reimbursement costs of $0.6 million, partially offset by a decrease in broker dealer expense of $0.5 million. The increases in personnel and overhead expenses were a result of increased revenues, which had a direct impact on the costs allocated to us by our Advisor under the advisory agreement (Note 4). The decrease in broker dealer costs was attributable to the change in accounting treatment for the annual distribution and shareholder servicing fee in connection with our Class C common stock. Prior to the fourth quarter of 2015, we recorded the annual distribution and shareholder servicing fee within General and administrative expenses in our consolidated financial statements. As of December 31, 2015, the estimated future costs of such expenses have been included as a liability with an offset to additional paid-in capital. The liability is reduced as payments are made.

Acquisition Expenses

For the three months ended March 31, 2016, compared to the same period in 2015, acquisition expenses decreased by $4.7 million, primarily due to a decrease in investment volume for acquisitions that were deemed to be business combinations.

CPA®:18 – Global 3/31/2016 10-Q – 40

Interest Expense

Our interest expense is directly impacted by the mortgage and bond financing obtained or assumed in connection with our investing activity. During the three months ended March 31, 2016 and 2015, we obtained new financing of $63.0 million and $182.1 million, respectively.

For the three months ended March 31, 2016, compared to the same period in 2015, interest expense increased by $2.3 million, primarily due to an increase in mortgage and bond financing obtained or assumed in connection with our investing activity since March 31, 2015.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities with a U.S. dollar currency designation. In addition, we have certain derivative instruments, including foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended March 31, 2016, we recognized net other income of $4.0 million, which was primarily comprised of realized and unrealized foreign currency transaction gains related to our international investments of $3.5 million and gains recognized on derivatives of $0.4 million.

For the three months ended March 31, 2015, we recognized net other expense of $2.5 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $3.4 million, partially offset by interest income received on our cash balances held with financial institutions of $0.4 million and gains recognized on derivatives of $0.3 million.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2016, compared to the same period in 2015, net income attributable to noncontrolling interests increased by $0.4 million, due to an increase in the distribution of available cash of the Operating Partnership, which we refer to as the Available Cash Distribution (Note 4).

Net Loss Attributable to CPA®:18 – Global

For the three months ended March 31, 2016, compared to the same period in 2015, the resulting net loss attributable to CPA®:18 – Global decreased by $10.0 million.

Modified Funds from Operations and Adjusted Modified Funds from Operations

MFFO and Adjusted MFFO are non-GAAP measures that we use to evaluate our business. For a definition of MFFO and Adjusted MFFO, and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

For the three months ended March 31, 2016, compared to the same period in 2015, MFFO and Adjusted MFFO increased by $5.4 million and $5.7 million, respectively, primarily as a result of the accretive impact of our investments acquired or placed into service after March 31, 2015.

CPA®:18 – Global 3/31/2016 10-Q – 41

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

Sources and Uses of Cash During the Period

We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. We closed our initial public offering on April 2, 2015. We expect to continue to invest the proceeds of our initial public offering primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. After fully investing the capital raised through our initial public offering, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and bonds payable, and the receipt of lease revenues; whether our Advisor receives its fees in shares of our common stock or cash or a combination of both (as elected by our board of directors after consultation with our Advisor); the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates as we continue to invest the proceeds from our offering. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs in the future as described below. However, as we continue to invest the capital raised in our initial public offering, it may be necessary to use cash raised in that offering to fund our operating activities and distributions to our stockholders.

Operating Activities — Net cash provided by operating activities increased by $5.9 million during the three months ended March 31, 2016 as compared the same period in 2015, primarily reflecting the impact of investments acquired after March 31, 2015.

Investing Activities — Our investing activities are generally comprised of real estate purchases, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $53.3 million for three months ended March 31, 2016. This was primarily the result of cash outflows of $26.1 million for our real estate investments and $24.8 million to fund construction costs of our build-to-suit projects.

Financing Activities — Net cash provided by financing activities totaled $51.3 million for the three months ended March 31, 2016. This was primarily due to proceeds of $63.0 million from non-recourse mortgage financings and $10.0 million of net proceeds received through our distribution reinvestment plan. We also had cash outflows related to distributions paid totaling $20.1 million.

CPA®:18 – Global 3/31/2016 10-Q – 42

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2016, we paid distributions to stockholders of $20.1 million, which were comprised of $9.4 million of cash distributions and $10.7 million reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. From inception through March 31, 2016, we have declared distributions to stockholders totaling $154.0 million, which were comprised of cash distributions of $71.9 million and $82.1 million reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 83.4% and 13.3% of total distributions declared for the three months ended March 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. Our distribution coverage using cash flow from operations was approximately 91.6% and 38.2% of total distributions declared for the three months ended March 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. FFO and cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO or cumulative negative cash flow, as applicable, and finally to future period distributions. Until we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets with any remainder to be funded by the uninvested proceeds from our offering.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2016, we received 49 and 11 requests to redeem 115,466 and 150,833 shares of Class A and Class C common stock, respectively, all of which were redeemed in the first quarter of 2016, at a weighted-average price of $8.15 and $8.38 per share, respectively, net of redemption fees, totaling $2.2 million for both Class A and Class C common stock. Except for redemptions sought in special circumstances, the redemption price of the shares listed above were 95% of our most recently published NAV. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in a distribution rate, we focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

CPA®:18 – Global 3/31/2016 10-Q – 43

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	March 31, 2016	December 31, 2015 (a)
Carrying Value
Fixed rate	$973,073	$910,483
Variable rate:
Amount subject to interest rate swaps and caps	65,521	51,747
Amount subject to floating interest rate	39,690	36,983
	105,211	88,730
	$1,078,284	$999,213
Percent of Total Debt
Fixed rate	90%	91%
Variable rate	10%	9%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.1%	4.1%
Variable rate (b)	3.7%	3.5%
___________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015 (Note 3).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2016, our cash resources consisted of cash and cash equivalents totaling $135.4 million. Of this amount, $41.9 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $239.7 million at March 31, 2016, although there can be no assurance that we would be able to obtain financing for these properties on satisfactory terms, if at all. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making any scheduled mortgage interest and principal payments, as well as other normal recurring operating expenses. We expect to fund $176.5 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and financing.

CPA®:18 – Global 3/31/2016 10-Q – 44

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2016 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,085,798	$15,524	$30,375	$182,320	$857,579
Interest on borrowings and deferred acquisition fees	340,041	45,059	88,180	84,432	122,370
Capital commitments (b)	215,377	175,915	39,462	—	—
Deferred acquisition fees — principal (c)	22,896	14,194	8,702	—	—
Other lease commitments (d)	12,613	537	1,375	1,209	9,492
Annual distribution and shareholder servicing fee (e)	8,855	1,458	6,406	991	—
Asset retirement obligations (f)	2,634	—	—	—	2,634
	$1,688,214	$252,687	$174,500	$268,952	$992,075
__________

(a)
Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. At March 31, 2016, this excludes $1.8 million of unamortized premium and $9.3 million of deferred financing costs, which was included in either Non-recourse debt, net and/or Bonds payable, net (Note 3).

(b)	Capital commitments include our current build-to-suit projects of $215.2 million (Note 5) and $0.1 million related to other construction commitments.

(c)
Represents deferred acquisition fees due to our Advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments from the date of each respective acquisition.

(d)
Other lease commitments consist of rental obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among WPC, the CPA® REITs, CWI 1, and CWI 2 (Note 4).

(e)	Represents the estimated liability for the present value of the remaining annual distribution and shareholder servicing fee payable to Carey Financial (Note 4).

(f)
Represents the amount of future obligations estimated for the removal of asbestos and environmental waste in connection with certain of our acquisitions, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2016, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At March 31, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of two self-storage facilities. This investment is jointly-owned with a third party, which is also the general partner. At March 31, 2016, the total net asset balance for these properties was $11.1 million, which includes third-party recourse debt of $4.8 million.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO, MFFO and Adjusted MFFO, which are non-GAAP measures. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO, MFFO and Adjusted MFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are provided below.

CPA®:18 – Global 3/31/2016 10-Q – 45

FFO, MFFO and Adjusted MFFO

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. It should be noted, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property (including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows) are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO, MFFO and Adjusted MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO, MFFO and Adjusted MFFO and the adjustments to GAAP in calculating FFO, MFFO and Adjusted MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common

CPA®:18 – Global 3/31/2016 10-Q – 46

stock on a national exchange, a merger or sale of our assets, or another similar transaction) beginning in April 2022, which is seven years following the closing of our initial public offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly-registered non-listed REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our initial public offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

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

CPA®:18 – Global 3/31/2016 10-Q – 47

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

In addition, our management uses an adjusted MFFO, Adjusted MFFO, as another measure of sustainable operating performance. Adjusted MFFO adjusts MFFO for deferred income tax expenses and benefits, which are non-cash items that may cause short-term fluctuations in net income but have no impact on current period cash flows. Additionally, we adjust MFFO to reflect the realized gains/losses on the settlement of foreign currency derivatives to arrive at Adjusted MFFO. Foreign currency derivatives are a fundamental part of our operations in that they help us manage the foreign currency exposure we have associated with cash flows from our international investments.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, MFFO and Adjusted MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, MFFO and Adjusted MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO, MFFO and Adjusted MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO, MFFO and Adjusted MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO, MFFO or Adjusted MFFO accordingly.

CPA®:18 – Global 3/31/2016 10-Q – 48

FFO, MFFO and Adjusted MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015 (a)
Net loss attributable to CPA®:18 – Global	$(2,197)	$(12,213)
Adjustments:
Depreciation and amortization of real property	20,605	12,160
Loss on sale of real estate, net of tax	63	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,581)	(1,457)
Total adjustments	19,087	10,703
FFO attributable to CPA®:18 – Global — as defined by NAREIT	16,890	(1,510)
Adjustments:
Unrealized (gains) losses on foreign currency, derivatives and other	(3,449)	3,530
Acquisition expenses (b)	1,895	6,600
Straight-line and other rent adjustments (c)	(1,262)	(1,005)
Realized gains on foreign currency, derivatives and other	(453)	(397)
Above- and below-market rent intangible lease amortization, net (d)	(261)	97
Amortization of premium/discount on debt investments and fair market value adjustments, net	226	186
Loss on extinguishment of debt	—	700
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	103	60
Total adjustments	(3,201)	9,771
MFFO attributable to CPA®:18 – Global	13,689	8,261
Adjustments:
Hedging gains	371	256
Deferred taxes	(212)	(330)
Total adjustments	159	(74)
Adjusted MFFO attributable to CPA®:18 – Global	$13,848	$8,187
__________

(a)
As discussed in Note 2, during the second quarter of 2015, we discovered an error related to the capitalization of financing costs associated with the refinancing of a mortgage loan related to our consolidated financial statements as of and for the three months ended March 31, 2015. We corrected this error and revised our consolidated financial statements as of and for the three months ended March 31, 2015, including presentation of FFO and MFFO. This error resulted in a $0.9 million increase to each of Net loss attributable to CPA®:18 – Global and FFO attributable to CPA®:18 – Global, but had no impact on MFFO attributable to CPA®:18 – Global for the three months ended March 31, 2015.

(b)
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

CPA®:18 – Global 3/31/2016 10-Q – 49

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

CPA®:18 – Global 3/31/2016 10-Q – 50

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2016, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $3.0 million (Note 9).

At March 31, 2016, our outstanding debt either bore interest at fixed rates, was swapped to a fixed rate or, in the case of one our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at March 31, 2016 ranged from 1.6% to 5.8%. The contractual annual interest rates on our variable-rate debt at March 31, 2016 ranged from 1.8% to 5.1%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, based upon expected maturity dates of our debt obligations outstanding at March 31, 2016 (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$2,064	$15,306	$3,325	$3,602	$117,599	$839,572	$981,468	$1,003,452
Variable rate debt (a)	$444	$682	$22,944	$981	$1,014	$78,265	$104,330	$113,097
__________

(a)	Amounts are based on the exchange rate at March 31, 2016, as applicable.

CPA®:18 – Global 3/31/2016 10-Q – 51

The estimated fair value of our fixed-rate debt and variable-rate debt, which has either been effectively converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, approximated their carrying values. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2016 by an aggregate increase of $60.7 million or an aggregate decrease of $66.8 million, respectively. Annual interest expense on our unhedged variable-rate debt at March 31, 2016 would increase or decrease by $0.4 million for each corresponding 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at March 31, 2016, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling, which may affect future costs and cash flows. Although most of our foreign investments through the first quarter of 2016 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2016 during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$22,535	$36,382	$37,464	$37,390	$36,618	$317,125	$487,514
Norwegian krone (c)	11,414	15,351	15,351	15,351	15,059	76,973	149,499
British pound sterling (d)	3,557	4,641	4,142	3,882	3,276	11,324	30,822
	$37,506	$56,374	$56,957	$56,623	$54,953	$405,422	$667,835

Scheduled debt service payments (principal and interest) for mortgage notes, and bonds denominated in Norwegian krone, for our consolidated foreign operations as of March 31, 2016 during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Debt Service (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$7,615	$20,977	$8,778	$8,861	$91,940	$95,716	$233,887
Norwegian krone (c)	5,801	5,801	5,801	5,801	5,801	163,893	192,898
British pound sterling (d)	810	1,080	1,080	1,080	27,376	—	31,426
	$14,226	$27,858	$15,659	$15,742	$125,117	$259,609	$458,211
__________

(a)	Amounts are based on the applicable exchange rates at March 31, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2016 of $2.5 million.

CPA®:18 – Global 3/31/2016 10-Q – 52

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2016 of $0.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be an insignificant corresponding change in the projected estimated property-level cash flow at March 31, 2016.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues after 2020 for investments denominated in the euro and British pound sterling, and after 2020 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. Our portfolio is currently exposed to concentrations of credit risk as we have not yet fully invested the proceeds from our initial public offering. While we believe our portfolio is reasonably well-diversified, it does contain concentrations in excess of 10% based on the percentage of our consolidated total revenues or ABR. For the three months ended March 31, 2016, our consolidated portfolio had the following significant characteristics in excess of 10% based on the percentage of our consolidated total revenues:

•	66% related to domestic properties, which included concentrations of 15% and 14% in Florida and Texas, respectively; and

•	34% related to international properties.

At March 31, 2016, our consolidated net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	42% related to domestic properties, which included a concentration in Texas of 11%;

•	58% related to international properties, which included a concentration in Norway of 17%;

•	54% related to office properties, 13% related to industrial properties, 13% related to retail properties, 12% related to warehouse properties, and 11% related to the grocery industry.

CPA®:18 – Global 3/31/2016 10-Q – 53

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:18 – Global 3/31/2016 10-Q – 54

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2016, we issued 282,339 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were either issued at our most recently published NAV of $7.90 per share or, prior to the first NAV being published, $10.00 per share, which is the price at which our shares of our Class A common stock were sold in our initial public offering. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception and through March 31, 2016, we have issued a total of 1,258,115 shares of our Class A common stock to our Advisor as consideration for asset management fees.

Use of Offering Proceeds

The Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC on May 7, 2013 and we closed the offering on April 2, 2015. As of March 31, 2016, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	100,000,000	26,737,968	126,737,968
Aggregate price of offering amount registered (a)	$1,000,000	$250,000	$1,250,000
Shares sold (b)	97,936,653	28,467,928	126,404,581
Aggregated offering price of amount sold	$977,410	$266,108	$1,243,518
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(73,427)	(8,311)	(81,738)
Direct or indirect payments to others	(31,258)	(6,016)	(37,274)
Net offering proceeds to the issuer after deducting expenses	$872,725	$251,781	1,124,506
Purchases of real estate, net of financing and noncontrolling interest			(895,316)
Distributions paid			(154,008)
Proceeds from the sale of real estate			35,709
Working capital			(26,763)
Temporary investments in cash and cash equivalents			$84,128
__________

(a)	These amounts are based on the assumption that the shares sold in our initial public offering were composed of 80% Class A common stock and 20% Class C common stock.

(b)
Excludes shares issued to affiliates, including our Advisor, and shares issued pursuant to our distribution reinvestment plan. We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively.

CPA®:18 – Global 3/31/2016 10-Q – 55

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2016:

	Class A		Class C
2016 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
January	—	$—	4,562	$8.88	N/A	N/A
February	—	—	—	—	N/A	N/A
March	115,466	8.15	146,271	8.37	N/A	N/A
Total	115,466		150,833
___________

(a)
Represents shares of our Class A and Class C common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended March 31, 2016, we received 49 and 11 redemption requests for Class A and Class C common stock, respectively, all of which were satisfied during that period. We generally receive fees in connection with share redemptions.

CPA®:18 – Global 3/31/2016 10-Q – 56

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:18 – Global 3/31/2016 10-Q – 57

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	May 9, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2016
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 3/31/2016 10-Q – 58

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith