Form 10-Q
period 2016-06-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2016-08-09
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Registrant has 106,427,840 shares of Class A common stock, $0.001 par value, and 30,261,048 shares of Class C common stock, $0.001 par value, outstanding at August 1, 2016.

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

CPA®:18 – Global 6/30/2016 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Investments in real estate:
Real estate, at cost	$1,001,699	$986,574
Operating real estate, at cost	556,237	490,852
Accumulated depreciation	(63,059)	(42,194)
Net investments in properties	1,494,877	1,435,232
Real estate under construction	195,459	131,930
Net investment in direct financing leases	50,484	51,966
Note receivable	28,000	28,000
Net investments in real estate	1,768,820	1,647,128
Equity investments in real estate	14,538	12,588
Cash and cash equivalents	76,912	117,453
In-place lease intangible assets, net	200,905	212,420
Other intangible assets, net	31,161	31,421
Goodwill	24,381	23,389
Other assets, net	85,177	90,284
Total assets	$2,201,894	$2,134,683
Liabilities and Equity
Liabilities:
Non-recourse debt, net	$963,449	$865,327
Bonds payable, net	141,609	133,886
Deferred income taxes	49,023	47,313
Accounts payable, accrued expenses and other liabilities	74,942	71,397
Due to affiliate	33,118	43,974
Distributions payable	20,569	20,078
Total liabilities	1,282,710	1,181,975
Commitments and contingencies (Note 11)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 105,240,501 and 103,214,083 shares, respectively, issued and outstanding	105	103
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 29,920,244 and 29,536,899 shares, respectively, issued and outstanding	30	30
Additional paid-in capital	1,200,209	1,178,990
Distributions and accumulated losses	(301,229)	(247,995)
Accumulated other comprehensive loss	(49,767)	(50,316)
Total CPA®:18 – Global stockholders’ equity	849,348	880,812
Noncontrolling interests	69,836	71,896
Total equity	919,184	952,708
Total liabilities and equity	$2,201,894	$2,134,683

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 6/30/2016 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Lease revenues:
Rental income	$22,974	$18,338	$46,267	$35,427
Interest income from direct financing leases	1,150	1,012	2,321	2,031
Total lease revenues	24,124	19,350	48,588	37,458
Other real estate income	17,842	8,891	33,479	15,024
Other operating income	3,039	1,521	6,026	3,753
Other interest income	710	710	1,420	1,410
	45,715	30,472	89,513	57,645
Operating Expenses
Depreciation and amortization	21,392	14,532	41,895	26,651
Other real estate expenses	7,837	3,687	14,627	6,280
Property expenses (inclusive of $2,468, $1,729, $4,877, and $3,146, respectively, to a related party)	6,471	4,174	12,730	8,091
Acquisition expenses (inclusive of $2,322, $13,219, $3,484, and $18,681, respectively, to a related party)	2,816	17,180	4,711	23,780
General and administrative (inclusive of $740, $949, $1,609, and $1,608, respectively, to a related party)	1,514	1,840	3,550	3,724
	40,030	41,413	77,513	68,526
Other Income and Expenses
Interest expense (inclusive of $188, $96, $428, and $173, respectively, to a related party)	(10,320)	(8,009)	(20,680)	(16,095)
Other income and (expenses)	(2,952)	568	1,033	(1,931)
	(13,272)	(7,441)	(19,647)	(18,026)
Loss before income taxes and loss on sale of real estate	(7,587)	(18,382)	(7,647)	(28,907)
Benefit from (provision for) income taxes	133	119	(200)	(208)
Loss before loss on sale of real estate	(7,454)	(18,263)	(7,847)	(29,115)
Loss on sale of real estate, net of tax	—	—	(63)	—
Net Loss	(7,454)	(18,263)	(7,910)	(29,115)
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,380, $1,422, $3,657, and $2,316, respectively)	(2,758)	(1,644)	(4,499)	(3,005)
Net Loss Attributable to CPA®:18 – Global	$(10,212)	$(19,907)	$(12,409)	$(32,120)

Class A Common Stock
Net loss attributable to CPA®:18 – Global	$(7,882)	$(14,961)	$(9,485)	$(24,673)
Basic and diluted weighted-average shares outstanding	105,182,645	101,460,830	104,577,599	101,053,789
Basic and diluted loss per share	$(0.07)	$(0.15)	$(0.09)	$(0.24)
Distributions Declared Per Share	$0.1563	$0.1562	$0.3126	$0.3124

Class C Common Stock
Net loss attributable to CPA®:18 – Global	$(2,330)	$(4,946)	$(2,924)	$(7,447)
Basic and diluted weighted-average shares outstanding	29,928,571	29,033,036	29,843,149	25,729,488
Basic and diluted loss per share	$(0.08)	$(0.17)	$(0.10)	$(0.29)
Distributions Declared Per Share	$0.1376	$0.1329	$0.2713	$0.2658

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 6/30/2016 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Loss	$(7,454)	$(18,263)	$(7,910)	$(29,115)
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(10,788)	12,152	5,776	(21,478)
Change in net unrealized gain (loss) on derivative instruments	95	252	(3,750)	2,278
	(10,693)	12,404	2,026	(19,200)
Comprehensive Loss	(18,147)	(5,859)	(5,884)	(48,315)

Amounts Attributable to Noncontrolling Interests
Net income	(2,758)	(1,644)	(4,499)	(3,005)
Foreign currency translation adjustments	1,193	(1,888)	(1,477)	4,180
Comprehensive (income) loss attributable to noncontrolling interests	(1,565)	(3,532)	(5,976)	1,175
Comprehensive Loss Attributable to CPA®:18 – Global	$(19,712)	$(9,391)	$(11,860)	$(47,140)

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 6/30/2016 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2016 and 2015
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2016	103,214,083	$103	29,536,899	$30	$1,178,990	$(247,995)	$(50,316)	$880,812	$71,896	$952,708
Shares issued, net of offering costs	1,851,942	2	599,187	—	21,475			21,477		21,477
Shares issued to affiliate	599,386	—			4,906			4,906		4,906
Contributions from noncontrolling interests								—	41	41
Distributions to noncontrolling interests								—	(8,077)	(8,077)
Distributions declared ($0.3126 and $0.2713 per share to Class A and Class C, respectively)						(40,825)		(40,825)		(40,825)
Net loss						(12,409)		(12,409)	4,499	(7,910)
Other comprehensive income:
Foreign currency translation adjustments							4,299	4,299	1,477	5,776
Change in net unrealized loss on derivative instruments							(3,750)	(3,750)		(3,750)
Repurchase of shares	(424,910)		(215,842)		(5,162)			(5,162)		(5,162)
Balance at June 30, 2016	105,240,501	$105	29,920,244	$30	$1,200,209	$(301,229)	$(49,767)	$849,348	$69,836	$919,184

Balance at January 1, 2015	99,924,009	$100	18,026,013	$18	$1,055,342	$(111,878)	$(20,941)	$922,641	$77,587	$1,000,228
Shares issued, net of offering costs	1,671,421	2	11,045,353	11	114,232			114,245		114,245
Shares issued to affiliate	287,951	—			2,879			2,879		2,879
Contributions from noncontrolling interests								—	2,300	2,300
Distributions to noncontrolling interests								—	(5,349)	(5,349)
Distributions declared ($0.3124 and $0.2658 per share to Class A and Class C, respectively)						(38,379)		(38,379)		(38,379)
Net loss						(32,120)		(32,120)	3,005	(29,115)
Other comprehensive loss:
Foreign currency translation adjustments							(17,298)	(17,298)	(4,180)	(21,478)
Change in net unrealized gain on derivative instruments							2,278	2,278		2,278
Repurchase of shares	(327,739)		(15,347)		(3,268)			(3,268)		(3,268)
Balance at June 30, 2015	101,555,642	$102	29,056,019	$29	$1,169,185	$(182,377)	$(35,961)	$950,978	$73,363	$1,024,341

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 6/30/2016 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$32,293	$15,303
Cash Flows — Investing Activities
Acquisitions of real estate, net of cash acquired	(55,328)	(496,489)
Funding and advances for build-to-suit projects	(54,001)	(9,515)
Value added taxes paid in connection with acquisition of real estate	(4,687)	(2,931)
Deposits for investments	4,000	—
Capital contributions to equity investment	(3,596)	(5,255)
Capital expenditures on real estate	(3,410)	(2,485)
Payment of deferred acquisition fees to an affiliate	(3,409)	(2,107)
Value added taxes refunded in connection with acquisition of real estate	2,814	—
Return of capital from equity investments in real estate	2,175	33
Change in investing restricted cash	579	6,051
Proceeds from sale of real estate	40	—
Other investing activities, net	37	(35)
Net Cash Used in Investing Activities	(114,786)	(512,733)
Cash Flows — Financing Activities
Proceeds from mortgage financing	72,290	338,267
Distributions paid	(40,334)	(36,298)
Proceeds from issuance of shares, net of issuance costs	20,166	114,677
Distributions to noncontrolling interests	(8,077)	(5,349)
Repurchase of shares	(5,162)	(3,268)
Change in financing restricted cash	4,941	(29)
Scheduled payments and prepayments of mortgage principal	(1,526)	(43,143)
Payment of deferred financing costs and mortgage deposits	(798)	(2,875)
Contributions from noncontrolling interests	41	2,300
Other financing activities, net	—	(50)
Proceeds from bond financing	—	66,328
Net Cash Provided by Financing Activities	41,541	430,560
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	411	(3,420)
Net decrease in cash and cash equivalents	(40,541)	(70,290)
Cash and cash equivalents, beginning of period	117,453	429,548
Cash and cash equivalents, end of period	$76,912	$359,258

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 6/30/2016 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA®:18 Limited Partnership, or the Operating Partnership, and at June 30, 2016 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At June 30, 2016, our portfolio was comprised of full or partial ownership interests in 59 properties, the majority of which were fully-occupied and triple-net leased to 99 tenants totaling 9.5 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 67 self-storage properties and eight multi-family properties totaling 6.5 million square feet.

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering.

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have an All Other category that includes our multi-family investments and our investment in a note receivable (Note 13). Our reportable business segments and All Other category are the same as our reporting units.

Note 2. Revisions of Previously-Issued Financial Statements

Error Associated with Financing Costs
During the second quarter of 2015, we identified an error related to the capitalization of financing costs associated with the refinancing of a mortgage loan, which should have been recorded as Interest expense within our consolidated statement of operations for the three months ended March 31, 2015. We have revised our consolidated statement of operations, which increased Interest expense, Loss before income taxes, Net loss, and Net loss attributable to CPA®:18 – Global by $0.9 million and Net loss per share for Class A and Class C common stock by $0.01. This also resulted in a corresponding decrease of $0.9 million to Other assets, Total assets, Distributions and accumulated losses, and Total equity within the consolidated balance sheet and, where applicable, within the consolidated statement of equity. In addition, the amounts for Net loss, Comprehensive loss and Comprehensive loss attributable to CPA®:18 – Global on the consolidated statement of comprehensive loss for the three months ended March 31, 2015 increased by $0.9 million.

CPA®:18 – Global 6/30/2016 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Revision of Share Repurchases
During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common shares repurchased and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in our consolidated financial statements. We evaluated the impact of this correction on previously-issued financial statements and concluded they were not materially misstated. In order to conform previous financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The correction eliminates Treasury stock of $4.8 million as of June 30, 2015 and results in corresponding reductions of Common stock and Additional paid-in capital, but has no impact on total equity within the consolidated balance sheets as of June 30, 2015 and consolidated statements of equity for the six months ended June 30, 2015. The accompanying consolidated statement of equity for the six months ended June 30, 2015 has been revised accordingly. In addition, we will revise the consolidated statement of changes in equity for the period ended September 30, 2015, as this financial statement is presented in a future filing. The misclassification had no impact on the previously-reported consolidated statements of operations, consolidated statements of comprehensive loss, or condensed consolidated statements of cash flows.

Note 3. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States, or GAAP.

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

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other

CPA®:18 – Global 6/30/2016 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of this change in guidance, we determined that eight entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosures. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures within the consolidated balance sheets. There were no other changes to our consolidated balance sheets or results of operations for the periods presented. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets, except for the financing arrangement of our sole equity method investment, for which we have provided the lender with a guarantee of amounts due primarily of principal and interest payments.

At June 30, 2016, we considered 13 entities VIEs, 12 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2016	December 31, 2015
Net investments in properties	$363,786	$360,049
Real estate under construction	169,727	119,115
Net investments in direct financing leases	11,556	12,684
Cash and cash equivalents	11,400	18,356
In-place lease intangible assets, net	71,412	73,487
Other intangible assets, net	22,414	22,316
Other assets, net	43,499	52,915
Total assets	$693,794	$658,922

Non-recourse debt, net	$196,274	$196,436
Bonds payable, net	59,258	56,259
Deferred income taxes	22,385	21,577
Accounts payable, accrued expenses and other liabilities	27,617	29,163
Total liabilities	$305,534	$303,435

As of June 30, 2016 and December 31, 2015, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity. As of June 30, 2016 and December 31, 2015, the net carrying amount of our equity investment was $14.5 million and $12.6 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Our consolidated balance sheets at June 30, 2016 and December 31, 2015, include a separate classification of our Equity investments in real estate for the amounts of $14.5 million and $12.6 million, respectively, which was previously classified in Other assets, net in our historical quarterly and annual reports.

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

CPA®:18 – Global 6/30/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changed the presentation of debt issuance costs, which were previously recognized as a deferred charge (that is, an asset) and required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We adopted ASU 2015-03 on January 1, 2016 and have disclosed the reclassification of our debt issuance costs in the Reclassifications section above.

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

CPA®:18 – Global 6/30/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-03 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

CPA®:18 – Global 6/30/2016 10-Q – 11

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates, which excludes the fees that impact equity as further disclosed below the tables, in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,468	$1,729	$4,877	$3,146
Available Cash Distributions	2,380	1,422	3,657	2,316
Acquisition expenses	2,322	13,219	3,484	18,681
Personnel and overhead reimbursements	740	284	1,609	443
Interest expense on deferred acquisition fees and accretion of interest on annual distribution and shareholder servicing fee	188	96	428	173
Annual distribution and shareholder servicing fee (a)	—	665	—	1,165
	$8,098	$17,415	$14,055	$25,924

Acquisition Fees Capitalized
Current acquisition fees	$452	$2,909	$1,821	$6,375
Deferred acquisition fees	362	2,327	1,457	5,100
Capitalized personnel and overhead reimbursements	73	—	248	—
	$887	$5,236	$3,526	$11,475
___________

(a)
For the three and six months ended June 30, 2016, we paid $0.6 million and $1.3 million, respectively, related to the annual distribution and shareholder servicing fee, which, beginning in the fourth quarter of 2015, is accounted for as a reduction in our shareholder servicing fee liability.

CPA®:18 – Global 6/30/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to affiliate in the consolidated financial statements (in thousands):

	June 30, 2016	December 31, 2015
Due to Affiliate
Deferred acquisition fees, including interest	$20,969	$26,747
Shareholder servicing fee liability	8,301	9,394
Accounts payable and other	3,064	3,872
Asset management fees payable	784	813
Current acquisition fees	—	3,148
	$33,118	$43,974

Organization and Offering Costs

Pursuant to the advisory agreement, we were liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial LLC, or Carey Financial, our dealer manager and an affiliate of our Advisor (who may then reimburse selected dealers) for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. Total underwriting compensation paid in connection with our offering, including selling commissions and the dealer manager fee, and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc., the regulator for broker-dealers like Carey Financial, which limit underwriting compensation to 10% of gross offering proceeds. Our Advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceeded, in the aggregate, 1.5% of the gross proceeds from our initial public offering. From inception and through June 30, 2016, our Advisor incurred organization and offering costs of $8.7 million on our behalf, all of which we were obligated to pay because such costs did not exceed 1.5% of the gross proceeds from our initial public offering. As a result, we have fully repaid our Advisor for such costs, which we have charged to stockholders’ equity in our consolidated financial statements.

Loans from WPC

In January 2013, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC was able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by our Advisor’s investment committee that we would not otherwise have had sufficient available funds to complete. All loans were made solely at the discretion of WPC’s management. This line of credit with WPC was terminated in January 2016. We did not borrow any funds from WPC during the three and six months ended June 30, 2016 or 2015, nor did we have any amounts outstanding at June 30, 2016 or December 31, 2015. In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $50.0 million, in the aggregate, at a rate equal to the rate at which WPC can to borrow funds under its senior credit facility (Note 14).

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. We amended the advisory agreement in 2015, so that the asset management fees are payable in cash or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was published in May 2016 and estimated to be $7.90 for Class A common stock as of March 31, 2016 (before our initial NAV was published in March 2016, as was the case at December 31, 2015, we used the offering price of our Class A shares of $10.00 per share). For both the three and six months ended June 30, 2016 and 2015, our Advisor received its asset management fees in shares of our Class A common stock, which is a non-cash financing activity. At June 30, 2016, our Advisor owned 1,575,163 shares, or 1.2%, of our Class A common stock outstanding. Asset management fees are included in Property expenses in the consolidated financial statements.

CPA®:18 – Global 6/30/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Selling Commissions and Dealer Manager Fees

Pursuant to our dealer manager agreement, Carey Financial received a selling commission in connection with our initial public offering of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively. Our initial public offering closed on April 2, 2015. These amounts were recorded in Additional paid-in capital in the consolidated financial statements. We recorded selling commissions and dealer manager fees of $107.9 million on a cumulative basis through June 30, 2016.

Annual Distribution and Shareholder Servicing Fee

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class C common stock, which it may re-allow to selected dealers. The amount of the annual distribution and shareholder servicing fee was initially 1.0% of the offering price per share of our Class C common stock, but is now 1.0% of the most recently published NAV of our Class C common stock, which was published in May 2016 and estimated to be $7.90 for Class C common stock as of March 31, 2016. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the annual distribution and shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, reaches 10.0% of the gross proceeds from our initial public offering, which it has not yet reached. At June 30, 2016 and December 31, 2015, we had a liability of $8.3 million and $9.4 million, respectively, within Due to affiliate to reflect the present value of the estimated future payments that we expect to pay Carey Financial.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily-marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the cumulative periods ended June 30, 2016 and December 31, 2015. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements. The total acquisition fees to be paid (initial and subordinated, and including interest thereon) may not exceed 6.0% of the aggregate contract purchase price of all investments and loans.

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

CPA®:18 – Global 6/30/2016 10-Q – 14

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

Available Cash Distributions

WPC’s interest in the Operating Partnership entitles it to receive distributions of 10.0% of the available cash generated by the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Available Cash Distributions are included in Net income attributable to noncontrolling interests in the consolidated financial statements.

Jointly-Owned Investments and Other Transactions with our Affiliates

At June 30, 2016, we owned interests ranging from 50% to 97% in jointly-owned investments, with the remaining interests held by affiliates or by third parties. We consolidate all of these joint ventures because we are either the majority equity holder and/or we control the significant activities of the ventures. Additionally, no other parties hold any rights that overcome our control. We account for the minority share of these investments as noncontrolling interests.

Note 5. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Land	$176,416	$173,094
Buildings	825,283	813,480
Less: Accumulated depreciation	(44,500)	(31,467)
	$957,199	$955,107

The carrying value of our Real estate increased by $13.3 million from December 31, 2015 to June 30, 2016, due to the weakening of the U.S. dollar relative to foreign currencies (primarily the euro) during the period.

Operating Real Estate

Operating real estate, which consists of our self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Land	$97,612	$86,016
Buildings	458,625	404,836
Less: Accumulated depreciation	(18,559)	(10,727)
	$537,678	$480,125

CPA®:18 – Global 6/30/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Acquisitions of Real Estate and Operating Real Estate During 2016

Asset Acquisition

On February 19, 2016, we invested in a build-to-suit joint venture with a third party for a university complex development site located in Accra, Ghana for $6.5 million, which includes capitalized acquisition costs of $2.6 million. Upon completion of this project, which is estimated to be in 2018, our total investment is expected to be approximately $65.7 million. We deemed this investment to be a VIE since the joint venture does not have sufficient equity at risk. Additionally, we consolidate the entity, since we currently wholly own and control the joint venture. See Real Estate Under Construction below for more details.

In connection with the above project, during the three months ended March 31, 2016, the joint venture obtained third-party financing, which is subject to the tenant obtaining a letter of credit, in an amount up to $41.0 million with an estimated interest rate based on the U.S. treasury rate plus 300 basis points. If the tenant is unable to obtain the letter of credit, we have the right to rescind our future commitments. As of June 30, 2016, we had no amount outstanding under the financing arrangement. In addition, the joint venture has procured a policy of political risk insurance on its equity investment, which is subject to coverage-specific limits and other conditions.

Business Combinations — Self-Storage Properties

During the six months ended June 30, 2016, we acquired the following four self-storage investments, for a total of $43.0 million:

•	$20.3 million for five facilities, including three in Delaware, one in Milford, Massachusetts, and one in Washington D.C. on April 11, 2016;

•	$11.0 million for a facility in Gilroy, California on February 17, 2016;

•	$5.6 million for a facility in Avondale, Louisiana on January 14, 2016; and

•	$6.1 million for a facility in Kissimmee, Florida on January 14, 2016.

In connection with these self-storage property transactions, we incurred acquisition expenses totaling $4.7 million, which are included in Acquisition expenses in the consolidated financial statements.

During the six months ended June 30, 2016, we obtained non-recourse mortgage loans totaling $73.3 million, of which $13.8 million relate to our 2016 acquisitions and the remainder related to our 2015 acquisitions. In addition, we assumed certain non-recourse mortgage loans totaling $27.9 million, which related to the properties we acquired on April 11, 2016 (Note 10).

CPA®:18 – Global 6/30/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Summary of Assets Acquired and Liabilities Assumed

The following tables present a summary of assets acquired and liabilities assumed in our business combinations at the date of acquisition, and revenues and earnings thereon since their respective dates of acquisition through June 30, 2016 (in thousands):

Self-Storage Properties (a)
Cash consideration	$43,023
Assets acquired at fair value:
Land	$11,573
Buildings	51,231
In-place lease intangible assets	8,158
Other assets acquired	447
71,409
Liabilities assumed at fair value:
Mortgages assumed	(27,925)
Other liabilities assumed	(461)
(28,386)
Total identifiable net assets	$43,023

Self-Storage Properties
Respective Acquisition dates through June 30, 2016
Revenues	$2,107

Net loss	$(5,333)
Net loss attributable to CPA®:18 – Global	$(5,333)
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

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Six Months Ended June 30, 2016
Beginning balance	$131,930
Capitalized funds	63,474
Capitalized interest	3,402
Foreign currency translation adjustments	(2,118)
Placed into service	(1,229)
Ending balance	$195,459

Capitalized Funds — During the six months ended June 30, 2016, total capitalized funds primarily related to our build-to-suit projects, which were comprised primarily of initial funding of $6.5 million and construction draws of $54.3 million, which include accrued costs of $3.6 million and is a non-cash investing activity.

CPA®:18 – Global 6/30/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Capitalized Interest — Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, which totaled $3.4 million during the six months ended June 30, 2016 and is a non-cash investing activity.

Placed into Service — During the six months ended June 30, 2016, we placed into service one build-to-suit expansion project totaling $1.2 million, which is a non-cash investing activity.

Ending Balance — At June 30, 2016, we had six open build-to-suit projects and two open build-to-suit expansion projects with aggregate unfunded commitments totaling approximately $194.3 million, which included $24.7 million related to our equity investment. At June 30, 2016, the aggregate unfunded commitments related to our VIEs totaled $181.8 million.

Equity Investment in Real Estate

We have an interest in an unconsolidated investment that relates to a joint venture for the development of self-storage facilities in Canada. This investment is jointly-owned with a third party, which is also the general partner. On May 2, 2016, the joint venture purchased a vacant parcel of land in Vaughan, Ontario, Canada for $2.0 million, which is based on the exchange rate of the Canadian dollar at the date of acquisition. This parcel of land will be the site of our third self-storage development in Canada as a part of our joint venture.

At June 30, 2016, the total equity investment balance for these properties was $14.5 million. The joint venture also had total third-party recourse debt of $6.9 million as of June 30, 2016.

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

Net Investments in Direct Financing Leases

Interest income from direct financing leases was $1.2 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $2.3 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both June 30, 2016 and December 31, 2015, we had no significant balances of our finance receivables that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the six months ended June 30, 2016 or the year ended December 31, 2015. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2016.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
1	1	1	$11,556	$12,684
2	1	1	9,111	9,065
3	4	4	57,817	58,217
4	—	—	—	—
5	—	—	—	—
	0		$78,484	$79,966

CPA®:18 – Global 6/30/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties (Note 5) during the six months ended June 30, 2016, we have recorded In-place lease intangibles of $8.2 million that are being amortized over a period of approximately two years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Below-market ground lease intangibles and above-market rent intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Goodwill represents the consideration exceeding the fair value of the identifiable assets acquired and liabilities assumed for certain of our previously acquired investments that were deemed to be business combinations. Goodwill resulted primarily from recognizing deferred tax liabilities in connection with the acquisition of certain of our foreign investments. The following table presents a reconciliation of our goodwill, which is included in our Net Lease reporting unit (in thousands):

Six Months Ended June 30, 2016
Balance at January 1, 2016	$23,389
Foreign currency translation	992
Balance at June 30, 2016	$24,381

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$265,445	$(64,540)	$200,905	$255,510	$(43,090)	$212,420
Below-market ground lease	21,304	(537)	20,767	20,894	(325)	20,569
Above-market rent	12,272	(1,878)	10,394	12,174	(1,322)	10,852
	299,021	(66,955)	232,066	288,578	(44,737)	243,841
Unamortizable Intangible Assets
Goodwill	24,381	—	24,381	23,389	—	23,389
Total intangible assets	$323,402	$(66,955)	$256,447	$311,967	$(44,737)	$267,230

Amortizable Intangible Liabilities
Below-market rent	$(15,296)	$2,597	$(12,699)	$(15,439)	$1,546	$(13,893)
Above-market ground lease	(110)	2	(108)	(121)	2	(119)
Total intangible liabilities	$(15,406)	$2,599	$(12,807)	$(15,560)	$1,548	$(14,012)

Net amortization of intangibles, including the effect of foreign currency translation, was $10.9 million and $7.2 million for the three months ended June 30, 2016 and 2015, respectively, and $21.2 million and $13.3 million for the six months ended June 30, 2016 and 2015, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income, amortization of below-market and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease intangibles is included in Depreciation and amortization expense.

CPA®:18 – Global 6/30/2016 10-Q – 19

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

Rent Guarantees — Our rent guarantees, which are included in Other assets, net in the consolidated financial statements, are related to three of our international investments. These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At June 30, 2016 and December 31, 2015, our rent guarantees had a fair value of $1.0 million and $1.3 million, respectively. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% and a growth rate of 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. During the three and six months ended June 30, 2016, we recognized $1.0 million and $0.8 million, respectively, of mark-to-market gains related to these rent guarantees within Other income and (expenses) on our consolidated financial statements.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during the three and six months ended June 30, 2016 and 2015. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a) (b)	3	$1,105,058	$1,148,255	$999,213	$1,022,641
Note receivable (c)	3	28,000	28,400	28,000	28,400
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

CPA®:18 – Global 6/30/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2016 and December 31, 2015.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in its fair value and/or the net settlement of the derivative are reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive (loss) income into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2016 and December 31, 2015, no cash collateral had been posted or received for any of our derivative positions.

CPA®:18 – Global 6/30/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Foreign currency forward contracts and collars	Other assets, net	$5,913	$7,471	$—	$—
Interest rate caps	Other assets, net	1	17	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(68)	(28)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(3,886)	(1,568)
		$5,914	$7,488	$(3,954)	$(1,596)

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Foreign currency forward contracts and collars	$930	$(1,019)	$(1,421)	$1,789
Interest rate swaps	(832)	1,284	(2,313)	502
Interest rate caps	(3)	(13)	(16)	(13)
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency forward contracts and collars	76	10	(140)	90
Total	$171	$262	$(3,890)	$2,368
___________

(a)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Foreign currency forward contracts and collars	Other income and (expenses)	$296	$306	$668	$562
Interest rate swaps	Interest expense	(218)	(299)	(430)	(600)
Total		$78	$7	$238	$(38)

CPA®:18 – Global 6/30/2016 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive (loss) income related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At June 30, 2016, we estimated that an additional $0.9 million and $1.4 million will be reclassified as Interest expense and Other income and (expenses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Foreign currency collars	Other income and (expenses)	$3	$—	$(10)	$—

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	(5)	—	(5)	—
		$(2)	$—	$(15)	$—
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at June 30, 2016 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2016
Interest rate swaps	7	54,454	USD	$(3,886)
Interest rate caps	2	22,000	USD	1
				$(3,885)

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

CPA®:18 – Global 6/30/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

the foreign currency. These instruments lock the range in which a foreign currency exchange rate may fluctuate. Our foreign currency forward contracts and foreign currency collars have maturities of 76 months or less.

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2016 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2016
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts and collars	69	29,754	EUR	$3,708
Foreign currency forward contracts and collars	50	97,565	NOK	1,833
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts and collars	8	31,077	NOK	304
				$5,845

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2016. At June 30, 2016, our total credit exposure was $5.7 million and the maximum exposure to any single counterparty was $3.3 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $4.0 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $4.5 million and $1.7 million, respectively.

Note 10. Non-Recourse Debt and Bonds Payable

Debt consists of non-recourse mortgage notes and bonds payable. At June 30, 2016, our debt bore interest at fixed annual rates ranging from 1.6% to 5.8% and variable contractual annual rates ranging from 2.1% to 5.1%, with maturity dates from 2017 to 2039.

During the six months ended June 30, 2016, we obtained or assumed several non-recourse mortgage financings totaling $101.2 million, with a weighted-average annual interest rate of 4.7% and term of eight years.

In addition, during the six months ended June 30, 2016, we obtained third-party mortgage loans related to the following investments, which had no amounts outstanding as of June 30, 2016:

•
$41.0 million related to the university complex development site located in Accra, Ghana (Note 5), which is subject to the tenant obtaining a letter of credit and will bear an estimated interest rate based on the U.S. treasury rate plus 300 basis points upon draw down;

•	€15.2 million related to development of a hotel located in Hamburg, Germany, which will bear an interest rate of 2.1% upon draw down;

•
€12.8 million related to the expansion of an industrial facility located in Michalovce, Slovakia, which will bear an estimated interest rate based upon the Euro Interbank Offered Rate plus 3.1% upon draw down;

•
€48.0 million related to the development of an office building located in Eindhoven, the Netherlands, which will bear an estimated interest rate based upon the Euro Interbank Offered Rate plus 2.5% upon draw down; and

•	€17.2 million related to a net-leased hotel located in Stuttgart, Germany that was previously acquired on December 30, 2015, which will bear an estimated fixed rate of 1.8% upon draw down.

CPA®:18 – Global 6/30/2016 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$1,962
2017	22,110
2018	26,803
2019	5,150
2020	115,354
Thereafter through 2039	943,223
1,114,602
Unamortized discount, net	(28)
Deferred financing costs (a)	(9,516)
Total	$1,105,058
___________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015 (Note 3).

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2016. The carrying value of our Non-recourse debt, net and Bonds payable, net increased by $8.4 million from December 31, 2015 to June 30, 2016, reflecting the impact of the weakening of the U.S. dollar relative to certain foreign currencies (primarily the euro) during the same period.

Note 11. Commitments and Contingencies

At June 30, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 5 for unfunded construction commitments.

Note 12. Loss Per Share and Equity

Basic and Diluted Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	105,182,645	$(7,882)	$(0.07)	101,460,830	$(14,961)	$(0.15)
Class C common stock	29,928,571	(2,330)	(0.08)	29,033,036	(4,946)	(0.17)
Net loss attributable to CPA®:18 – Global		$(10,212)			$(19,907)

CPA®:18 – Global 6/30/2016 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015 (a)
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	104,577,599	$(9,485)	$(0.09)	101,053,789	$(24,673)	$(0.24)
Class C common stock	29,843,149	(2,924)	(0.10)	25,729,488	(7,447)	(0.29)
Net loss attributable to CPA®:18 – Global		$(12,409)			$(32,120)
___________

(a)	As discussed in Note 3, we revised our consolidated statement of operations for the three months ended March 31, 2015.

The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For the three and six months ended June 30, 2016, the allocation for Class A common stock excludes $0.1 million and $0.2 million, respectively, of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability, which is only applicable to Class C common stock (Note 4). For the three and six months ended June 30, 2015, the allocation for Class A common stock excludes the annual distribution and shareholder servicing fee of $0.7 million and $1.2 million, respectively, which is only allocated to Class C common stock (Note 4).

Distributions

During the first quarter of 2016, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1337 per share for our Class C common stock for the quarter ending March 31, 2016. Distributions in the aggregate amount of $20.3 million were paid on April 15, 2016 to stockholders of record on March 31, 2016.

During the second quarter of 2016, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1376 per share for our Class C common stock for the quarter ending June 30, 2016. Distributions in the aggregate amount of $20.6 million were paid on July 15, 2016 to stockholders of record on June 30, 2016.

Distributions are declared at the discretion of our board of directors and are not guaranteed. Until we fully invest the net proceeds of our initial public offering, we expect that a significant portion of our distributions will be paid primarily from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

CPA®:18 – Global 6/30/2016 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,515	$(41,782)	$(40,267)
Other comprehensive loss before reclassifications	173	(10,788)	(10,615)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	218	—	218
Other income and (expenses)	(296)	—	(296)
Net current-period Other comprehensive loss	95	(10,788)	(10,693)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	1,193	1,193
Ending balance	$1,610	$(51,377)	$(49,767)

	Three Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$3,178	$(49,654)	$(46,476)
Other comprehensive income before reclassifications	259	12,152	12,411
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	299	—	299
Other income and (expenses)	(306)	—	(306)
Net current-period Other comprehensive income	252	12,152	12,404
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(1,889)	(1,889)
Ending balance	$3,430	$(39,391)	$(35,961)

CPA®:18 – Global 6/30/2016 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,360	$(55,676)	$(50,316)
Other comprehensive income before reclassifications	(3,512)	5,776	2,264
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	430	—	430
Other income and (expenses)	(668)	—	(668)
Net current-period Other comprehensive income	(3,750)	5,776	2,026
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(1,477)	(1,477)
Ending balance	$1,610	$(51,377)	$(49,767)

	Six Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,152	$(22,093)	$(20,941)
Other comprehensive loss before reclassifications	2,240	(21,478)	(19,238)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	600	—	600
Other income and (expenses)	(562)	—	(562)
Net current-period Other comprehensive loss	2,278	(21,478)	(19,200)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	4,180	4,180
Ending balance	$3,430	$(39,391)	$(35,961)

CPA®:18 – Global 6/30/2016 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Segment Reporting

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have an All Other category that includes our multi-family investments and our investment in a note receivable (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Lease
Revenues	$27,169	$20,878	$54,631	$41,232
Operating expenses	(15,438)	(19,788)	(30,722)	(30,920)
Interest expense	(7,263)	(6,995)	(14,580)	(12,770)
Other income and expenses, excluding interest expense	640	(156)	711	97
Benefit from (provision for) income taxes	405	(811)	226	(1,137)
Loss on sale of real estate, net of tax	—	—	(63)	—
Net income attributable to noncontrolling interests	(376)	(276)	(835)	(772)
Net income (loss) attributable to CPA®:18 – Global	$5,137	$(7,148)	$9,368	$(4,270)
Self Storage
Revenues	$12,397	$5,615	$22,706	$8,976
Operating expenses	(16,500)	(11,852)	(30,248)	(18,054)
Interest expense	(2,734)	(1,218)	(4,995)	(1,893)
Other income and expenses, excluding interest expense	(9)	11	(17)	11
Provision for income taxes	(56)	(15)	(91)	(23)
Net loss attributable to CPA®:18 – Global	$(6,902)	$(7,459)	$(12,645)	$(10,983)
All Other
Revenues	$6,149	$3,979	$12,176	$7,437
Operating expenses	(4,131)	(5,930)	(8,048)	(12,440)
Interest expense	(1,211)	(648)	(2,419)	(1,259)
(Provision for) benefit from income taxes	(51)	9	(79)	16
Net (income) loss attributable to noncontrolling interests	(2)	54	(7)	83
Net income (loss) attributable to CPA®:18 – Global	$754	$(2,536)	$1,623	$(6,163)
Corporate
Unallocated Corporate Overhead (a)	$(6,821)	$(1,342)	$(7,098)	$(8,388)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(2,380)	$(1,422)	$(3,657)	$(2,316)
Total Company
Revenues	$45,715	$30,472	$89,513	$57,645
Operating expenses	(40,030)	(41,413)	(77,513)	(68,526)
Interest expense	(10,320)	(8,009)	(20,680)	(16,095)
Other income and expenses, excluding interest expense	(2,952)	568	1,033	(1,931)
Benefit from (provision for) income taxes	133	119	(200)	(208)
Loss on sale of real estate, net of tax	—	—	(63)	—
Net income attributable to noncontrolling interests	(2,758)	(1,644)	(4,499)	(3,005)
Net loss attributable to CPA®:18 – Global	$(10,212)	$(19,907)	$(12,409)	$(32,120)

CPA®:18 – Global 6/30/2016 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

	Total Long-Lived Assets		Total Assets
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015 (b)
Net Lease	$1,154,348	$1,105,237	$1,475,975	$1,446,865
Self Storage	372,921	314,247	424,081	363,284
All Other	241,551	227,644	249,725	238,240
Corporate	—	—	52,113	86,294
Total Company	$1,768,820	$1,647,128	$2,201,894	$2,134,683
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

Note 14. Subsequent Events

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of providing us financial flexibility as we execute our capital plan.

CPA®:18 – Global 6/30/2016 10-Q – 30

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

Significant Developments

Net Asset Value

Our Advisor calculated our quarterly NAV as of March 31, 2016 in accordance with our valuation policies and determined that the quarterly NAV for both our Class A and Class C common stock was $7.90, which was the same at December 31, 2015. Our Advisor calculates our NAV by relying in part on a prior appraisal of the fair market value of our real estate portfolio as of December 31, 2015 and updated estimates of the fair market value of debt as of March 31, 2016, both provided by a third party. Our advisor then updated the prior appraisal of our real estate portfolio and adjusted the resulting net equity of our real estate portfolio for certain items. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, tenant defaults, and development projects that are not yet generating income, among others. The majority of our costs associated with development projects is included in Real estate under construction in our consolidated financial statements and approximates $195.5 million as of June 30, 2016. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information on the calculation of our quarterly NAV at March 31, 2016, please see our Current Report on Form 8-K dated May 26, 2016.

Acquisition and Financing Activity

During the six months ended June 30, 2016, we acquired six new investments for an aggregate amount of $141.3 million and obtained mortgage financing totaling $101.2 million.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of providing us financial flexibility as we execute our capital plan.

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

CPA®:18 – Global 6/30/2016 10-Q – 31

Portfolio Summary

	June 30, 2016	December 31, 2015
Number of net-leased properties (a)	59	58
Number of operating properties (b)	75	66
Number of tenants (a)	99	96
Total square footage (in thousands)	15,975	15,442
Occupancy — Single-tenant (c)	100.0%	100.0%
Occupancy — Multi-tenant (c)	96.6%	93.4%
Occupancy — Self-storage	91.6%	87.1%
Occupancy — Multi-family	94.1%	93.5%
Weighted-average lease term — Single-tenant properties (in years) (c)	11.0	11.5
Weighted-average lease term — Multi-tenant properties (in years) (c)	7.0	7.8
Number of countries	11	10
Total assets (in thousands)	$2,201,894	$2,134,683
Net investments in real estate (in thousands)	1,768,820	1,647,128

	Six Months Ended June 30,
(dollars in thousands, except exchange rate)	2016	2015
Acquisition volume — consolidated (d) (e)	$141,306	$686,258
Acquisition volume — pro rata (c) (d) (e) (f)	156,840	690,641
Financing obtained — consolidated	101,245	371,777
Financing obtained — pro rata (c)	101,245	363,176
Average U.S. dollar/euro exchange rate (g)	1.1158	1.1162
Average U.S. dollar/British pound sterling exchange rate (h)	1.4335	1.5238
Increase in the U.S. CPI (i)	1.9%	1.6%
Increase in the Harmonized Index of Consumer Prices (i)	0.5%	0.7%
Increase in the Norwegian CPI (i)	2.9%	1.5%
__________

(a)
Represents our single-tenant and multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum ABR for the property. See Terms and Definitions below for a description of ABR.

(b)	At June 30, 2016, our operating portfolio consisted of 67 self-storage properties and eight multi-family properties, all of which are managed by third parties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata metrics.

(d)	Includes consolidated investments and build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding, and excludes investments in unconsolidated joint ventures.

(e)	Includes acquisition-related expenses, which were included in Acquisition expenses in the consolidated financial statements.

(f)	Includes investments in unconsolidated joint ventures.

(g)	The average conversion rate for the U.S. dollar in relation to the euro did not materially change during the six months ended June 30, 2016 as compared to the same period in 2015.

(h)
The average exchange rate for the U.S. dollar in relation to the British pound sterling decreased by 5.9% during the six months ended June 30, 2016 as compared to the same period in 2015, resulting in a negative impact on earnings in 2016 from our British pound sterling-denominated investments.

(i)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

CPA®:18 – Global 6/30/2016 10-Q – 32

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at June 30, 2016. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	$8,351	9%	$4,175	5%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	7,239	8%	3,620	4%
Konzum d.d. (a)	Retail	Grocery	Split, Zadar, Zagreb (3), Croatia	6,277	7%	5,022	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	5,646	6%	5,646	7%
Apply Sørco AS (a)	Office	Business Services	Stavanger, Norway	5,433	6%	2,771	3%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	4,847	5%	4,847	6%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,382	5%	4,382	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	4,048	4%	3,647	5%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,773	4%	3,773	5%
Board of Regents, State of Iowa	Office	Sovereign and Public Finance	Coralville, Iowa	3,315	3%	2,984	4%
Total				$53,311	57%	$40,867	50%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:18 – Global 6/30/2016 10-Q – 33

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
Midwest	$21,797	23%	$21,466	26%
South	14,582	15%	10,963	13%
East	3,348	4%	3,348	4%
West	412	—%	412	2%
U.S. Total	40,139	42%	36,189	45%

International
Norway	16,368	17%	13,085	16%
The Netherlands	8,683	9%	8,683	11%
Poland	8,478	9%	4,239	5%
Croatia	6,277	7%	5,022	6%
Mauritius	4,847	5%	4,847	6%
United Kingdom	4,505	5%	4,452	5%
Germany	3,655	4%	3,542	4%
Slovakia	1,530	2%	1,530	2%
International Total	54,343	58%	45,400	55%

Total	$94,482	100%	$81,589	100%

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$51,281	54%	$40,376	50%
Retail	12,554	13%	12,103	15%
Industrial	12,103	13%	11,511	14%
Warehouse	11,511	12%	10,677	13%
Hotel	7,033	8%	6,922	8%
Total	$94,482	100%	$81,589	100%

CPA®:18 – Global 6/30/2016 10-Q – 34

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Grocery	$10,325	11%	$8,669	11%
Banking	8,351	9%	4,175	5%
Sovereign and Public Finance	7,868	8%	7,484	9%
Insurance	7,744	8%	4,125	5%
Hotel, Gaming, and Leisure	7,114	8%	6,963	9%
Business Services	6,680	7%	4,018	5%
Containers, Packaging, and Glass	5,646	6%	5,646	7%
Capital Equipment	5,196	5%	5,196	6%
Retail Stores	4,692	5%	4,692	6%
Oil and Gas	4,417	5%	4,415	5%
Utilities: Electric	3,816	4%	3,816	5%
Metals and Mining	3,263	4%	3,263	4%
Media: Advertising, Printing, and Publishing	3,132	3%	3,132	4%
High Tech Industries	2,983	3%	2,877	4%
Consumer Services	2,069	2%	1,992	2%
Automotive	1,918	2%	1,918	2%
Construction and Building	1,753	2%	1,753	2%
Healthcare and Pharmaceuticals	1,530	2%	1,530	2%
Non-Durable Consumer Goods	1,252	1%	1,252	2%
Telecommunications	1,036	1%	1,012	1%
Electricity	1,012	1%	1,012	1%
Wholesale	988	1%	988	1%
Cargo Transportation	885	1%	885	1%
Other (a)	812	1%	776	1%
Total	$94,482	100%	$81,589	100%
__________

(a)	Includes ABR from tenants in the following industries: environmental industries and durable consumer goods.

CPA®:18 – Global 6/30/2016 10-Q – 35

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration (b)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2016	5	$1,939	2%	5	$1,898	2%
2017	6	986	1%	6	984	1%
2018	6	677	1%	6	653	1%
2019	8	1,048	1%	8	1,048	1%
2020	7	1,924	2%	7	1,836	2%
2021	4	1,279	1%	4	1,173	1%
2022	5	1,730	2%	5	1,730	2%
2023	9	18,931	20%	9	14,278	18%
2024	10	4,715	5%	10	4,715	6%
2025	9	6,212	7%	9	6,212	8%
2026	5	6,186	6%	5	6,186	8%
2027	8	5,892	6%	8	5,892	7%
2028	6	14,130	15%	6	7,849	10%
2029	5	9,184	10%	5	9,184	11%
Thereafter	21	19,649	21%	21	17,951	22%
Total	114	$94,482	100%	114	$81,589	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)
These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent both consolidated and pro rata ABR of $3.6 million.

CPA®:18 – Global 6/30/2016 10-Q – 36

Operating Properties

At June 30, 2016, our operating portfolio consisted of 67 self-storage properties, which had an average occupancy rate of 91.6%, and eight multi-family properties, which had an average occupancy rate of 94.1%. At June 30, 2016, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	23	2,277
Texas	13	1,201
California	10	860
Georgia	5	593
North Carolina	2	403
Nevada	3	243
Delaware	3	241
Kentucky	1	121
Hawaii	2	95
District of Columbia	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Illinois	1	58
Massachusetts	1	58
Missouri	1	41
Oregon	1	39
U.S. Total	70	6,480
Canada (a)	3	—
United Kingdom (b)	2	—
International Total	5	—
Total	75	6,480
__________

(a)	Represents three build-to-suit projects for self-storage facilities.

(b)	Represents two build-to-suit projects for student housing developments.

CPA®:18 – Global 6/30/2016 10-Q – 37

Build-to-Suit and Development Projects

As of June 30, 2016, we had the following consolidated development properties and joint-venture development projects, which remain under construction:

(in thousands, except square footage and number of buildings)

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)
Q3 2016	Industrial	Michalovce, Slovakia (d)	100.0%	1	134,555	$12,984	$10,186
Q3 2016	Hotel	Munich, Germany	94.9%	1	244,176	71,321	63,070
Q4 2016	Student Housing	Reading, England	96.0%	1	103,194	44,330	28,926
Q2 2017	Hotel	Hamburg, Germany	100.0%	1	104,286	20,746	11,027
Q3 2017	Student Housing	Portsmouth, England	97.0%	1	126,807	49,028	9,719
Q2 2017	Office	Eindhoven, Netherlands	100.0%	1	269,100	84,733	40,498
Q4 2017	Office/Student Housing	Accra, Ghana	100.0%	6	506,537	60,630	10,734
Q4 2017	Hotel	Stuttgart, Germany (e)	94.9%	1	244,513	3,417	3,417
				13	1,733,168	$347,189	177,577
Third-party contributions (f)							(904)
Total							$176,673
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)
Amounts related to certain of our build-to-suit projects are denominated in a foreign currency. For these projects, amounts are based on their respective spot rates as of June 30, 2016, where applicable.

(c)
Amounts presented include certain costs that have been fully funded as of June 30, 2016 and are included in Other assets, net but not yet used in construction and therefore not included in Real estate under construction. These amounts also exclude capitalized interest, accrued costs, and capitalized acquisition fees for our advisor, which are all included in Real estate under construction.

(d)	This project relates to a build-to-suit expansion of an existing industrial facility.

(e)	This project relates to a build-to-suit expansion of an existing hotel, which we have fully funded but was still under development as of June 30, 2016.

(f)	Amount represents the funds contributed from our joint-venture partners.

We also have an interest in an unconsolidated joint venture for the development of three self-storage facilities. This investment is jointly-owned with a third party, which is also the general partner. At June 30, 2016, our estimated costs for these investments aggregate to a total of $43.0 million, of which $18.3 million has been funded.

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

CPA®:18 – Global 6/30/2016 10-Q – 38

Financial Highlights

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$45,715	$30,472	$89,513	$57,645
Acquisition expenses	2,816	17,180	4,711	23,780
Net loss attributable to CPA®:18 – Global	(10,212)	(19,907)	(12,409)	(32,120)

Cash distributions paid	20,256	18,667	40,334	36,298

Net cash provided by operating activities			32,293	15,303
Net cash used in investing activities			(114,786)	(512,733)
Net cash provided by financing activities			41,541	430,560

Supplemental financial measures:
FFO attributable to CPA®:18 – Global (a)	9,672	(6,911)	26,562	(8,422)
MFFO attributable to CPA®:18 – Global (a)	14,916	9,791	28,605	18,052
Adjusted MFFO attributable to CPA®:18 – Global (a)	15,098	9,762	28,946	17,949
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

Total revenues, Net loss attributable to CPA®:18 – Global, Net cash provided by operating activities, FFO, MFFO, and Adjusted MFFO improved for the six months ended June 30, 2016 as compared to the same period in 2015, primarily reflecting the impact of our investments acquired or placed into service during 2016 and 2015.

CPA®:18 – Global 6/30/2016 10-Q – 39

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues
Lease revenues	$24,124	$19,350	$4,774	$48,588	$37,458	$11,130
Other real estate income - operating property revenues	17,842	8,891	8,951	33,479	15,024	18,455
Reimbursable tenant costs	3,006	1,554	1,452	5,776	3,747	2,029
Interest income and other	743	677	66	1,670	1,416	254
	45,715	30,472	15,243	89,513	57,645	31,868
Operating Expenses
Depreciation and amortization:
Net-leased properties	11,470	8,636	2,834	22,994	16,517	6,477
Operating properties	9,922	5,896	4,026	18,901	10,134	8,767
	21,392	14,532	6,860	41,895	26,651	15,244
Property expenses:
Operating properties	7,837	3,687	4,150	14,627	6,280	8,347
Reimbursable tenant costs	3,006	1,554	1,452	5,776	3,747	2,029
Asset management fees	2,468	1,729	739	4,877	3,146	1,731
Net-leased properties	997	891	106	2,077	1,198	879
	14,308	7,861	6,447	27,357	14,371	12,986
Acquisition expenses	2,816	17,180	(14,364)	4,711	23,780	(19,069)
General and administrative	1,514	1,840	(326)	3,550	3,724	(174)
	40,030	41,413	(1,383)	77,513	68,526	8,987
Other Income and Expenses
Interest expense	(10,320)	(8,009)	(2,311)	(20,680)	(16,095)	(4,585)
Other income and (expenses)	(2,952)	568	(3,520)	1,033	(1,931)	2,964
	(13,272)	(7,441)	(5,831)	(19,647)	(18,026)	(1,621)
Loss before income taxes and loss on sale of real estate	(7,587)	(18,382)	10,795	(7,647)	(28,907)	21,260
Benefit from (provision for) income taxes	133	119	14	(200)	(208)	8
Loss before loss on sale of real estate	(7,454)	(18,263)	10,809	(7,847)	(29,115)	21,268
Loss on sale of real estate, net of tax	—	—	—	(63)	—	(63)
Net Loss	(7,454)	(18,263)	10,809	(7,910)	(29,115)	21,205
Net income attributable to noncontrolling interests	(2,758)	(1,644)	(1,114)	(4,499)	(3,005)	(1,494)
Net Loss Attributable to CPA®:18 – Global	$(10,212)	$(19,907)	$9,695	$(12,409)	$(32,120)	$19,711
MFFO Attributable to CPA®:18 – Global	$14,916	$9,791	$5,125	$28,605	$18,052	$10,553
Adjusted MFFO Attributable to CPA®:18 – Global	$15,098	$9,762	$5,336	$28,946	$17,949	$10,997

CPA®:18 – Global 6/30/2016 10-Q – 40

Lease Composition and Leasing Activities

As of June 30, 2016, approximately 54.7% of our leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the U.S. CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 38.1% of our leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 2.5% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the three months ended June 30, 2016, we signed one such lease totaling 2,573 square feet of leased space. This lease was a lease extension with an existing tenant. The new rent for this lease is $17.59 per square foot and the former rent was $16.71.

During the six months ended June 30, 2016, we signed three such leases totaling 23,776 square feet of leased space. Of these leases, two were with new tenants and one was a lease extension with an existing tenant. The weighted average new rent for these leases is $20.39 per square foot and the former rent for the lease extension was $16.71.

CPA®:18 – Global 6/30/2016 10-Q – 41

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to our Net loss attributable to CPA®:18 – Global (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$16,268	$17,274	$(1,006)	$33,171	$34,687	$(1,516)
Depreciation and amortization	(7,691)	(8,002)	311	(15,517)	(15,877)	360
Property expenses	(466)	(851)	385	(1,112)	(1,158)	46
Property level contribution	8,111	8,421	(310)	16,542	17,652	(1,110)
Recently Acquired Net-Leased Properties
Lease revenues	7,856	1,388	6,468	15,417	1,402	14,015
Depreciation and amortization	(3,779)	(633)	(3,146)	(7,477)	(640)	(6,837)
Property expenses	(531)	(40)	(491)	(965)	(40)	(925)
Property level contribution	3,546	715	2,831	6,975	722	6,253
Properties Sold
Revenues	—	688	(688)	—	1,369	(1,369)
Depreciation and amortization	—	—	—	—	—	—
Property expenses	—	—	—	—	—	—
Property level contribution	—	688	(688)	—	1,369	(1,369)
Existing Operating Properties
Revenues	4,728	4,231	497	9,256	8,162	1,094
Depreciation and amortization	(2,101)	(2,054)	(47)	(4,196)	(4,730)	534
Property expenses	(2,105)	(1,722)	(383)	(4,122)	(3,575)	(547)
Property level contribution	522	455	67	938	(143)	1,081
Recently Acquired Operating Properties
Revenues	13,114	4,660	8,454	24,223	6,862	17,361
Depreciation and amortization	(7,821)	(3,843)	(3,978)	(14,705)	(5,404)	(9,301)
Property expenses	(5,732)	(1,965)	(3,767)	(10,505)	(2,705)	(7,800)
Property level contribution	(439)	(1,148)	709	(987)	(1,247)	260
Total Property Level Contribution
Lease revenues	24,124	19,350	4,774	48,588	37,458	11,130
Property expenses	(997)	(891)	(106)	(2,077)	(1,198)	(879)
Operating property revenues	17,842	8,891	8,951	33,479	15,024	18,455
Operating property expenses	(7,837)	(3,687)	(4,150)	(14,627)	(6,280)	(8,347)
Depreciation and amortization	(21,392)	(14,532)	(6,860)	(41,895)	(26,651)	(15,244)
Property Level Contribution	11,740	9,131	2,609	23,468	18,353	5,115
Add other income:
Interest income and other	743	677	66	1,670	1,416	254
Less other expenses:
Acquisition expenses	(2,816)	(17,180)	14,364	(4,711)	(23,780)	19,069
Asset management fees	(2,468)	(1,729)	(739)	(4,877)	(3,146)	(1,731)
General and administrative	(1,514)	(1,840)	326	(3,550)	(3,724)	174
Other Income and Expenses
Interest expense	(10,320)	(8,009)	(2,311)	(20,680)	(16,095)	(4,585)
Other income and (expenses)	(2,952)	568	(3,520)	1,033	(1,931)	2,964
	(13,272)	(7,441)	(5,831)	(19,647)	(18,026)	(1,621)
Loss before income taxes and loss on sale of real estate	(7,587)	(18,382)	10,795	(7,647)	(28,907)	21,260
Benefit from (provision for) income taxes	133	119	14	(200)	(208)	8
Loss before loss on sale of real estate	(7,454)	(18,263)	10,809	(7,847)	(29,115)	21,268
Loss on sale of real estate, net of tax	—	—	—	(63)	—	(63)
Net Loss	(7,454)	(18,263)	10,809	(7,910)	(29,115)	21,205
Net income attributable to noncontrolling interests	(2,758)	(1,644)	(1,114)	(4,499)	(3,005)	(1,494)
Net Loss Attributable to CPA®:18 – Global	$(10,212)	$(19,907)	$9,695	$(12,409)	$(32,120)	$19,711

CPA®:18 – Global 6/30/2016 10-Q – 42

Property level contribution is a non-GAAP financial measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses and depreciation and amortization. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net loss attributable to CPA®:18 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2015 and were not sold during the periods presented. For the periods presented, there were 42 existing net-leased properties.

For the three and six months ended June 30, 2016 compared to the same periods in 2015, property level contribution for existing net-leased properties decreased by $0.3 million and $1.1 million, respectively. The decrease for the six months ended June 30, 2016 compared to 2015 was primarily due to the weakening of the Norwegian krone between the periods, which reduced the lease revenues on our properties denominated in this currency.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014.

For the three and six months ended June 30, 2016, compared to the same periods in 2015, property level contribution from recently acquired net-leased properties increased by $2.8 million and $6.3 million, respectively, primarily as a result of the properties we acquired or placed into service during 2015 and 2016.

Properties Sold

In August 2015, we sold five industrial facilities back to subsidiaries of Crowne Group Inc., which were previously classified as Net investments in direct financing leases in the consolidated financial statements. These dispositions were made as a result of the tenants exercising their purchase options. For the three and six months ended June 30, 2015, property level contribution from these properties was $0.7 million and $1.4 million, respectively.

Existing Operating Properties

Existing operating properties are those we acquired prior to January 1, 2015. For the periods presented, there were 17 existing operating properties.

For the three and six months ended June 30, 2016 compared to the same periods in 2015, property level contribution for existing operating properties increased by $0.1 million and $1.1 million, respectively. The increase was primarily due to the increase of our average occupancy rate for our self-storage properties from June 30, 2015 to June 30, 2016, which increased from 87.4% to 91.6%, respectively.

Recently Acquired Operating Properties

For three and six months ended June 30, 2016, compared to the same periods in 2015, property level contribution from recently acquired operating properties increased by $0.7 million and $0.3 million, respectively. These increases were primarily due to the operating properties we acquired during 2015 and 2016.

Other Revenues and Expenses

Acquisition Expenses

For the three and six months ended June 30, 2016, compared to the same periods in 2015, acquisition expenses decreased by $14.4 million and $19.1 million, respectively, primarily due to a decrease in investment volume for acquisitions that were deemed to be business combinations, which are required to be expensed under current accounting guidance.

CPA®:18 – Global 6/30/2016 10-Q – 43

Property Expenses — Asset Management Fees

For the three and six months ended June 30, 2016, compared to the same periods in 2015, asset management fees increased by $0.7 million and $1.7 million, respectively, due to the growth in our investment volume during 2015 and 2016, which increased the asset base from which our Advisor earns a fee.

General and Administrative

For the three and six months ended June 30, 2016, compared to the same periods in 2015, general and administrative expenses decreased by $0.3 million and $0.2 million, primarily due to a decrease in broker-dealer expenses of $0.7 million and $1.2 million, respectively, partially offset by an increase in personnel and overhead expenses of $0.3 million and $0.9 million, respectively. The decrease in broker dealer expenses was primarily attributable to the change in accounting treatment for the annual distribution and shareholder servicing fee in connection with our Class C common stock. Prior to the fourth quarter of 2015, we recorded the annual distribution and shareholder servicing fee within General and administrative expenses in our consolidated financial statements. As of December 31, 2015, the estimated future costs of such expenses have been included as a liability with an offset to additional paid-in capital. The liability is reduced as payments are made. The increases in personnel and overhead expenses were a result of increased revenues, which had a direct impact on the costs allocated to us by our Advisor under the advisory agreement (Note 4).

Interest Expense

Our interest expense is directly impacted by the mortgage and bond financing obtained or assumed in connection with our investing activity. During the three and six months ended June 30, 2016, we obtained financing of $38.2 million and $101.2 million, respectively (Note 10).

For the three and six months ended June 30, 2016, compared to the same periods in 2015, interest expense increased by $2.3 million and $4.6 million, respectively, primarily due to an increase in mortgage and bond financing obtained or assumed in connection with our investing activity during 2015 and 2016.

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

For the three months ended June 30, 2016, we recognized net other expense of $3.0 million, which was primarily comprised of $4.3 million of realized and unrealized foreign currency transaction losses related to our international investments, which is primarily related to our short-term intercompany loans, partially offset by $0.3 million of gains recognized on foreign currency forward contracts and collars and $0.9 million of gains recognized on the change in fair value of rent guarantees.

For the three months ended June 30, 2015, we recognized net other income of $0.6 million, which was primarily comprised of $0.7 million interest income received on our cash balances held with financial institutions, and $0.3 million of gains recognized on derivatives, partially offset by $0.5 million of realized and unrealized foreign currency transaction losses related to our international investments.

For the six months ended June 30, 2016, we recognized net other income of $1.0 million, which was primarily comprised of $0.7 million of gains recognized on derivatives, $0.9 million of gains recognized on the change in fair value of rent guarantees, and $0.2 million of interest income received on our cash balances held with financial institutions, partially offset by $0.8 million of realized and unrealized foreign currency transaction losses related to our international investments.

For the six months ended June 30, 2015, we recognized net other expense of $1.9 million, which was primarily comprised of $3.9 million of realized and unrealized foreign currency transaction losses related to our international investments, partially

CPA®:18 – Global 6/30/2016 10-Q – 44

offset by $1.1 million of interest income received on our cash balances held with financial institutions, and $0.6 million of gains recognized on foreign currency forward contracts and collars.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2016, compared to the same periods in 2015, net income attributable to noncontrolling interests increased by $1.1 million and $1.5 million, respectively, primarily due to an increase in the distribution of available cash of the Operating Partnership, which we refer to as the Available Cash Distribution (Note 4).

Net Loss Attributable to CPA®:18 – Global

For the three and six months ended June 30, 2016, compared to the same periods in 2015, the resulting net loss attributable to CPA®:18 – Global decreased by $9.7 million and $19.7 million, respectively.

Modified Funds from Operations and Adjusted Modified Funds from Operations

MFFO and Adjusted MFFO are non-GAAP measures that we use to evaluate our business. For a definition of MFFO and Adjusted MFFO, and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2016, compared to the same periods in 2015, MFFO increased by $5.1 million and $10.6 million, respectively, primarily as a result of the accretive impact of our investments acquired or placed into service during 2015 and 2016.

For the three and six months ended June 30, 2016, compared to the same periods in 2015, Adjusted MFFO increased by $5.3 million and $11.0 million, respectively, primarily as a result of the accretive impact of our investments acquired or placed into service during 2015 and 2016.

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition-related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, these cash requirements will be funded by our cash on hand, financings, the uninvested capital remaining from our initial public offering, and loans from our Advisor when necessary (Note 14). We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We expect that in the future, as our portfolio grows and matures, our properties will provide sufficient cash flow to cover operating expenses and the payment of stockholder distributions.

Our liquidity would be adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings from third parties and from our Advisor. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property, or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Period

We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. We closed our initial public offering on April 2, 2015. We expect to continue to invest the remaining proceeds of our initial public offering primarily in a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. After fully investing the capital raised through our initial public offering, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of our build-to-suit fundings; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and bonds payable, and the receipt of lease revenues; whether our Advisor receives its fees in shares of our common stock or cash or a combination of both (as elected by our board of directors after consultation with our Advisor); the timing and characterization of distributions received from equity investments in real estate; the timing of payments of fees and the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates as we continue to invest the proceeds from our offering. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs in the future as described below. However, as

CPA®:18 – Global 6/30/2016 10-Q – 45

we continue to invest the capital raised in our initial public offering, it may be necessary to use cash raised in that offering to fund our operating activities and distributions to our stockholders.

Operating Activities — Net cash provided by operating activities increased by $17.0 million during the six months ended June 30, 2016 as compared the same period in 2015, primarily reflecting the impact of investments acquired during 2015 and 2016.

Investing Activities — Our investing activities are generally comprised of real estate purchases, funding of build-to-suit development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $114.8 million for the six months ended June 30, 2016. This was primarily the result of cash outflows of $55.3 million for our real estate investments and $54.0 million to fund construction costs of our build-to-suit projects.

Financing Activities — Net cash provided by financing activities totaled $41.5 million for the six months ended June 30, 2016. This was primarily due to proceeds of $72.3 million from non-recourse mortgage financings and $20.2 million of net proceeds received through our distribution reinvestment plan. We also had cash outflows of $40.3 million related to distributions paid to our stockholders, $8.1 million for distributions to noncontrolling interests, and $5.2 million for the repurchase of shares.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2016, we paid distributions to stockholders of $40.3 million, which were comprised of $18.8 million of cash distributions and $21.5 million reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. From inception through June 30, 2016, we have declared distributions to stockholders totaling $174.6 million, which were comprised of cash distributions of $81.5 million and $93.1 million reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 65.1% and 17.2% of total distributions declared for the six months ended June 30, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. Our distribution coverage using cash flow from operations was approximately 79.1% and 41.5% of total distributions declared for the six months ended June 30, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. FFO and cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO or cumulative negative cash flow, as applicable, and finally to future period distributions. Until we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets with any remainder to be funded by the uninvested proceeds from our offering. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2016, we received 129 and 25 requests to redeem 424,910 and 215,842 shares of Class A and Class C common stock, respectively, most of which were redeemed in the first and second quarters of 2016, at a weighted-average price, net of redemption fees, of $8.02 and $8.13 per share, respectively, totaling $5.2 million for both Class A and Class C common stock. Except for redemptions sought in special circumstances, the redemption price of the shares listed above were 95% of our most recently published NAV. For shares redeemed under special circumstances, the redemption price will be the greater of the price paid to acquire the shares from us or 95% of our most recently published NAV.

CPA®:18 – Global 6/30/2016 10-Q – 46

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	June 30, 2016	December 31, 2015 (a)
Carrying Value
Fixed rate	$991,244	$910,483
Variable rate:
Amount subject to interest rate swaps and caps	74,262	51,747
Amount subject to floating interest rate	39,552	36,983
	113,814	88,730
	$1,105,058	$999,213
Percent of Total Debt
Fixed rate	90%	91%
Variable rate	10%	9%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.1%	4.1%
Variable rate (b)	3.8%	3.5%
___________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015 (Note 3).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2016, our cash resources consisted of cash and cash equivalents totaling $76.9 million. Of this amount, $25.6 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. As of June 30, 2016, we had $103.4 million available to borrow under third-party financing arrangements for funding of construction under certain of our build-to-suit and development projects (Note 10), which excludes $41.0 million related to the university complex development site located in Accra, Ghana (Note 5) that is subject to the tenant obtaining a letter of credit. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of providing us financial flexibility as we execute our capital plan (Note 14).

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making any debt servicing payments, as well as other normal recurring operating expenses. Balloon payments totaling $17.9 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. We expect to fund $122.6 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and financing.

CPA®:18 – Global 6/30/2016 10-Q – 47

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2016 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,114,602	$21,895	$31,521	$178,971	$882,215
Interest on borrowings and deferred acquisition fees	334,878	46,200	89,970	84,727	113,981
Capital commitments (b)	194,429	121,936	72,493	—	—
Deferred acquisition fees — principal (c)	20,312	13,133	7,179	—	—
Other lease commitments (d)	12,201	635	1,288	1,134	9,144
Annual distribution and shareholder servicing fee (e)	8,301	915	5,972	1,414	—
Asset retirement obligations (f)	2,665	—	—	—	2,665
	$1,687,388	$204,714	$208,423	$266,246	$1,008,005
__________

(a)
Represents the non-recourse mortgage debt and bonds payable that we obtained in connection with our investments. At June 30, 2016, this excludes less than $0.1 million of unamortized discount and $9.5 million of deferred financing costs, which was included in either Non-recourse debt, net and/or Bonds payable, net (Note 3).

(b)	Capital commitments include our current build-to-suit projects totaling $194.3 million (Note 5) and $0.1 million related to other construction commitments.

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

(e)
Represents the estimated liability for the present value of the remaining annual distribution and shareholder servicing fee in connection with our Class C common stock payable to Carey Financial (Note 4).

(f)
Represents the amount of future obligations estimated for the removal of asbestos and environmental waste in connection with certain of our acquisitions, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2016, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At June 30, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of self-storage facilities in Canada. This investment is jointly-owned with a third party, which is also the general partner. At June 30, 2016, the total equity investment balance for these properties was $14.5 million. The joint venture also had total third-party recourse debt of $6.9 million.

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

CPA®:18 – Global 6/30/2016 10-Q – 48

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

CPA®:18 – Global 6/30/2016 10-Q – 49

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

CPA®:18 – Global 6/30/2016 10-Q – 50

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

CPA®:18 – Global 6/30/2016 10-Q – 51

FFO, MFFO and Adjusted MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015 (a)
Net loss attributable to CPA®:18 – Global	$(10,212)	$(19,907)	$(12,409)	$(32,120)
Adjustments:
Depreciation and amortization of real property	21,495	14,570	42,100	26,730
Loss on sale of real estate, net of tax	—	—	63	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,611)	(1,574)	(3,192)	(3,032)
Total adjustments	19,884	12,996	38,971	23,698
FFO attributable to CPA®:18 – Global — as defined by NAREIT	9,672	(6,911)	26,562	(8,422)
Adjustments:
Unrealized losses on foreign currency, derivatives and other	4,045	329	596	3,859
Acquisition expenses (b)	2,816	17,180	4,711	23,780
Straight-line and other rent adjustments (c)	(1,134)	(788)	(2,396)	(1,793)
Realized gains on foreign currency, derivatives and other	(651)	(157)	(1,104)	(555)
Amortization of premium/discount on debt investments and fair market value adjustments, net	395	243	621	430
Above- and below-market rent intangible lease amortization, net(d)	(231)	(21)	(492)	77
(Gain) loss on extinguishment of debt	(12)	—	(12)	700
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	16	(84)	119	(24)
Total adjustments	5,244	16,702	2,043	26,474
MFFO attributable to CPA®:18 – Global	14,916	9,791	28,605	18,052
Adjustments:
Hedging gains	298	306	669	562
Deferred taxes	(116)	(335)	(328)	(665)
Total adjustments	182	(29)	341	(103)
Adjusted MFFO attributable to CPA®:18 – Global	$15,098	$9,762	$28,946	$17,949
__________

(a)
As discussed in Note 2, during the second quarter of 2015, we discovered an error related to the capitalization of financing costs associated with the refinancing of a mortgage loan related to our consolidated financial statements as of and for the three months ended March 31, 2015. We corrected this error and revised our consolidated financial statements as of and for the three months ended March 31, 2015, including our presentation of FFO and MFFO. This error resulted in a $0.9 million increase to each of Net loss attributable to CPA®:18 – Global and FFO attributable to CPA®:18 – Global, but had no impact on MFFO attributable to CPA®:18 – Global for the three months ended March 31, 2015.

(b)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO, and Adjusted MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to the property.

CPA®:18 – Global 6/30/2016 10-Q – 52

(c)
Under GAAP, rental receipts are allocated to periods using an accrual basis. This may result in timing of income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO, and Adjusted MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(d)
Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO, and Adjusted MFFO provides useful supplemental information on the performance of the real estate.

CPA®:18 – Global 6/30/2016 10-Q – 53

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

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts and collars to hedge our foreign currency cash flow exposures.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2016, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $3.9 million (Note 9).

At June 30, 2016, our outstanding debt either bore interest at fixed rates, was swapped to a fixed rate or, in the case of one our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at June 30, 2016 ranged from 1.6% to 5.8%. The contractual annual interest rates on our variable-rate debt at June 30, 2016 ranged from 2.1% to 5.1%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2016 (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$1,546	$21,242	$3,666	$3,968	$114,133	$855,993	$1,000,548	$1,023,838
Variable rate debt (a)	$416	$868	$23,137	$1,182	$1,221	$87,230	$114,054	$124,417
__________

(a)	Amounts are based on the exchange rate at June 30, 2016, as applicable.

CPA®:18 – Global 6/30/2016 10-Q – 54

The estimated fair value of our fixed-rate debt and variable-rate debt, which has either been effectively converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, approximated their carrying values. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2016 by an aggregate increase of $60.3 million or an aggregate decrease of $66.2 million, respectively. Annual interest expense on our unhedged variable-rate debt at June 30, 2016 would increase or decrease by $0.4 million for each corresponding 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at June 30, 2016, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling, which may affect future costs and cash flows. Although most of our foreign investments through the second quarter of 2016 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the respective currencies, and resulted in a sharp decline in the value of the British pound sterling and to a lesser extent, the euro as compared to the U.S. dollar.  Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union.

Any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.  Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2016 during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$16,189	$38,007	$39,095	$39,096	$38,334	$339,199	$509,920
Norwegian krone (c)	7,543	15,152	15,152	15,152	14,864	75,985	143,848
British pound sterling (d)	2,144	4,111	3,888	3,752	3,158	11,801	28,854
	$25,876	$57,270	$58,135	$58,000	$56,356	$426,985	$682,622

CPA®:18 – Global 6/30/2016 10-Q – 55

Scheduled debt service payments (principal and interest) for mortgage notes, and bonds denominated in Norwegian krone, for our consolidated foreign operations, as of June 30, 2016, during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Debt Service (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$5,025	$20,456	$8,560	$8,641	$89,655	$93,534	$225,871
Norwegian krone (c)	3,219	5,726	5,726	5,726	5,726	161,773	187,896
British pound sterling (d)	506	1,008	1,008	1,008	25,567	—	29,097
	$8,750	$27,190	$15,294	$15,375	$120,948	$255,307	$442,864
__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2016 of $2.8 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2016 of $0.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be an insignificant corresponding change in the projected estimated property-level cash flow at June 30, 2016.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues during 2019 for investments denominated in the euro and British pound sterling, and after 2020 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. Our portfolio is currently exposed to concentrations of credit risk as we have not yet fully invested the proceeds from our initial public offering. While we believe our portfolio is reasonably well-diversified, it does contain concentrations in excess of 10% based on the percentage of our consolidated total revenues or ABR. For the six months ended June 30, 2016, our consolidated portfolio had the following significant characteristics in excess of 10% based on the percentage of our consolidated total revenues:

•	67% related to domestic properties, which included concentrations of 15% and 14% in Florida and Texas, respectively; and

•	33% related to international properties.

At June 30, 2016, our consolidated net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	42% related to domestic properties, which included a concentration in Texas of 11%;

•	58% related to international properties, which included a concentration in Norway of 17%; and

•	54% related to office properties, 13% related to industrial properties, 13% related to retail properties, 12% related to warehouse properties, and 11% related to the grocery industry.

CPA®:18 – Global 6/30/2016 10-Q – 56

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:18 – Global 6/30/2016 10-Q – 57

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2015 Annual Report:

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum on June 23, 2016, in which voters in the United Kingdom, or the U.K., approved an exit from the European Union, or the E.U., it is expected that the U.K. government will initiate a process to leave the E.U., a process commonly referred to as “Brexit.” If the Referendum is passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this Report, we own real estate in foreign jurisdictions, including the U.K. and other European countries, and we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international lease revenue is reduced because foreign currencies translate into fewer U.S. dollars.

The longer-term effects of Brexit will depend on any agreements that the U.K. makes to retain access to E.U. markets, either during a transitional period or more permanently. The real estate industry faces substantial uncertainty regarding the impact of the likely exit of the U.K. from the E.U. Potential adverse consequences of Brexit include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could have a material negative impact on our operations, financial condition and results of operations.

CPA®:18 – Global 6/30/2016 10-Q – 58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2016, we issued 317,048 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were either issued at our most recently published NAV of $7.90 per share or, prior to the first NAV being published, $10.00 per share, which is the price at which our shares of our Class A common stock were sold in our initial public offering. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception and through June 30, 2016, we have issued a total of 1,575,163 shares of our Class A common stock to our Advisor as consideration for asset management fees.

Use of Offering Proceeds

The Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC on May 7, 2013 and we closed the offering on April 2, 2015. As of June 30, 2016, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	100,000,000	26,737,968	126,737,968
Aggregate price of offering amount registered (a)	$1,000,000	$250,000	$1,250,000
Shares sold (b)	97,936,653	28,467,928	126,404,581
Aggregated offering price of amount sold	$977,410	$266,108	$1,243,518
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(73,427)	(8,849)	(82,276)
Direct or indirect payments to others	(31,258)	(6,016)	(37,274)
Net offering proceeds to the issuer after deducting expenses	$872,725	$251,243	1,123,968
Purchases of real estate, net of financing and noncontrolling interest			(955,343)
Distributions paid			(174,577)
Proceeds from the sale of real estate			35,709
Working capital			(17,092)
Temporary investments in cash and cash equivalents			$12,665
__________

(a)	These amounts are based on the assumption that the shares sold in our initial public offering were composed of 80% Class A common stock and 20% Class C common stock.

(b)
Excludes shares issued to affiliates, including our Advisor, and shares issued pursuant to our distribution reinvestment plan. We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively.

CPA®:18 – Global 6/30/2016 10-Q – 59

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended June 30, 2016:

	Class A		Class C
2016 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
April	2,644	$9.98	—	$—	N/A	N/A
May	—	—	—	—	N/A	N/A
June	306,799	7.96	65,008	7.54	N/A	N/A
Total	309,443		65,008
___________

(a)
Represents shares of our Class A and Class C common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended June 30, 2016, we received 80 and 13 redemption requests for Class A and Class C common stock, respectively, most of which were satisfied during that period. We generally receive fees in connection with share redemptions.

CPA®:18 – Global 6/30/2016 10-Q – 60

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:18 – Global 6/30/2016 10-Q – 61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	August 9, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2016
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 6/30/2016 10-Q – 62

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith