Form 10-Q
period 2016-09-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2016-11-09
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Registrant has 107,499,845 shares of Class A common stock, $0.001 par value, and 30,529,040 shares of Class C common stock, $0.001 par value, outstanding at October 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016, or the 2015 Annual Report, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, as filed with the SEC on August 9, 2016. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA®:18 – Global 9/30/2016 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Investments in real estate:
Real estate, at cost	$1,024,242	$986,574
Operating real estate, at cost	573,354	490,852
Accumulated depreciation	(73,933)	(42,194)
Net investments in properties	1,523,663	1,435,232
Real estate under construction	197,938	131,930
Net investment in direct financing leases	50,182	51,966
Note receivable	28,000	28,000
Net investments in real estate	1,799,783	1,647,128
Equity investments in real estate	14,484	12,588
Cash and cash equivalents	84,775	117,453
In-place lease intangible assets, net	191,869	212,420
Other intangible assets, net	30,945	31,421
Goodwill	25,103	23,389
Other assets, net	84,587	90,284
Total assets	$2,231,546	$2,134,683
Liabilities and Equity
Liabilities:
Non-recourse debt, net	$997,955	$865,327
Bonds payable, net	147,677	133,886
Deferred income taxes	50,156	47,313
Accounts payable, accrued expenses and other liabilities	81,737	71,397
Due to affiliate	27,333	43,974
Distributions payable	20,777	20,078
Total liabilities	1,325,635	1,181,975
Commitments and contingencies (Note 11)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 106,335,979 and 103,214,083 shares, respectively, issued and outstanding	106	103
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 30,190,015 and 29,536,899 shares, respectively, issued and outstanding	30	30
Additional paid-in capital	1,211,035	1,178,990
Distributions and accumulated losses	(326,084)	(247,995)
Accumulated other comprehensive loss	(48,545)	(50,316)
Total CPA®:18 – Global stockholders’ equity	836,542	880,812
Noncontrolling interests	69,369	71,896
Total equity	905,911	952,708
Total liabilities and equity	$2,231,546	$2,134,683

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 9/30/2016 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Lease revenues:
Rental income	$23,620	$20,628	$69,887	$56,054
Interest income from direct financing leases	1,131	1,047	3,452	3,079
Total lease revenues	24,751	21,675	73,339	59,133
Other real estate income	18,711	12,308	52,190	27,332
Other operating income	3,112	2,376	9,138	6,128
Other interest income	710	710	2,130	2,120
	47,284	37,069	136,797	94,713
Operating Expenses
Depreciation and amortization	20,876	17,652	62,771	44,303
Other real estate expenses	8,634	5,380	23,261	11,660
Property expenses	6,946	5,612	19,676	13,703
General and administrative	1,601	2,735	5,151	6,459
Acquisition expenses	36	10,795	4,747	34,575
	38,093	42,174	115,606	110,700
Other Income and Expenses
Interest expense	(11,025)	(7,970)	(31,705)	(24,065)
Other income and (expenses)	87	(2,324)	1,120	(4,256)
	(10,938)	(10,294)	(30,585)	(28,321)
Loss before income taxes and gain (loss) on sale of real estate	(1,747)	(15,399)	(9,394)	(44,308)
(Provision for) benefit from income taxes	(103)	1,062	(303)	854
Loss before gain (loss) on sale of real estate	(1,850)	(14,337)	(9,697)	(43,454)
Gain (loss) on sale of real estate, net of tax	—	6,654	(63)	6,654
Net Loss	(1,850)	(7,683)	(9,760)	(36,800)
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,662, $1,705, $5,319, and $4,021, respectively)	(2,231)	(2,092)	(6,730)	(5,096)
Net Loss Attributable to CPA®:18 – Global	$(4,081)	$(9,775)	$(16,490)	$(41,896)

Class A Common Stock
Net loss attributable to CPA®:18 – Global	$(3,083)	$(7,078)	$(12,569)	$(31,659)
Basic and diluted weighted-average shares outstanding	106,279,055	102,293,880	105,148,891	101,471,695
Basic and diluted loss per share	$(0.03)	$(0.07)	$(0.12)	$(0.31)
Distributions Declared Per Share	$0.1563	$0.1563	$0.4689	$0.4687

Class C Common Stock
Net loss attributable to CPA®:18 – Global	$(998)	$(2,697)	$(3,921)	$(10,237)
Basic and diluted weighted-average shares outstanding	30,205,326	29,279,706	29,964,756	26,925,898
Basic and diluted loss per share	$(0.03)	$(0.09)	$(0.13)	$(0.38)
Distributions Declared Per Share	$0.1376	$0.1340	$0.4089	$0.3998

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 9/30/2016 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Loss	$(1,850)	$(7,683)	$(9,760)	$(36,800)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	2,963	(6,724)	8,739	(28,202)
Change in net unrealized (loss) gain on derivative instruments	(928)	837	(4,678)	3,115
	2,035	(5,887)	4,061	(25,087)
Comprehensive Income (Loss)	185	(13,570)	(5,699)	(61,887)

Amounts Attributable to Noncontrolling Interests
Net income	(2,231)	(2,092)	(6,730)	(5,096)
Foreign currency translation adjustments	(813)	1,300	(2,290)	5,480
Comprehensive (income) loss attributable to noncontrolling interests	(3,044)	(792)	(9,020)	384
Comprehensive Loss Attributable to CPA®:18 – Global	$(2,859)	$(14,362)	$(14,719)	$(61,503)

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 9/30/2016 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2016 and 2015
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2016	103,214,083	$103	29,536,899	$30	$1,178,990	$(247,995)	$(50,316)	$880,812	$71,896	$952,708
Shares issued, net of offering costs	2,900,565	3	939,990	—	32,450			32,453		32,453
Shares issued to affiliate	913,907	1			7,390			7,391		7,391
Stock-based compensation	12,658	—			100			100		100
Contributions from noncontrolling interests								—	41	41
Distributions to noncontrolling interests								—	(11,588)	(11,588)
Distributions declared ($0.4689 and $0.4089 per share to Class A and Class C, respectively)						(61,599)		(61,599)		(61,599)
Net loss						(16,490)		(16,490)	6,730	(9,760)
Other comprehensive income:
Foreign currency translation adjustments							6,449	6,449	2,290	8,739
Change in net unrealized loss on derivative instruments							(4,678)	(4,678)		(4,678)
Repurchase of shares	(705,234)	(1)	(286,874)	—	(7,895)			(7,896)		(7,896)
Balance at September 30, 2016	106,335,979	$106	30,190,015	$30	$1,211,035	$(326,084)	$(48,545)	$836,542	$69,369	$905,911

Balance at January 1, 2015	99,924,009	$100	18,026,013	$18	$1,055,342	$(111,878)	$(20,941)	$922,641	$77,587	$1,000,228
Shares issued, net of offering costs	2,478,960	2	11,312,950	11	124,715			124,728		124,728
Shares issued to affiliate	490,598	1			4,906			4,907		4,907
Stock-based compensation	11,111	—			100			100		100
Contributions from noncontrolling interests								—	4,132	4,132
Distributions to noncontrolling interests								—	(7,454)	(7,454)
Distributions declared ($0.4687 and $0.3998 per share to Class A and Class C, respectively)						(58,309)		(58,309)		(58,309)
Net loss						(41,896)		(41,896)	5,096	(36,800)
Other comprehensive loss:
Foreign currency translation adjustments							(22,722)	(22,722)	(5,480)	(28,202)
Change in net unrealized gain on derivative instruments							3,115	3,115		3,115
Repurchase of shares	(544,294)	—	(44,685)	—	(5,621)			(5,621)		(5,621)
Balance at September 30, 2015	102,360,384	$103	29,294,278	$29	$1,179,442	$(212,083)	$(40,548)	$926,943	$73,881	$1,000,824

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 9/30/2016 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$56,005	$24,380
Cash Flows — Investing Activities
Funding and advances for build-to-suit projects	(81,119)	(34,978)
Acquisitions of real estate, net of cash acquired	(55,307)	(658,384)
Value added taxes paid in connection with acquisition of real estate	(7,994)	(3,407)
Capital expenditures on real estate	(5,363)	(4,181)
Payment of deferred acquisition fees to an affiliate	(4,476)	(2,995)
Value added taxes refunded in connection with acquisition of real estate	4,224	—
Deposits for investments	4,000	(4,000)
Capital contributions to equity investment	(3,850)	(5,469)
Return of capital from equity investments in real estate	2,243	(48)
Change in investing restricted cash	340	(7,208)
Other investing activities, net	47	—
Proceeds from sale of real estate	40	35,674
Net Cash Used in Investing Activities	(147,215)	(684,996)
Cash Flows — Financing Activities
Proceeds from mortgage financing	106,601	436,656
Distributions paid	(60,900)	(56,014)
Proceeds from issuance of shares, net of issuance costs	30,588	125,243
Distributions to noncontrolling interests	(11,588)	(7,454)
Repurchase of shares	(7,896)	(5,621)
Change in financing restricted cash	5,171	(3,197)
Scheduled payments and prepayments of mortgage principal	(3,641)	(49,082)
Payment of deferred financing costs and mortgage deposits	(796)	(5,137)
Contributions from noncontrolling interests	41	2,692
Proceeds from bond financing	—	66,328
Other financing activities, net	—	(44)
Net Cash Provided by Financing Activities	57,580	504,370
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	952	(3,441)
Net decrease in cash and cash equivalents	(32,678)	(159,687)
Cash and cash equivalents, beginning of period	117,453	429,548
Cash and cash equivalents, end of period	$84,775	$269,861

See Notes to Consolidated Financial Statements (Unaudited).

CPA®:18 – Global 9/30/2016 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Organization

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-listed real estate investment trust, or REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies and other real estate related assets, both domestically and internationally. We were formed in 2012 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively, our Advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:18 Limited Partnership, or the Operating Partnership, and at September 30, 2016 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At September 30, 2016, our portfolio was comprised of full or partial ownership interests in 59 properties, the majority of which were fully-occupied and triple-net leased to 102 tenants totaling 9.6 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 67 self-storage properties and eight multi-family properties totaling 6.5 million square feet.

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. From inception through September 30, 2016, we also received distribution reinvestment plan proceeds of $74.8 million and $18.3 million from our Class A and Class C common stock, respectively.

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

Note 2. Revisions of Previously-Issued Financial Statements

Error Associated with Financing Costs
During the second quarter of 2015, we identified an error related to the capitalization of financing costs associated with the refinancing of a mortgage loan, which should have been recorded as Interest expense within our consolidated statement of operations for the three months ended March 31, 2015. We have revised our consolidated statement of operations, which increased Other income and (expenses), Loss before income taxes, Net loss, and Net loss attributable to CPA®:18 – Global by $0.9 million and Net loss per share for Class A and Class C common stock by $0.01. This also resulted in a corresponding decrease of $0.9 million to Other assets, Total assets, Distributions and accumulated losses, and Total equity within the consolidated balance sheet and, where applicable, within the consolidated statement of equity. In addition, the amounts for Net loss, Comprehensive loss and Comprehensive loss attributable to CPA®:18 – Global on the consolidated statement of comprehensive loss for the three months ended March 31, 2015 increased by $0.9 million.

CPA®:18 – Global 9/30/2016 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Revision of Share Repurchases
During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common shares repurchased and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in our consolidated financial statements. We evaluated the impact of this correction on previously-issued financial statements and concluded they were not materially misstated. In order to conform previous financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The correction eliminates Treasury stock of $7.1 million as of September 30, 2015 and results in corresponding reductions of Common stock and Additional paid-in capital, but has no impact on total equity within the consolidated balance sheets as of September 30, 2015 and consolidated statements of equity for the nine months ended September 30, 2015. The accompanying consolidated statement of equity for the nine months ended September 30, 2015 has been revised accordingly. The misclassification had no impact on the previously-reported consolidated statements of operations, consolidated statements of comprehensive loss, or condensed consolidated statements of cash flows.

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

CPA®:18 – Global 9/30/2016 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

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

At September 30, 2016, we considered 13 entities VIEs, 12 of which we consolidated as we are considered the primary beneficiary. At December 31, 2015, we considered 12 entities VIEs, 11 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2016	December 31, 2015
Net investments in properties	$379,733	$360,049
Real estate under construction	182,883	119,115
Net investments in direct financing leases	11,177	12,684
Cash and cash equivalents	12,402	18,356
In-place lease intangible assets, net	70,215	73,487
Other intangible assets, net	22,365	22,316
Other assets, net	44,117	52,915
Total assets	$722,892	$658,922

Non-recourse debt, net	$231,548	$196,436
Bonds payable, net	61,669	56,259
Deferred income taxes	22,948	21,577
Accounts payable, accrued expenses and other liabilities	33,836	29,163
Total liabilities	$350,001	$303,435

As of September 30, 2016 and December 31, 2015, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity. As of September 30, 2016 and December 31, 2015, the net carrying amount of our equity investment was $14.5 million and $12.6 million, respectively, and our maximum exposure to loss in this entity is limited to our investment. The carrying value of our equity investment may fall below zero.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Our consolidated balance sheets at September 30, 2016 and December 31, 2015, include a separate classification of our Equity investments in real estate for the amounts of $14.5 million and $12.6 million, respectively, which was previously classified in Other assets, net in our historical quarterly and annual reports.

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

CPA®:18 – Global 9/30/2016 10-Q – 9

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Please refer to the discussion in the Basis of Consolidation section above.

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

CPA®:18 – Global 9/30/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in counterparty to a derivative contract in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. We elected to early adopt ASU 2016-05 on January 1, 2016 on a prospective basis and there was no impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-17 on our consolidated financial statements.

CPA®:18 – Global 9/30/2016 10-Q – 11

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates, which excludes the fees that impact equity as further disclosed below the tables, in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,547	$2,098	$7,424	$5,244
Available Cash Distributions	1,662	1,705	5,319	4,021
Personnel and overhead reimbursements	601	409	2,210	852
Interest expense on deferred acquisition fees and accretion of interest on annual distribution and shareholder servicing fee	203	101	631	274
Stock-based compensation	100	100	100	100
Acquisition expenses	—	6,851	3,484	25,532
Annual distribution and shareholder servicing fee (a)	—	671	—	1,836
	$5,113	$11,935	$19,168	$37,859

Acquisition Fees Capitalized
Current acquisition fees	$1,166	$677	$2,987	$7,052
Deferred acquisition fees	933	542	2,390	5,641
Capitalized personnel and overhead reimbursements	35	—	283	—
	$2,134	$1,219	$5,660	$12,693
___________

(a)
For the three and nine months ended September 30, 2016, we paid $0.6 million and $1.9 million, respectively, related to the annual distribution and shareholder servicing fee, which, beginning in the fourth quarter of 2015, is accounted for as a reduction in our shareholder servicing fee liability and additional paid-in capital in our consolidated financial statements.

The following table presents a summary of amounts included in Due to affiliate in the consolidated financial statements (in thousands):

	September 30, 2016	December 31, 2015
Due to Affiliate
Deferred acquisition fees, including interest	$16,255	$26,747
Shareholder servicing fee liability	7,868	9,394
Accounts payable and other	2,178	3,872
Asset management fees payable	846	813
Current acquisition fees	186	3,148
	$27,333	$43,974

CPA®:18 – Global 9/30/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Organization and Offering Costs

Pursuant to the advisory agreement, we were liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial LLC, or Carey Financial, our dealer manager and an affiliate of our Advisor (who may then reimburse selected dealers) for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. Total underwriting compensation paid in connection with our offering, including selling commissions and the dealer manager fee, and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc., the regulator for broker-dealers like Carey Financial, which limit underwriting compensation to 10% of gross offering proceeds. Our Advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceeded, in the aggregate, 1.5% of the gross proceeds from our initial public offering. From inception and through September 30, 2016, our Advisor incurred organization and offering costs of $8.7 million on our behalf, all of which we were obligated to pay because such costs did not exceed 1.5% of the gross proceeds from our initial public offering. As a result, we have fully repaid our Advisor for such costs, which we have charged to stockholders’ equity in our consolidated financial statements.

Loans from WPC

In January 2013, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC was able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by our Advisor’s investment committee that we would not otherwise have had sufficient available funds to complete. All loans were made solely at the discretion of WPC’s management. This line of credit with WPC was terminated in January 2016. In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes. We did not borrow any funds from WPC during the three and nine months ended September 30, 2016 or 2015, nor did we have any amounts outstanding at September 30, 2016 or December 31, 2015. See Note 14, Subsequent Events.

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. We amended the advisory agreement in 2015, so that the asset management fees are payable in cash or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was published in August 2016 and estimated to be $7.90 for Class A common stock as of June 30, 2016 (before our initial NAV was published in March 2016, as was the case at December 31, 2015, we used the offering price of our Class A shares of $10.00 per share). For both the three and nine months ended September 30, 2016 and 2015, our Advisor received its asset management fees in shares of our Class A common stock, which is a non-cash financing activity. At September 30, 2016, our Advisor owned 1,889,683 shares, or 1.4%, of our Class A common stock outstanding. Asset management fees are included in Property expenses in the consolidated financial statements.

Selling Commissions and Dealer Manager Fees

Pursuant to our dealer manager agreement, Carey Financial received a selling commission in connection with our initial public offering of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively. Our initial public offering closed on April 2, 2015. These amounts were recorded in Additional paid-in capital in the consolidated financial statements. We recorded selling commissions and dealer manager fees of $107.9 million on a cumulative basis through September 30, 2016.

Annual Distribution and Shareholder Servicing Fee

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class C common stock, which it may re-allow to selected dealers. The amount of the annual distribution and shareholder servicing fee was initially 1.0% of the offering price per share of our Class C common stock before we began reporting our NAV, but is now 1.0% of the most recently published NAV of our Class C common stock, which was published in August 2016 and estimated to be $7.90 for Class C common stock as of June 30, 2016. The annual distribution and shareholder servicing fee accrues daily and is

CPA®:18 – Global 9/30/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the annual distribution and shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, reaches 10.0% of the gross proceeds from our initial public offering, which it has not yet reached. At September 30, 2016 and December 31, 2015, we had a liability of $7.9 million and $9.4 million, respectively, within Due to affiliate in the consolidated financial statements to reflect the present value of the estimated future payments that we expect to pay Carey Financial.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily-marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended September 30, 2016 and December 31, 2015. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements and bear interest at an annual rate of 2%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

In addition, pursuant to the advisory agreement, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, including Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global; Carey Watermark Investors Incorporated, or CWI 1; Carey Watermark Investors 2 Incorporated, or CWI 2; Carey Credit Income Fund, or CCIF; and Carey European Student Housing Fund I, L.P., or CESH I. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues and those of WPC and other entities managed by WPC and its affiliates.

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. Under the advisory agreement currently in place, the amount of applicable personnel costs allocated to us was capped at 2.4% for 2015 and 2.2% for 2016 of pro rata lease revenues for each year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

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

CPA®:18 – Global 9/30/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

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

Jointly-Owned Investments and Other Transactions with our Affiliates

At September 30, 2016, we owned interests ranging from 50% to 97% in jointly-owned investments, with the remaining interests held by affiliates or by third parties. We consolidate all of these joint ventures with exception to our sole equity investment (Note 5), which we account for under the equity method of accounting. Additionally, no other parties hold any rights that overcome our control. We account for the minority share of these investments as noncontrolling interests.

Note 5. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Land	$179,564	$173,094
Buildings and improvements	844,679	813,480
Less: Accumulated depreciation	(51,243)	(31,467)
	$973,000	$955,107

The carrying value of our Real estate increased by $21.9 million from December 31, 2015 to September 30, 2016, due to the weakening of the U.S. dollar relative to foreign currencies (primarily the euro) during the period.

Operating Real Estate

Operating real estate, which consists of our self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Land	$100,616	$86,016
Buildings and improvements	472,737	404,836
Less: Accumulated depreciation	(22,690)	(10,727)
	$550,663	$480,125

Depreciation expense was $10.6 million and $8.6 million for the three months ended September 30, 2016 and 2015, respectively, and $31.2 million and $22.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

CPA®:18 – Global 9/30/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

In connection with the above project, on February 19, 2016, the joint venture obtained third-party financing (subject to the tenant obtaining a letter of credit, which has not yet occurred) in an amount up to $41.0 million, with an estimated interest rate based on the U.S. treasury rate plus 300 basis points. As of September 30, 2016, we had no amount outstanding under this financing arrangement. In addition, the joint venture has procured a policy of political risk insurance on its equity investment, which is subject to coverage-specific limits and other conditions.

Business Combinations — Self-Storage Properties

During the nine months ended September 30, 2016, we acquired the following four self-storage investments, for a total of $43.0 million:

•	$20.3 million for five facilities, including three in Delaware, one in Milford, Massachusetts, and one in Washington D.C., on April 11, 2016;

•	$11.0 million for a facility in Gilroy, California on February 17, 2016;

•	$5.6 million for a facility in Avondale, Louisiana on January 14, 2016; and

•	$6.1 million for a facility in Kissimmee, Florida on January 14, 2016.

In connection with these self-storage property transactions, we incurred acquisition expenses totaling $4.7 million, which are included in Acquisition expenses in the consolidated financial statements.

During the nine months ended September 30, 2016, we obtained non-recourse mortgage loans totaling $108.3 million, of which $13.8 million relate to our 2016 acquisitions and the remainder related to our 2015 acquisitions. In addition, we assumed certain non-recourse mortgage loans totaling $27.9 million, which related to the properties we acquired on April 11, 2016 (Note 10).

Summary of Assets Acquired and Liabilities Assumed

The following tables present a summary of assets acquired and liabilities assumed in our business combinations at the date of acquisition, and revenues and earnings thereon since their respective dates of acquisition through September 30, 2016 (in thousands):

Self-Storage Properties (a)
Cash consideration	$43,023
Assets acquired at fair value:
Land	$11,573
Buildings	51,231
In-place lease intangible assets	8,158
Other assets acquired	447
71,409
Liabilities assumed at fair value:
Mortgages assumed	(27,925)
Other liabilities assumed	(461)
(28,386)
Total identifiable net assets	$43,023

Self-Storage Properties
Respective Acquisition dates through September 30, 2016
Revenues	$4,052

Net loss	$(6,078)
Net loss attributable to CPA®:18 – Global	$(6,078)
___________

CPA®:18 – Global 9/30/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

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

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Nine Months Ended September 30, 2016
Beginning balance	$131,930
Capitalized funds	93,575
Capitalized interest	5,137
Foreign currency translation adjustments	(2,839)
Placed into service	(29,865)
Ending balance	$197,938

Capitalized Funds — During the nine months ended September 30, 2016, total capitalized funds primarily related to our build-to-suit projects, which were comprised primarily of initial funding of $6.5 million and construction draws of $87.1 million. Capitalized funds include accrued costs of $5.7 million, which are a non-cash investing activity.

Capitalized Interest — Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, which totaled $5.1 million during the nine months ended September 30, 2016 and is a non-cash investing activity. Of that total, $0.3 million of capitalized interest relates to our equity investment in real estate.

Placed into Service — During the nine months ended September 30, 2016, we placed into service two build-to-suit expansion projects and one partially completed student housing development totaling $29.9 million, which is a non-cash investing activity. Of that total, $15.1 million was reclassified to Operating real estate, at cost and $14.8 million was reclassified to Real estate, at cost.

Ending Balance — At September 30, 2016, we had six open build-to-suit projects and one open build-to-suit expansion project with aggregate unfunded commitments totaling approximately $176.4 million, which included $22.4 million related to our equity investment. At September 30, 2016, the aggregate unfunded commitments related to our VIEs totaled $169.2 million.

Equity Investment in Real Estate

We have an interest in an unconsolidated investment that relates to a joint venture project for the development of self-storage facilities in Canada. This investment is jointly-owned with a third party, which also serves as the general partner. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

On May 2, 2016, the joint venture purchased a vacant parcel of land in Vaughan, Ontario for $2.0 million, which is based on the exchange rate of the Canadian dollar at the date of acquisition. This parcel of land will be the site of our third self-storage development in Canada as a part of this joint venture.

On July 1, 2016, we commenced operations in one Canadian self-storage facility upon the completion of a distinct phase of the overall development, and as a result, $2.9 million of the total project was placed into service. During both the three and nine months ended September 30, 2016, we incurred losses of less than $0.1 million relating to this project, which is included in Other income and (expenses) on our consolidated financial statements.

At September 30, 2016 and December 31, 2015, our total equity investment balance for these properties was $14.5 million and $12.6 million, respectively, and the joint venture had total third-party recourse debt of $10.7 million and $0.1 million, respectively.

CPA®:18 – Global 9/30/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

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

Net Investments in Direct Financing Leases

Interest income from direct financing leases was $1.1 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively, and $3.5 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Disposition

On December 30, 2013 and March 7, 2014, we entered into domestic net lease financing transactions with subsidiaries of Crowne Group Inc., from whom we acquired a total of five industrial facilities located in South Carolina, Indiana, and Michigan. In August 2015, the tenants exercised their purchase options and we sold these five industrial facilities back to the subsidiaries of Crowne Group Inc. for $35.7 million. During the three and nine months ended September 30, 2015, we recognized a gain on sale of $6.7 million, which is included in Gain on sale of real estate, net of tax in our consolidated financial statements. Simultaneously, we paid off the existing mortgage loan that encumbered all of these properties (Note 10) and terminated the interest rate swap agreement that was in place. As a result, we recognized a $1.1 million loss on extinguishment of debt within Other income and (expenses) on our consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both September 30, 2016 and December 31, 2015, we had no significant balances of our finance receivables that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the nine months ended September 30, 2016 or the year ended December 31, 2015. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2016.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
1	1	1	$11,177	$12,684
2	1	1	9,135	9,065
3	4	4	57,870	58,217
4	—	—	—	—
5	—	—	—	—
	0		$78,182	$79,966

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties (Note 5) during the nine months ended September 30, 2016, we have recorded In-place lease intangibles of $8.2 million that are being amortized over a period of approximately two years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Below-market ground lease intangibles and above-market rent intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CPA®:18 – Global 9/30/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

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

Nine Months Ended September 30, 2016
Balance at January 1, 2016	$23,389
Foreign currency translation	1,714
Balance at September 30, 2016	$25,103

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$266,908	$(75,039)	$191,869	$255,510	$(43,090)	$212,420
Below-market ground lease	21,416	(642)	20,774	20,894	(325)	20,569
Above-market rent	12,327	(2,156)	10,171	12,174	(1,322)	10,852
	300,651	(77,837)	222,814	288,578	(44,737)	243,841
Unamortizable Intangible Assets
Goodwill	25,103	—	25,103	23,389	—	23,389
Total intangible assets	$325,754	$(77,837)	$247,917	$311,967	$(44,737)	$267,230

Amortizable Intangible Liabilities
Below-market rent	$(15,295)	$2,999	$(12,296)	$(15,439)	$1,546	$(13,893)
Above-market ground lease	(106)	3	(103)	(121)	2	(119)
Total intangible liabilities	$(15,401)	$3,002	$(12,399)	$(15,560)	$1,548	$(14,012)

Net amortization of intangibles, including the effect of foreign currency translation, was $10.3 million and $9.0 million for the three months ended September 30, 2016 and 2015, respectively, and $31.5 million and $22.4 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income, amortization of below-market and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease intangibles is included in Depreciation and amortization expense.

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

CPA®:18 – Global 9/30/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

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

Rent Guarantees — Our rent guarantees, which are included in Other assets, net in the consolidated financial statements, are related to three of our international investments. These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At September 30, 2016 and December 31, 2015, our rent guarantees had a fair value of $0.9 million and $1.3 million, respectively. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% and a growth rate that ranged from 1% to 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. During the three and nine months ended September 30, 2016, we recognized $0.3 million and $1.1 million, respectively, of mark-to-market gains related to these rent guarantees within Other income and (expenses) on our consolidated financial statements.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during the three and nine months ended September 30, 2016 and 2015. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a) (b)	3	$1,145,632	$1,192,071	$999,213	$1,022,641
Note receivable (c)	3	28,000	28,400	28,000	28,400
___________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015 (Note 3). At September 30, 2016 and December 31, 2015, the carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $8.4 million and $8.3 million, respectively. At both September 30, 2016 and December 31, 2015, the carrying value of Bonds payable, net includes unamortized deferred financing costs of $0.7 million.

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2016 and December 31, 2015.

CPA®:18 – Global 9/30/2016 10-Q – 20

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in its fair value and/or the net settlement of the derivative are reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive income (loss) into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2016 and December 31, 2015, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Foreign currency forward contracts and collars	Other assets, net	$4,576	$7,471	$—	$—
Interest rate caps	Other assets, net	1	17	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(201)	(28)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(3,514)	(1,568)
		$4,577	$7,488	$(3,715)	$(1,596)

CPA®:18 – Global 9/30/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Foreign currency forward contracts and collars	$(1,294)	$835	$(2,715)	$2,624
Interest rate swaps	366	22	(1,947)	524
Interest rate caps	—	(20)	(16)	(33)
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency forward contracts and collars	(166)	276	(306)	366
Total	$(1,094)	$1,113	$(4,984)	$3,481
___________

(a)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Foreign currency forward contracts and collars	Other income and (expenses)	$342	$308	$1,010	$870
Interest rate swaps	Interest expense	(230)	(1,401)	(660)	(2,001)
Interest rate caps	Interest expense	(1)	—	(1)	—
Total		$111	$(1,093)	$349	$(1,131)

Amounts reported in Other comprehensive income (loss) related to our interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At September 30, 2016, we estimated that an additional $0.8 million and $1.2 million will be reclassified as Interest expense and Other income and (expenses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Foreign currency collars	Other income and (expenses)	$(11)	$—	$(21)	$—
Interest rate swaps	Interest expense	—	(63)	—	(63)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	5	—	1	—
		$(6)	$(63)	$(20)	$(63)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

CPA®:18 – Global 9/30/2016 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain non-recourse variable-rate mortgage loans and, as a result, may continue to enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at September 30, 2016 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2016
Interest rate swaps	7	54,255	USD	$(3,514)
Interest rate caps	2	22,000	USD	1
				$(3,513)

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency and guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. These instruments lock the range in which a foreign currency exchange rate may fluctuate. Our foreign currency forward contracts and foreign currency collars have maturities of 76 months or less.

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2016 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2016
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts and collars	65	28,133	EUR	$3,049
Foreign currency forward contracts and collars	47	92,041	NOK	1,200
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts and collars	7	30,513	NOK	126
				$4,375

CPA®:18 – Global 9/30/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2016. At September 30, 2016, our total credit exposure was $4.2 million and the maximum exposure to any single counterparty was $2.8 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $3.8 million and $1.6 million at September 30, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $4.2 million and $1.7 million, respectively.

Note 10. Non-Recourse Debt and Bonds Payable

At September 30, 2016, our debt bore interest at fixed annual rates ranging from 1.6% to 5.8% and variable contractual annual rates ranging from 2.2% to 5.1%, with maturity dates from 2017 to 2039.

During the nine months ended September 30, 2016, we obtained or assumed several non-recourse mortgage financings totaling $120.4 million, with a weighted-average annual interest rate of 4.5% and term of nine years. In addition, we obtained a €48.0 million senior construction-to-term mortgage loan related to the development of an office building located in Eindhoven, the Netherlands, which bears an interest rate of Euro Interbank Offered Rate plus 2.5% for each draw down. As of September 30, 2016, we had drawn $15.8 million on this loan, at an interest rate of 3.19%, which is based on the exchange rate of the euro at the date of each drawdown. Upon the completion of the development project, this loan will be converted to a seven-year term loan, at which time it will bear a fixed interest rate of 1.75%.

In addition, during the nine months ended September 30, 2016, we entered into agreements for third-party non-recourse mortgage financing related to the following build-to-suit investments, which had no amounts drawn as of September 30, 2016:

•
$41.0 million that will be used to finance the construction of the university complex development site located in Accra, Ghana (Note 5), which is subject to the tenant obtaining a letter of credit and will bear an interest rate based on the U.S. treasury rate plus 300 basis points upon draw down;

•	€15.2 million that is expected to be available upon the substantial completion of a hotel located in Hamburg, Germany, which will bear an interest rate of 2.1% upon draw down; and

•
€12.8 million that was scheduled to become available upon the completion of the expansion of an industrial facility located in Michalovce, Slovakia, which will bear an interest rate based upon the Euro Interbank Offered Rate plus 3.1% upon draw down. This expansion was completed during the three months ended September 30, 2016, and we drew down on the mortgage proceeds on October 14, 2016.

In conjunction with the August 2015 sale of the Crowne Group Inc. properties (Note 6), we paid off the existing mortgage loans that encumbered all of these properties. The buyer paid the prepayment penalty on our behalf due to the unwinding of the related interest rate swap agreement. During the three and nine months ended September 30, 2015, we recognized a loss on extinguishment of debt of $1.1 million related to the termination of this swap within Other income and (expenses) in our consolidated financial statements.

CPA®:18 – Global 9/30/2016 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$1,117
2017	22,668
2018	27,296
2019	5,644
2020	115,415
Thereafter through 2039	982,363
1,154,503
Unamortized premium, net	279
Deferred financing costs (a)	(9,150)
Total	$1,145,632
___________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015 (Note 3).

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2016. The carrying value of our Non-recourse debt, net and Bonds payable, net increased by $14.5 million from December 31, 2015 to September 30, 2016, reflecting the impact of the weakening of the U.S. dollar relative to certain foreign currencies (primarily the euro) during the same period.

Note 11. Commitments and Contingencies

At September 30, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 5 for unfunded construction commitments.

Note 12. Loss Per Share and Equity

Basic and Diluted Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	106,279,055	$(3,083)	$(0.03)	102,293,880	$(7,078)	$(0.07)
Class C common stock	30,205,326	(998)	(0.03)	29,279,706	(2,697)	(0.09)
Net loss attributable to CPA®:18 – Global		$(4,081)			$(9,775)

CPA®:18 – Global 9/30/2016 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015 (a)
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	105,148,891	$(12,569)	$(0.12)	101,471,695	$(31,659)	$(0.31)
Class C common stock	29,964,756	(3,921)	(0.13)	26,925,898	(10,237)	(0.38)
Net loss attributable to CPA®:18 – Global		$(16,490)			$(41,896)
___________

(a)	As discussed in Note 3, we revised our consolidated statement of operations for the three months ended March 31, 2015.

The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For the three and nine months ended September 30, 2016, the allocation for Class A common stock excludes $0.1 million and $0.3 million, respectively, of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability, which is only applicable to Class C common stock (Note 4). For the three and nine months ended September 30, 2015, the allocation for Class A common stock excludes the annual distribution and shareholder servicing fee of $0.7 million and $1.8 million, respectively, which is only allocated to Class C common stock (Note 4).

Distributions

During the three months ended September 30, 2016, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1376 per share for our Class C common stock. Distributions in the aggregate amount of $20.8 million were paid on October 14, 2016 to stockholders of record on September 30, 2016.

During the nine months ended September 30, 2016, our board of directors declared quarterly distributions aggregating to a total of $49.4 million for our Class A common stock and $12.2 million for our Class C common stock, which equates to $0.4689 per share for our Class A common stock and $0.4089 per share for our Class C common stock.

Distributions are declared at the discretion of our board of directors and are not guaranteed. Until we fully invest the net proceeds of our initial public offering, we expect that a portion of our distributions will be paid from offering proceeds, which reduces amounts available to invest in properties and could lower our overall return.

CPA®:18 – Global 9/30/2016 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,610	$(51,377)	$(49,767)
Other comprehensive income before reclassifications	(817)	2,963	2,146
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	231	—	231
Other income and (expenses)	(342)	—	(342)
Net current-period Other comprehensive income	(928)	2,963	2,035
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	(813)	(813)
Ending balance	$682	$(49,227)	$(48,545)

	Three Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$3,430	$(39,391)	$(35,961)
Other comprehensive loss before reclassifications	(256)	(6,724)	(6,980)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	1,401	—	1,401
Other income and (expenses)	(308)	—	(308)
Net current-period Other comprehensive loss	837	(6,724)	(5,887)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	1,300	1,300
Ending balance	$4,267	$(44,815)	$(40,548)

CPA®:18 – Global 9/30/2016 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,360	$(55,676)	$(50,316)
Other comprehensive income before reclassifications	(4,329)	8,739	4,410
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	661	—	661
Other income and (expenses)	(1,010)	—	(1,010)
Net current-period Other comprehensive income	(4,678)	8,739	4,061
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(2,290)	(2,290)
Ending balance	$682	$(49,227)	$(48,545)

	Nine Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,152	$(22,093)	$(20,941)
Other comprehensive loss before reclassifications	1,984	(28,202)	(26,218)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	2,001	—	2,001
Other income and (expenses)	(870)	—	(870)
Net current-period Other comprehensive loss	3,115	(28,202)	(25,087)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	5,480	5,480
Ending balance	$4,267	$(44,815)	$(40,548)

CPA®:18 – Global 9/30/2016 10-Q – 28

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Lease
Revenues	$27,869	$24,056	$82,500	$65,288
Operating expenses	(15,448)	(20,559)	(46,170)	(51,479)
Interest expense	(7,516)	(6,151)	(22,096)	(18,921)
Other income and expenses, excluding interest expense	382	(2,502)	1,093	(2,405)
(Provision for) benefit from income taxes	(16)	2,626	210	1,489
Gain (loss) on sale of real estate, net of tax	—	6,654	(63)	6,654
Net income attributable to noncontrolling interests	(607)	(419)	(1,441)	(1,190)
Net income (loss) attributable to CPA®:18 – Global	$4,664	$3,705	$14,033	$(564)
Self Storage
Revenues	$13,079	$7,153	$35,785	$16,128
Operating expenses	(14,106)	(10,492)	(44,354)	(28,546)
Interest expense	(2,976)	(1,492)	(7,971)	(3,385)
Other income and expenses, excluding interest expense	(69)	18	(86)	29
Provision for income taxes	(12)	(13)	(103)	(36)
Net loss attributable to CPA®:18 – Global	$(4,084)	$(4,826)	$(16,729)	$(15,810)
All Other
Revenues	$6,336	$5,860	$18,512	$13,297
Operating expenses	(4,327)	(6,334)	(12,375)	(18,774)
Interest expense	(1,221)	(1,298)	(3,640)	(2,557)
Provision for income taxes	(28)	(50)	(107)	(34)
Net (income) loss attributable to noncontrolling interests	38	32	30	115
Net income (loss) attributable to CPA®:18 – Global	$798	$(1,790)	$2,420	$(7,953)
Corporate
Unallocated Corporate Overhead (a)	$(3,797)	$(5,159)	$(10,895)	$(13,548)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(1,662)	$(1,705)	$(5,319)	$(4,021)
Total Company
Revenues	$47,284	$37,069	$136,797	$94,713
Operating expenses	(38,093)	(42,174)	(115,606)	(110,700)
Interest expense	(11,025)	(7,970)	(31,705)	(24,065)
Other income and expenses, excluding interest expense	87	(2,324)	1,120	(4,256)
(Provision for) benefit from income taxes	(103)	1,062	(303)	854
Gain (loss) on sale of real estate, net of tax	—	6,654	(63)	6,654
Net income attributable to noncontrolling interests	(2,231)	(2,092)	(6,730)	(5,096)
Net loss attributable to CPA®:18 – Global	$(4,081)	$(9,775)	$(16,490)	$(41,896)

CPA®:18 – Global 9/30/2016 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

	Total Long-Lived Assets		Total Assets
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015 (b)
Net Lease	$1,179,108	$1,105,237	$1,498,257	$1,446,865
Self Storage	371,082	314,247	416,835	363,284
All Other	249,593	227,644	260,131	238,240
Corporate	—	—	56,323	86,294
Total Company	$1,799,783	$1,647,128	$2,231,546	$2,134,683
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

Note 14. Subsequent Events

On November 1, 2016, we acquired a $38.5 million mezzanine loan, as part of the financing of 27 retail stores in Minnesota, Wisconsin, and Iowa leased to a third party. We will receive interest at an annual rate of London Interbank Offered Rate, or LIBOR, plus 10% and the loan has a scheduled maturity date of October 9, 2018 with three one-year extension options. On October 31, 2016, we received $27.5 million of loan proceeds from WPC, which was used to partially finance this investment, and has an annual interest rate of LIBOR as of the issue date plus 1.1% and a scheduled maturity date of October 31, 2017.

CPA®:18 – Global 9/30/2016 10-Q – 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2015 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate-related investments, which includes our self-storage and multi-family investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Management Changes

On September 22, 2016, we announced that Mr. Hisham A. Kader resigned as Chief Financial Officer. Ms. ToniAnn Sanzone was appointed as Chief Financial Officer, having served as our Chief Accounting Officer since 2015. Ms. Sanzone joined us in 2013 as Controller.

Net Asset Value

Our Advisor calculated our quarterly NAV as of June 30, 2016 in accordance with our valuation policies and determined that the quarterly NAV for both our Class A and Class C common stock was $7.90, which was the same as of March 31, 2016. Our Advisor calculated our NAV by relying in part on a prior appraisal of the fair market value of our real estate portfolio as of December 31, 2015 and updated estimates of the fair market value of debt as of June 30, 2016, both provided by an independent third party. Our Advisor then updated the prior appraisal of our real estate portfolio and adjusted the resulting net equity of our real estate portfolio for certain items. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. The majority of our costs associated with development projects, which are not yet generating income, is included in Real estate under construction in our consolidated financial statements and was approximately $197.9 million as of September 30, 2016. For additional information on the calculation of our quarterly NAV at June 30, 2016, please see our Current Report on Form 8-K dated August 19, 2016.

Beginning with our quarterly NAV as of September 30, 2016, we will obtain a rolling appraisal of the fair market value of our real estate portfolio, whereby approximately 25% of our real estate assets (based on asset value) is appraised each quarter and continue to obtain estimates of the fair market value of our debt as of the respective balance sheet date, both to be provided by an independent third party. Since the quarterly NAV estimate is not based on a full appraisal of the entire portfolio, to the extent the estimated NAV per share adjustments are within +/- 1% of the previously disclosed NAV per share, the quarterly NAV per share will remain unchanged. We will continue to monitor properties not appraised during the quarter to identify ones that may have experienced a significant event and obtain updated third-party appraisals for such properties.

CPA®:18 – Global 9/30/2016 10-Q – 31

Acquisition and Financing Activity

During the nine months ended September 30, 2016, we acquired six new investments for an aggregate amount of $141.3 million and obtained mortgage financing totaling $136.2 million.

On November 1, 2016, we acquired a $38.5 million mezzanine loan, as part of the financing of 27 retail stores in Minnesota, Wisconsin, and Iowa leased to a third party. We will receive interest at an annual rate of LIBOR plus 10% and the loan has a scheduled maturity date of October 9, 2018 with three one-year extension options. On October 31, 2016, we received $27.5 million of loan proceeds from WPC, which was used to partially finance this investment, and has an annual interest rate of LIBOR as of the issue date plus 1.1% with a scheduled maturity date of October 31, 2017.

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

Portfolio Summary

	September 30, 2016	December 31, 2015
Number of net-leased properties (a)	59	58
Number of operating properties (b)	75	66
Number of tenants (a)	102	96
Total square footage (in thousands)	16,114	15,442
Occupancy — Single-tenant (c)	100.0%	100.0%
Occupancy — Multi-tenant (c)	97.4%	93.4%
Occupancy — Self-storage	91.3%	87.1%
Occupancy — Multi-family	94.9%	93.5%
Weighted-average lease term — Single-tenant properties (in years) (c)	11.0	11.5
Weighted-average lease term — Multi-tenant properties (in years) (c)	7.2	7.8
Number of countries	11	10
Total assets (in thousands)	$2,231,546	$2,134,683
Net investments in real estate (in thousands)	1,799,783	1,647,128

	Nine Months Ended September 30,
(dollars in thousands, except exchange rate)	2016	2015
Acquisition volume — consolidated (d) (e)	$141,306	$857,379
Acquisition volume — pro rata (c) (d) (e) (f)	156,840	860,901
Financing obtained — consolidated	136,206	493,265
Financing obtained — pro rata (c) (f)	145,795	484,117
Average U.S. dollar/euro exchange rate	1.1161	1.1148
Average U.S. dollar/Norwegian krone exchange rate (g)	0.1190	0.1266
Average U.S. dollar/British pound sterling exchange rate (h)	1.3939	1.5324
Increase in the U.S. CPI (i)	2.1%	1.3%
Increase in the Harmonized Index of Consumer Prices (i)	0.4%	0.3%
Increase in the Norwegian CPI (i)	3.2%	2.0%
__________

(a)
Represents our single-tenant and multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum ABR for the property. See Terms and Definitions below for a description of ABR.

CPA®:18 – Global 9/30/2016 10-Q – 32

(b)	At September 30, 2016, our operating portfolio consisted of 67 self-storage properties and eight multi-family properties, all of which are managed by third parties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata metrics.

(d)	Includes consolidated investments and build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding, and excludes investments in unconsolidated joint ventures.

(e)	Includes acquisition-related expenses, which were included in Acquisition expenses in the consolidated financial statements.

(f)	Includes investments in unconsolidated joint ventures, which include our equity investment in real estate (Note 5).

(g)
The average exchange rate for the U.S. dollar in relation to the Norwegian krone decreased by 6% during the nine months ended September 30, 2016 as compared to the same period in 2015, resulting in a negative impact on earnings in 2016 from our Norwegian krone-denominated investments.

(h)
The average exchange rate for the U.S. dollar in relation to the British pound sterling decreased by 9.0% during the nine months ended September 30, 2016 as compared to the same period in 2015, resulting in a negative impact on earnings in 2016 from our British pound sterling-denominated investments.

(i)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at September 30, 2016. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	$8,395	9%	$4,198	5%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	7,384	8%	3,692	4%
Konzum d.d. (a)	Retail	Grocery	Split, Zadar, Zagreb (3), Croatia	6,311	6%	5,048	6%
Apply Sørco AS (a)	Office	Business Services	Stavanger, Norway	5,653	6%	2,883	3%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	5,646	6%	5,646	7%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	4,880	5%	4,880	6%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,560	5%	4,560	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	4,211	4%	3,794	5%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,483	4%	3,483	4%
Board of Regents, State of Iowa	Office	Sovereign and Public Finance	Coralville, Iowa	3,315	3%	2,984	4%
Total				$53,838	56%	$41,168	49%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:18 – Global 9/30/2016 10-Q – 33

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
Midwest	$21,893	23%	$21,562	26%
South	15,123	16%	11,431	14%
East	3,354	3%	3,354	4%
West	412	—%	412	—%
U.S. Total	40,782	42%	36,759	44%

International
Norway	17,031	18%	13,614	16%
The Netherlands	8,783	9%	8,783	11%
Poland	8,525	9%	4,263	5%
Croatia	6,311	7%	5,048	6%
Mauritius	4,880	5%	4,880	6%
United Kingdom	4,285	4%	4,235	5%
Germany	3,674	4%	3,562	4%
Slovakia	2,095	2%	2,095	3%
International Total	55,584	58%	46,480	56%

Total	$96,366	100%	$83,239	100%

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$52,405	55%	$41,298	50%
Retail	12,842	13%	10,933	13%
Industrial	12,488	13%	12,488	15%
Warehouse	11,552	12%	11,552	14%
Hotel	7,079	7%	6,968	8%
Total	$96,366	100%	$83,239	100%

CPA®:18 – Global 9/30/2016 10-Q – 34

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Grocery	$10,522	11%	$8,843	11%
Banking	8,395	9%	4,198	5%
Insurance	8,250	9%	4,559	5%
Sovereign and Public Finance	7,857	8%	7,475	9%
Hotel, Gaming, and Leisure	7,159	7%	7,007	8%
Business Services	6,896	7%	4,126	5%
Containers, Packaging, and Glass	5,646	6%	5,646	7%
Capital Equipment	5,364	6%	5,364	6%
Retail Stores	4,712	5%	4,712	6%
Oil and Gas	3,972	4%	3,969	5%
Utilities: Electric	3,897	4%	3,897	5%
High Tech Industries	3,359	4%	3,248	4%
Metals and Mining	3,263	3%	3,263	4%
Media: Advertising, Printing, and Publishing	3,175	3%	3,175	4%
Consumer Services	2,105	2%	2,025	2%
Healthcare and Pharmaceuticals	2,096	2%	2,096	3%
Automotive	1,934	2%	1,934	2%
Construction and Building	1,742	2%	1,742	2%
Non-Durable Consumer Goods	1,249	1%	1,249	2%
Telecommunications	1,039	1%	1,013	1%
Electricity	1,012	1%	1,012	1%
Wholesale	988	1%	988	1%
Cargo Transportation	907	1%	907	1%
Other (a)	827	1%	791	1%
Total	$96,366	100%	$83,239	100%
__________

(a)	Includes ABR from tenants in the following industries: environmental industries and durable consumer goods.

CPA®:18 – Global 9/30/2016 10-Q – 35

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration (b)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2016	4	$186	—%	4	$186	—%
2017	7	1,204	1%	7	1,091	1%
2018	6	678	1%	6	654	1%
2019	7	998	1%	7	998	1%
2020	7	1,898	2%	7	1,811	2%
2021	4	1,315	1%	4	1,205	1%
2022	5	1,733	2%	5	1,733	2%
2023	12	19,387	20%	12	14,763	18%
2024	10	4,718	5%	10	4,718	6%
2025	9	6,389	7%	9	6,389	8%
2026	7	6,626	7%	7	6,626	8%
2027	7	5,645	6%	7	5,645	7%
2028	6	14,496	15%	6	8,034	10%
2029	5	9,213	9%	5	9,213	11%
Thereafter	22	21,880	23%	22	20,173	24%
Total	118	$96,366	100%	118	$83,239	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)
These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent both consolidated and pro rata ABR of $3.4 million.

CPA®:18 – Global 9/30/2016 10-Q – 36

Operating Properties

At September 30, 2016, our operating portfolio consisted of 67 self-storage properties, which had an average occupancy rate of 91.3%, and eight multi-family properties, which had an average occupancy rate of 94.9%. At September 30, 2016, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	23	2,277
Texas	13	1,201
California	10	860
Georgia	5	593
Nevada	3	243
Delaware	3	241
North Carolina	2	403
Hawaii	2	95
Kentucky	1	121
District of Columbia	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Illinois	1	58
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	70	6,481
Canada (a)	3	18
United Kingdom (b)	2	—
International Total	5	18
Total	75	6,499
__________

(a)	Represents three build-to-suit projects for self-storage facilities.

(b)	Represents two build-to-suit projects for student housing developments.

CPA®:18 – Global 9/30/2016 10-Q – 37

Build-to-Suit and Development Projects

As of September 30, 2016, we had the following consolidated development properties and joint-venture development projects, which remain under construction:

(in thousands, except square footage, number of buildings, and ownership percentage)

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)
Q4 2016	Student Housing	Reading, England (d)	96.0%	1	103,194	$42,778	$36,736
Q2 2017	Hotel	Hamburg, Germany	100.0%	1	104,286	20,856	13,692
Q2 2017	Hotel	Munich, Germany	94.9%	1	244,176	71,700	63,421
Q2 2017	Office	Eindhoven, Netherlands	100.0%	1	269,100	85,183	46,525
Q4 2017	Office/Student Housing	Accra, Ghana	100.0%	5	506,537	60,630	15,241
Q4 2017	Hotel	Stuttgart, Germany (e)	94.9%	1	244,513	3,436	3,436
Q3 2018	Student Housing	Portsmouth, England	97.0%	1	126,807	58,749	10,280
				11	1,598,613	$343,332	189,331
Third-party contributions (f)							(861)
Total							$188,470
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)
Amounts related to certain of our build-to-suit projects are denominated in a foreign currency. For these projects, amounts are based on their respective spot rates as of September 30, 2016, where applicable.

(c)
Amounts presented include certain costs that have been fully funded as of September 30, 2016 and are included in Other assets, net but not yet used in construction and therefore not included in Real estate under construction. These amounts also exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)
During the three months ended September 30, 2016, we commenced operations on the completed student-housing rooms of the development, and as a result $15.1 million of the total project was placed into service. The remainder of the student-housing rooms is currently expected to be placed into service during the fourth quarter of 2016.

(e)	This project relates to a build-to-suit expansion of an existing hotel, which we have fully funded but was still under development as of September 30, 2016.

(f)	Amount represents the funds contributed from our joint-venture partners.

As of September 30, 2016, we had the following unconsolidated development properties and joint-venture development projects, which remain under construction:

(in thousands, except square footage, number of buildings, and ownership percentage)

Estimated Completion Date	Property Type	Location (a)	Ownership Percentage (b)	Number of Buildings	Square Footage	Estimated Project Totals (c)	Amount Funded (c)
Q1 2017	Self Storage	Vaughan, Canada	90.0%	1	105,150	$14,959	$8,622
Q1 2017	Self Storage	Mississauga, Canada (d)	90.0%	1	92,125	13,841	9,806
Q1 2018	Self Storage	Vaughan, Canada	90.0%	1	95,475	14,576	2,546
				3	292,750	$43,376	$20,974
__________

(a)
These properties all relate to our sole unconsolidated investment, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

CPA®:18 – Global 9/30/2016 10-Q – 38

(b)
Represents our expected ownership percentage upon the completion of each respective development project. As of September 30, 2016, the joint-venture partner has not yet purchased their 10% equity interest, which will be funded by the distributions they are eligible to receive upon the properties being placed into service.

(c)
Amounts related to our Canadian build-to-suit projects are denominated in Canadian dollars, which have been partially funded with third party financing. For these projects, amounts are based on their respective spot rates as of September 30, 2016.

(d)
On July 1, 2016, we commenced operations in one Canadian self-storage facility upon the completion of a distinct phase of the overall development, and as a result, $2.9 million of the total project was placed into service. During both the three and nine months ended September 30, 2016, we have incurred losses of less than $0.1 million relating to this project, which is included in Other income and (expenses) on our consolidated financial statements.

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly-owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly-owned investments, of the portfolio metrics of those investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, and reflects exchange rates as of the date of this Report. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$47,284	$37,069	$136,797	$94,713
Acquisition expenses	36	10,795	4,747	34,575
Net loss attributable to CPA®:18 – Global	(4,081)	(9,775)	(16,490)	(41,896)

Cash distributions paid	20,566	19,711	60,900	56,014

Net cash provided by operating activities			56,005	24,380
Net cash used in investing activities			(147,215)	(684,996)
Net cash provided by financing activities			57,580	504,370

Supplemental financial measures:
FFO attributable to CPA®:18 – Global (a)	15,297	(293)	41,859	(8,715)
MFFO attributable to CPA®:18 – Global (a)	14,395	11,541	43,000	29,592
Adjusted MFFO attributable to CPA®:18 – Global (a)	14,786	10,677	43,732	28,626
__________

CPA®:18 – Global 9/30/2016 10-Q – 39

(a)
We consider the performance metrics listed above, including Funds from (used in) operations, or FFO, Modified funds from operations, or MFFO, and Adjusted modified funds from operations, or Adjusted MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Total revenues, Net loss attributable to CPA®:18 – Global, Net cash provided by operating activities, FFO, MFFO, and Adjusted MFFO improved for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily reflecting the impact of our investments acquired or placed into service during 2016 and 2015.

CPA®:18 – Global 9/30/2016 10-Q – 40

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues
Lease revenues	$24,751	$21,675	$3,076	$73,339	$59,133	$14,206
Other real estate income - operating property revenues	18,711	12,308	6,403	52,190	27,332	24,858
Reimbursable tenant costs	3,017	2,602	415	8,793	6,348	2,445
Interest income and other	805	484	321	2,475	1,900	575
	47,284	37,069	10,215	136,797	94,713	42,084
Operating Expenses
Depreciation and amortization:
Net-leased properties	11,151	9,766	1,385	34,145	26,282	7,863
Operating properties	9,725	7,886	1,839	28,626	18,021	10,605
	20,876	17,652	3,224	62,771	44,303	18,468
Property expenses:
Operating properties	8,634	5,380	3,254	23,261	11,660	11,601
Reimbursable tenant costs	3,017	2,602	415	8,793	6,348	2,445
Asset management fees	2,547	2,098	449	7,424	5,244	2,180
Net-leased properties	1,382	912	470	3,459	2,111	1,348
	15,580	10,992	4,588	42,937	25,363	17,574
General and administrative	1,601	2,735	(1,134)	5,151	6,459	(1,308)
Acquisition expenses	36	10,795	(10,759)	4,747	34,575	(29,828)
	38,093	42,174	(4,081)	115,606	110,700	4,906
Other Income and Expenses
Interest expense	(11,025)	(7,970)	(3,055)	(31,705)	(24,065)	(7,640)
Other income and (expenses)	87	(2,324)	2,411	1,120	(4,256)	5,376
	(10,938)	(10,294)	(644)	(30,585)	(28,321)	(2,264)
Loss before income taxes and gain (loss) on sale of real estate	(1,747)	(15,399)	13,652	(9,394)	(44,308)	34,914
(Provision for) benefit from income taxes	(103)	1,062	(1,165)	(303)	854	(1,157)
Loss before gain (loss) on sale of real estate	(1,850)	(14,337)	12,487	(9,697)	(43,454)	33,757
Gain (loss) on sale of real estate, net of tax	—	6,654	(6,654)	(63)	6,654	(6,717)
Net Loss	(1,850)	(7,683)	5,833	(9,760)	(36,800)	27,040
Net income attributable to noncontrolling interests	(2,231)	(2,092)	(139)	(6,730)	(5,096)	(1,634)
Net Loss Attributable to CPA®:18 – Global	$(4,081)	$(9,775)	$5,694	$(16,490)	$(41,896)	$25,406
Supplemental financial measures:
MFFO Attributable to CPA®:18 – Global (a)	$14,395	$11,541	$2,854	$43,000	$29,592	$13,408
Adjusted MFFO Attributable to CPA®:18 – Global (a)	$14,786	$10,677	$4,109	$43,732	$28,626	$15,106
__________

CPA®:18 – Global 9/30/2016 10-Q – 41

(a)
We consider MFFO and Adjusted MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Lease Composition and Leasing Activities

As of September 30, 2016, approximately 54.7% of our leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the U.S. CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 38.1% of our leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 2.5% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the nine months ended September 30, 2016, we signed three such leases totaling 23,776 square feet of leased space. Of these leases, two were with new tenants and one was a lease extension with an existing tenant. The weighted average new rent for these leases is $20.39 per square foot and the former rent for the lease extension was $16.71. During the three months ended September 30, 2016, no such leases were signed.

CPA®:18 – Global 9/30/2016 10-Q – 42

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to Net loss attributable to CPA®:18 – Global (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$17,032	$17,146	$(114)	$50,209	$51,841	$(1,632)
Depreciation and amortization	(7,831)	(7,954)	123	(23,348)	(23,830)	482
Property expenses	(777)	(449)	(328)	(2,014)	(1,807)	(207)
Property level contribution	8,424	8,743	(319)	24,847	26,204	(1,357)
Recently Acquired Net-Leased Properties
Lease revenues	7,719	4,124	3,595	23,130	5,517	17,613
Depreciation and amortization	(3,321)	(1,812)	(1,509)	(10,797)	(2,452)	(8,345)
Property expenses	(605)	(463)	(142)	(1,445)	(304)	(1,141)
Property level contribution	3,793	1,849	1,944	10,888	2,761	8,127
Properties Sold
Revenues	—	405	(405)	—	1,775	(1,775)
Depreciation and amortization	—	—	—	—	—	—
Property expenses	—	—	—	—	—	—
Property level contribution	—	405	(405)	—	1,775	(1,775)
Existing Operating Properties
Revenues	4,875	4,431	444	14,131	12,593	1,538
Depreciation and amortization	(1,855)	(2,068)	213	(6,052)	(6,798)	746
Property expenses	(2,160)	(1,916)	(244)	(6,282)	(5,492)	(790)
Property level contribution	860	447	413	1,797	303	1,494
Recently Acquired Operating Properties
Revenues	13,836	7,877	5,959	38,059	14,739	23,320
Depreciation and amortization	(7,869)	(5,818)	(2,051)	(22,574)	(11,223)	(11,351)
Property expenses	(6,474)	(3,464)	(3,010)	(16,979)	(6,168)	(10,811)
Property level contribution	(507)	(1,405)	898	(1,494)	(2,652)	1,158
Total Property Level Contribution
Lease revenues	24,751	21,675	3,076	73,339	59,133	14,206
Property expenses	(1,382)	(912)	(470)	(3,459)	(2,111)	(1,348)
Operating property revenues	18,711	12,308	6,403	52,190	27,332	24,858
Operating property expenses	(8,634)	(5,380)	(3,254)	(23,261)	(11,660)	(11,601)
Depreciation and amortization	(20,876)	(17,652)	(3,224)	(62,771)	(44,303)	(18,468)
Property Level Contribution	12,570	10,039	2,531	36,038	28,391	7,647
Add other income:
Interest income and other	805	484	321	2,475	1,900	575
Less other expenses:
Asset management fees	(2,547)	(2,098)	(449)	(7,424)	(5,244)	(2,180)
General and administrative	(1,601)	(2,735)	1,134	(5,151)	(6,459)	1,308
Acquisition expenses	(36)	(10,795)	10,759	(4,747)	(34,575)	29,828
Other Income and Expenses
Interest expense	(11,025)	(7,970)	(3,055)	(31,705)	(24,065)	(7,640)
Other income and (expenses)	87	(2,324)	2,411	1,120	(4,256)	5,376
	(10,938)	(10,294)	(644)	(30,585)	(28,321)	(2,264)
Loss before income taxes and gain (loss) on sale of real estate	(1,747)	(15,399)	13,652	(9,394)	(44,308)	34,914
(Provision for) benefit from income taxes	(103)	1,062	(1,165)	(303)	854	(1,157)
Loss before gain (loss) on sale of real estate	(1,850)	(14,337)	12,487	(9,697)	(43,454)	33,757
Gain (loss) on sale of real estate, net of tax	—	6,654	(6,654)	(63)	6,654	(6,717)
Net Loss	(1,850)	(7,683)	5,833	(9,760)	(36,800)	27,040
Net income attributable to noncontrolling interests	(2,231)	(2,092)	(139)	(6,730)	(5,096)	(1,634)
Net Loss Attributable to CPA®:18 – Global	$(4,081)	$(9,775)	$5,694	$(16,490)	$(41,896)	$25,406

CPA®:18 – Global 9/30/2016 10-Q – 43

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

For the three and nine months ended September 30, 2016 compared to the same periods in 2015, property level contribution for existing net-leased properties decreased by $0.3 million and $1.4 million, respectively. The decrease for the nine months ended September 30, 2016 compared to 2015 was primarily due to the weakening of the Norwegian krone between the periods, which reduced the lease revenues on several of our properties denominated in this currency.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014.

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, property level contribution from recently acquired net-leased properties increased by $1.9 million and $8.1 million, respectively, primarily as a result of the properties we acquired or placed into service during 2015 and 2016.

Properties Sold

In August 2015, we sold five industrial facilities back to subsidiaries of Crowne Group Inc., which were previously classified as Net investments in direct financing leases in the consolidated financial statements. These dispositions were made as a result of the tenants exercising their purchase options. For the three and nine months ended September 30, 2015, property level contribution from these properties was $0.4 million and $1.8 million, respectively, which excludes the gain on sale of real estate of $6.7 million that we recognized as a result of this disposition.

Existing Operating Properties

Existing operating properties are those we acquired prior to January 1, 2015. For the periods presented, there were 16 existing operating properties.

For the three and nine months ended September 30, 2016 compared to the same periods in 2015, property level contribution for existing operating properties increased by $0.4 million and $1.5 million, respectively. The increase was primarily due to the increase of our average occupancy rate for our self-storage properties from September 30, 2015 to September 30, 2016, which rose from 88.2% to 91.3%, respectively.

Recently Acquired Operating Properties

For three and nine months ended September 30, 2016, compared to the same periods in 2015, property level contribution from recently acquired operating properties increased by $0.9 million and $1.2 million, respectively. These increases were primarily due to the operating properties we acquired during 2015 and 2016.

CPA®:18 – Global 9/30/2016 10-Q – 44

Other Revenues and Expenses

Property Expenses — Asset Management Fees

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, asset management fees increased by $0.4 million and $2.2 million, respectively, due to the growth in our investment volume during 2015 and 2016, which increased the asset base from which our Advisor earns a fee.

General and Administrative

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, general and administrative expenses decreased by $1.1 million and $1.3 million, respectively, primarily due to a decrease in broker-dealer expenses of $0.7 million and $1.8 million, respectively, and a decrease in professional fees of $0.8 million for both the three and nine months ended September 30, 2016, partially offset by an increase in personnel and overhead expenses of $0.2 million and $1.1 million, respectively. The decrease in broker dealer expenses was primarily attributable to the change in accounting treatment for the annual distribution and shareholder servicing fee in connection with our Class C common stock. Prior to the fourth quarter of 2015, we recorded the annual distribution and shareholder servicing fee within General and administrative expenses in our consolidated financial statements. As of December 31, 2015, the estimated future costs of such expenses have been included as a liability with an offset to additional paid-in capital. The liability is reduced as payments are made. The decrease in professional fees was primarily attributable to the decrease in investment volume for the three and nine months ended September 30, 2016, compared to the same periods in 2015. The increases in personnel and overhead expenses were a result of our increased revenues, which had a direct impact on the costs allocated to us by our Advisor under the advisory agreement (Note 4).

Acquisition Expenses

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, acquisition expenses decreased by $10.8 million and $29.8 million, respectively, primarily due to a decrease in investment volume for acquisitions that were deemed to be business combinations, for which fees are required to be expensed under current accounting guidance.

Interest Expense

Our interest expense is directly impacted by the mortgage and bond financing obtained or assumed in connection with our investing activity. During the three and nine months ended September 30, 2016, we obtained financing of $35.0 million and $136.2 million, respectively (Note 10).

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, interest expense increased by $3.1 million and $7.6 million, respectively, primarily due to an increase in mortgage and bond financing obtained or assumed in connection with our investing activity during 2015 and 2016.

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

For the three months ended September 30, 2016, we recognized net other income of $0.1 million, which was primarily comprised of $0.3 million of gains recognized on foreign currency forward contracts and collars and $0.3 million of gains recognized on the change in fair value of rent guarantees, partially offset by $0.6 million of realized and unrealized foreign currency transaction losses related to our international investments, which was primarily related to our short-term intercompany loans.

CPA®:18 – Global 9/30/2016 10-Q – 45

For the three months ended September 30, 2015, we recognized net other expense of $2.3 million, which was primarily comprised of loss on extinguishment of debt of $2.6 million largely related to our disposal of the Crowne Group Inc. properties and the refinancing of certain mortgage loans, partially offset by interest income received on our cash balances held with financial institutions of $0.4 million.

For the nine months ended September 30, 2016, we recognized net other income of $1.1 million, which was primarily comprised of $1.1 million of gains recognized on the change in fair value of rent guarantees, $0.4 million of interest income received on our cash balances held with financial institutions, and $0.2 million of gains recognized on derivatives, partially offset by $0.4 million of realized and unrealized foreign currency transaction losses related to our international investments.

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

(Provision for) Benefit from Income Taxes

For the three and nine months ended September 30, 2016, provision for income taxes was $0.1 million and $0.3 million, respectively, as compared to the same periods in 2015 that was in a tax benefit position of $1.1 million and $0.9 million, respectively, or a change of $1.2 million for both periods. The change is primarily due to $0.8 million of a deferred tax benefit associated with one of our foreign investments that we acquired during the three and nine months ended September 30, 2015.

Gain on Sale of Real Estate, Net of Tax

For both the three and nine months ended September 30, 2015, we sold five industrial facilities back to the subsidiaries of Crowne Group Inc. for $35.7 million and recognized a gain on sale of real estate, net of tax of $6.7 million.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, net income attributable to noncontrolling interests increased by $0.1 million and $1.6 million, respectively. The increase for the three months ended September 30, 2016 was primarily due to an increase in the income generated from certain of our joint-venture investments. The increase for the nine months ended September 30, 2016 was primarily due to an increase in the distribution of available cash of the Operating Partnership, which we refer to as the Available Cash Distribution (Note 4).

Modified Funds from Operations and Adjusted Modified Funds from Operations

MFFO and Adjusted MFFO are non-GAAP measures that we use to evaluate our business. For a definition of MFFO and Adjusted MFFO, and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, MFFO increased by $2.9 million and $13.4 million, respectively, primarily as a result of the accretive impact of our investments acquired or placed into service during 2015 and 2016.

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, Adjusted MFFO increased by $4.1 million and $15.1 million, respectively, primarily as a result of the accretive impact of our investments acquired or placed into service during 2015 and 2016.

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

CPA®:18 – Global 9/30/2016 10-Q – 46

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

Sources and Uses of Cash During the Period

We expect to use the cash flow generated from our investments primarily to pay our operating expenses, service debt and fund distributions to our stockholders. Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of our build-to-suit fundings; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and bonds payable, and the receipt of lease revenues; whether our Advisor receives its fees in shares of our common stock or cash or a combination of both (as elected by our board of directors after consultation with our Advisor); the timing and characterization of distributions received from equity investments in real estate; the timing of payments of fees and the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs in the future as described below. However, as we continue to invest the capital raised in our initial public offering, it may be necessary to use the proceeds from our offering to fund our operating activities and distributions to our stockholders.

Operating Activities — Net cash provided by operating activities increased by $31.6 million during the nine months ended September 30, 2016 as compared the same period in 2015, primarily reflecting the impact of investments acquired during 2015 and 2016.

Investing Activities — Our investing activities are generally comprised of real estate purchases, funding of build-to-suit development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $147.2 million for the nine months ended September 30, 2016. This was primarily the result of cash outflows of $81.1 million to fund construction costs of our build-to-suit projects and $55.3 million for our real estate investments.

Financing Activities — Net cash provided by financing activities totaled $57.6 million for the nine months ended September 30, 2016. This was primarily due to proceeds of $106.6 million from non-recourse mortgage financings and $30.6 million of net proceeds received through our distribution reinvestment plan. We also had cash outflows of $60.9 million related to distributions paid to our stockholders, $11.6 million for distributions to noncontrolling interests, and $7.9 million for the repurchase of shares of our common stock pursuant to our redemption program.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2016, we paid distributions to stockholders of $60.9 million, which were comprised of $28.4 million of cash distributions and $32.5 million reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. From inception through September 30, 2016, we declared distributions to stockholders totaling $195.4 million, which were comprised of cash distributions of $91.2 million and $104.1 million reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 68.0% and 23.2% of total distributions declared for the nine months ended September 30, 2016 and on a cumulative basis through that date, respectively, with the balance funded primarily with proceeds from our offering. Our distribution coverage using cash flow from operations was approximately 90.9% and 49.3% of total distributions declared for the nine months ended September 30, 2016 and on a cumulative basis through that date, respectively, with the balance funded primarily with proceeds from our offering. FFO and cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative

CPA®:18 – Global 9/30/2016 10-Q – 47

negative FFO or cumulative negative cash flow, as applicable, and finally to future period distributions. Until we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets with any remainder to be funded by the uninvested proceeds from our offering. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2016, we received 197 and 41 requests to redeem 705,233 and 286,875 shares of Class A and Class C common stock, respectively, most of which were redeemed in 2016, at a weighted-average price, net of redemption fees, of $7.94 and $8.01 per share, respectively, totaling $7.9 million for both Class A and Class C common stock. Except for redemptions sought in special circumstances, the redemption price of the shares listed above was 95% of our most recently published NAV. For shares redeemed under special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published NAV.

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	September 30, 2016	December 31, 2015 (a)
Carrying Value
Fixed rate	$1,014,053	$910,483
Variable rate:
Amount subject to interest rate swaps and caps	75,219	51,747
Amount subject to floating interest rate	41,472	36,983
Amount of fixed-rate debt subject to interest rate reset features	14,888	—
	131,579	88,730
	$1,145,632	$999,213
Percent of Total Debt
Fixed rate	89%	91%
Variable rate	11%	9%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.1%	4.1%
Variable rate (b)	3.7%	3.5%
___________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015 (Note 3).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

CPA®:18 – Global 9/30/2016 10-Q – 48

Cash Resources

At September 30, 2016, our cash resources consisted of cash and cash equivalents totaling $84.8 million. Of this amount, $25.4 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. As of September 30, 2016, we had $68.8 million available to borrow under third-party financing arrangements for either funding of construction or mortgage financing upon completion of certain of our build-to-suit and development projects (Note 10), which excludes $41.0 million related to the university complex development site located in Accra, Ghana (Note 5) that is subject to the tenant obtaining a letter of credit. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for acquisition funding purposes. On October 31, 2016, we received $27.5 million of loan proceeds from WPC at an annual interest rate equal to LIBOR plus 1.1% and a maturity date of October 31, 2017 (Note 14).

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making any debt servicing payments, as well as other normal recurring operating expenses. Balloon payments totaling $18.0 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. We expect to fund $106.7 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and financing.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2016 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,154,503	$22,568	$32,694	$189,897	$909,344
Interest on borrowings and deferred acquisition fees	328,571	46,518	90,823	84,029	107,201
Capital commitments (b)	177,140	106,040	71,100	—	—
Deferred acquisition fees — principal (c)	16,243	12,149	4,094	—	—
Other lease commitments (d)	12,318	674	1,338	1,098	9,208
Annual distribution and shareholder servicing fee (e)	7,868	467	3,881	3,520	—
Asset retirement obligations (f)	2,698	—	—	—	2,698
	$1,699,341	$188,416	$203,930	$278,544	$1,028,451
__________

(a)
Represents the non-recourse mortgage debt and bonds payable that we obtained in connection with our investments. At September 30, 2016, this excludes $8.9 million of deferred financing costs and unamortized premium.

(b)	Capital commitments include our current build-to-suit projects totaling $176.4 million (Note 5) and $0.7 million related to other construction commitments.

(c)
Represents deferred acquisition fees due to our Advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments from the date of each respective acquisition.

(d)
Other lease commitments consist of rental obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities, which is calculated as our allocable portion of WPC’s future minimum rent amounts using the allocation percentages for overhead reimbursement as of September 30, 2016 (Note 4).

CPA®:18 – Global 9/30/2016 10-Q – 49

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

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2016, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At September 30, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of self-storage facilities in Canada. This investment is jointly-owned with a third party, which is also the general partner. At September 30, 2016, the total equity investment balance for these properties was $14.5 million. The joint venture also had total third-party recourse debt of $10.7 million.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO, MFFO, and Adjusted MFFO, which are non-GAAP measures. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO, MFFO, and Adjusted MFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are provided below.

FFO, MFFO, and Adjusted MFFO

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard

CPA®:18 – Global 9/30/2016 10-Q – 50

impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. It should be noted, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property (including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows) are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO, MFFO, and Adjusted MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO, MFFO, and Adjusted MFFO and the adjustments to GAAP in calculating FFO, MFFO, and Adjusted MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) beginning in April 2022, which is seven years following the closing of our initial public offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our initial public offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CPA®:18 – Global 9/30/2016 10-Q – 51

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, MFFO, and Adjusted MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, MFFO, and Adjusted MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO, MFFO, and Adjusted MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO, MFFO, and Adjusted MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO, MFFO, or Adjusted MFFO accordingly.

CPA®:18 – Global 9/30/2016 10-Q – 52

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015 (a)
Net loss attributable to CPA®:18 – Global	$(4,081)	$(9,775)	$(16,490)	$(41,896)
Adjustments:
Depreciation and amortization of real property	20,978	17,689	63,078	44,419
Loss on sale of real estate, net of tax	—	(6,654)	63	(6,654)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,600)	(1,553)	(4,792)	(4,584)
Total adjustments	19,378	9,482	58,349	33,181
FFO attributable to CPA®:18 – Global — as defined by NAREIT	15,297	(293)	41,859	(8,715)
Adjustments:
Straight-line and other rent adjustments (b)	(1,127)	(1,060)	(3,535)	(2,853)
Realized gains on foreign currency, derivatives and other	(786)	(210)	(1,890)	(765)
Unrealized losses on foreign currency, derivatives and other	680	403	1,276	4,261
Amortization of premium/discount on debt investments and fair market value adjustments, net	330	217	951	647
Above- and below-market rent intangible lease amortization, net (c)	(124)	(32)	(616)	44
Acquisition expenses (d)	36	10,795	4,747	34,575
Loss on extinguishment of debt	—	1,635	—	2,335
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	89	86	208	63
Total adjustments	(902)	11,834	1,141	38,307
MFFO attributable to CPA®:18 – Global	14,395	11,541	43,000	29,592
Adjustments:
Hedging gains	343	308	1,012	870
Deferred taxes	48	(1,172)	(280)	(1,836)
Total adjustments	391	(864)	732	(966)
Adjusted MFFO attributable to CPA®:18 – Global	$14,786	$10,677	$43,732	$28,626
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

CPA®:18 – Global 9/30/2016 10-Q – 53

(d)
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

CPA®:18 – Global 9/30/2016 10-Q – 54

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2016, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $3.5 million (Note 9).

At September 30, 2016, our outstanding debt either bore interest at fixed rates, was swapped to a fixed rate or, in the case of one our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at September 30, 2016 ranged from 1.6% to 5.8%. The contractual annual interest rates on our variable-rate debt at September 30, 2016 ranged from 2.2% to 5.1%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2016 (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$901	$21,800	$4,159	$4,462	$114,194	$877,649	$1,023,165	$1,049,460
Variable rate debt (a)	$216	$868	$23,137	$1,182	$1,221	$104,714	$131,338	$142,611
__________

(a)	Amounts are based on the exchange rate at September 30, 2016, as applicable.

CPA®:18 – Global 9/30/2016 10-Q – 55

The estimated fair value of our fixed-rate debt and variable-rate debt, which has either been effectively converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, approximated their carrying values. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2016 by an aggregate increase of $60.6 million or an aggregate decrease of $66.2 million, respectively. Annual interest expense on our unhedged variable-rate debt at September 30, 2016 would increase or decrease by $0.4 million for each corresponding 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at September 30, 2016, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling, which may affect future costs and cash flows. Although most of our foreign investments through the third quarter of 2016 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the respective currencies, and resulted in a sharp decline in the value of the British pound sterling and to a lesser extent, the euro as compared to the U.S. dollar. In October 2016, the Prime Minister of the United Kingdom announced that the formal withdrawal process would be triggered in the first quarter of 2017. As a result, the end-of-period rate for the U.S. dollar in relation to the British pound sterling at October 31, 2016 decreased by 6.2% to $1.2155 from $1.2962 at September 30, 2016. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union.

Any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.  Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of September 30, 2016 during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$7,682	$37,950	$39,062	$39,101	$38,464	$340,094	$502,353
Norwegian krone (c)	3,979	15,766	15,766	15,766	15,466	78,872	145,615
British pound sterling (d)	1,039	4,045	3,830	3,699	3,123	12,145	27,881
	$12,700	$57,761	$58,658	$58,566	$57,053	$431,111	$675,849

CPA®:18 – Global 9/30/2016 10-Q – 56

Scheduled debt service payments (principal and interest) for mortgage notes, and bonds denominated in Norwegian krone, for our consolidated foreign operations, as of September 30, 2016, during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Debt Service (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$2,416	$21,362	$9,394	$9,468	$90,904	$128,296	$261,840
Norwegian krone (c)	3,349	5,957	5,957	5,957	5,957	168,321	195,498
British pound sterling (d)	245	973	973	973	24,672	—	27,836
	$6,010	$28,292	$16,324	$16,398	$121,533	$296,617	$485,174
__________

(a)
Amounts are based on the applicable exchange rates at September 30, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2016 of $2.4 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2016 of $0.5 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be an insignificant corresponding change in the projected estimated property-level cash flow at September 30, 2016.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues during 2020 for investments denominated in the euro and British pound sterling, and after 2020 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. Our portfolio is currently exposed to concentrations of credit risk as we have not yet fully invested the proceeds from our initial public offering. While we believe our portfolio is reasonably well-diversified, it does contain concentrations in excess of 10% based on the percentage of our consolidated total revenues or ABR. For the nine months ended September 30, 2016, our consolidated portfolio had the following significant characteristics in excess of 10% based on the percentage of our consolidated total revenues:

•	67% related to domestic properties, which included concentrations of 15% and 14% in Florida and Texas, respectively; and

•	33% related to international properties.

At September 30, 2016, our consolidated net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	42% related to domestic properties, which included a concentration in Texas of 11%;

•	58% related to international properties, which included a concentration in Norway of 18%; and

•	55% related to office properties, 13% related to retail properties, 13% related to industrial properties, 12% related to warehouse properties, and 11% related to the grocery industry.

CPA®:18 – Global 9/30/2016 10-Q – 57

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:18 – Global 9/30/2016 10-Q – 58

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2016, we issued 314,520 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were either issued at our most recently published NAV of $7.90 per share or, prior to the first NAV being published, $10.00 per share, which is the price at which our shares of our Class A common stock were sold in our initial public offering. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception and through September 30, 2016, we have issued a total of 1,889,683 shares of our Class A common stock to our Advisor as consideration for asset management fees.

Use of Offering Proceeds

The Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC on May 7, 2013 and we closed the offering on April 2, 2015. As of September 30, 2016, the cumulative use of proceeds from our initial public offering was as follows (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	100,000,000	26,737,968	126,737,968
Aggregate price of offering amount registered (a)	$1,000,000	$250,000	$1,250,000
Shares sold (b)	97,936,653	28,467,928	126,404,581
Aggregated offering price of amount sold	$977,410	$266,108	$1,243,518
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(73,427)	(9,506)	(82,933)
Direct or indirect payments to others	(31,258)	(6,016)	(37,274)
Net offering proceeds to the issuer after deducting expenses	$872,725	$250,586	1,123,311
Purchases of real estate, net of financing and noncontrolling interest			(953,844)
Distributions paid			(195,354)
Proceeds from the sale of real estate			35,709
Working capital			(1,795)
Temporary investments in cash and cash equivalents			$8,027
__________

(a)	These amounts are based on the assumption that the shares sold in our initial public offering were composed of 80% Class A common stock and 20% Class C common stock.

(b)
Excludes shares issued to affiliates, including our Advisor, and shares issued pursuant to our distribution reinvestment plan. We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively.

CPA®:18 – Global 9/30/2016 10-Q – 59

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended September 30, 2016:

	Class A		Class C
2016 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
July	—	$—	—	$—	N/A	N/A
August	—	—	—	—	N/A	N/A
September	307,081	7.78	71,033	7.66	N/A	N/A
Total	307,081		71,033
___________

(a)
Represents shares of our Class A and Class C common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended September 30, 2016, we received 68 and 16 redemption requests for Class A and Class C common stock, respectively, most of which were satisfied during that period. We generally receive fees in connection with share redemptions.

CPA®:18 – Global 9/30/2016 10-Q – 60

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 23, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:18 – Global 9/30/2016 10-Q – 61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	November 9, 2016
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial and Accounting Officer)

CPA®:18 – Global 9/30/2016 10-Q – 62

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 23, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith