Form 10-K
period 2016-12-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2017-03-14
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 103,632,718 and 29,920,244 of Class A and Class C shares, respectively, of outstanding common stock at June 30, 2016.
As of March 3, 2017 there were 108,636,111 shares of Class A common stock and 30,812,393 shares of Class C common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

CPA®:18 – Global 2016 10-K – 1

PART I

Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded real estate investment trust, or REIT, that invests in a diversified portfolio of income-producing commercial properties and other real estate-related assets, both domestically and outside the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We conduct substantially all of our investment activities and own all of our assets through CPA®:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership. In addition to being a general partner and a limited partner of the Operating Partnership, we also own a 99.97% capital interest in the Operating Partnership. WPC–CPA®:18 Holdings, LLC, or CPA®:18 Holdings, also known as the Special General Partner, a subsidiary of our sponsor, W. P. Carey Inc., or WPC, holds the remaining 0.03% special general partner interest in the Operating Partnership.

Our core investment strategy is to acquire, own, and manage a portfolio of commercial real estate properties leased to a diversified group of companies on a single-tenant, net-leased basis. In addition, our portfolio includes self-storage and multi-family investments, which we refer to as our Operating Properties. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs, and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:

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

We are managed by WPC through certain of its subsidiaries, or collectively, our Advisor. WPC is a publicly traded REIT listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement, our Advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations, and administrative services. Our Advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to our Advisor and also reimburse our Advisor for certain expenses incurred in providing services to us, including expenses associated with personnel provided for administration of our operations. The current advisory agreement is scheduled to expire on December 31, 2017, unless renewed in accordance with its terms. As of December 31, 2016, our Advisor also served in this capacity for Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, a publicly owned, non-traded REIT with an investment strategy similar to ours, which, together with us, is referred to as the CPA® REITs. Our Advisor also currently serves in this capacity for Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, which are publicly owned, non-traded REITs that invest in hotel and lodging-related properties, which, together with the CPA® REITs, are referred to as the Managed REITs. WPC also advises Carey Credit Income Fund, or CCIF, a non-traded business development company, and Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe, which, together with the Managed REITs, are referred to as the Managed Programs.

We were formed as a Maryland corporation on September 7, 2012. On May 7, 2013, we commenced our initial public offering of up to $1.4 billion in shares of our common stock, in any combination of Class A and Class C shares, including $150.0 million in shares of common stock through our Distribution Reinvestment Plan, or DRIP. We closed our initial public offering on April 2, 2015 and raised aggregate gross proceeds of $1.2 billion. From inception through December 31, 2016, we also received DRIP proceeds of $83.1 million and $21.0 million from our Class A and Class C common stock, respectively. Although we have substantially invested all of the proceeds from our offering, we intend to continue to use our cash reserves and cash generated from operations to acquire, own, and manage a portfolio of commercial properties leased to a diversified group of companies.

CPA®:18 – Global 2016 10-K – 2

Our estimated net asset values per share, or NAVs, as of September 30, 2016 were $7.90 per share for both Class A and Class C common stock. See Significant Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details regarding our NAV.

We have no employees. At December 31, 2016, our Advisor employed 281 individuals who are available to perform services for us under our advisory agreement (Note 3).

Financial Information About Segments

We operate in three reportable business segments: Net Lease, Self Storage, and Multi Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi Family segment is comprised of our investments in multi-family residential properties and student-housing developments. In addition, we have an All Other category that includes our notes receivable investments. See Note 13 for financial information about our segments and geographic concentrations.

Business Objectives and Strategy

Our objectives are to:

•	provide attractive risk-adjusted returns for our stockholders;

•	generate sufficient cash flow over time to provide investors with increasing distributions;

•	seek investments with potential for capital appreciation; and

•	use leverage to enhance returns on our investments.

We seek to achieve these objectives by investing in a portfolio of income-producing commercial properties, which are primarily leased to a diversified group of companies on a net-leased basis.

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

Our Portfolio

At December 31, 2016, our net lease portfolio was comprised of our full or partial ownership interests in 59 properties, which include multi-tenant properties, substantially all of which were fully occupied and triple-net leased to 103 tenants, and totaled approximately 9.6 million square feet on a pro rata basis. The remainder of our portfolio at that date was comprised of full or partial ownership interests in 68 self-storage properties and eight multi-family properties totaling 6.6 million square feet. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio.

Asset Management

Our Advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations, and arranging for and negotiating sales of assets. With respect to our net-leased investments, asset management functions include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, credit and real estate risk analysis, building expansions and redevelopments, refinancing debt, and selling assets.

CPA®:18 – Global 2016 10-K – 3

Our Advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments, and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Our Advisor also utilizes third-party asset managers for certain domestic and international investments. Our Advisor reviews financial statements of our tenants and undertakes physical inspections of the condition and maintenance of our properties. Additionally, our Advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry. Our Advisor also monitors our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”

Holding Period

We generally intend to hold our investments in real property for an extended period depending on the type of investment. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our stockholders or avoiding increases in risk. No assurance can be given that these objectives will be realized.

One of our objectives is ultimately to provide our stockholders with the opportunity to obtain liquidity for their investments in us. We may provide liquidity for our stockholders through sales of assets (either on a portfolio basis or individually), a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of the Managed REITs or WPC or its affiliates), an enhanced redemption program or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the two most recent instances in which stockholders of non-traded REITs managed by our Advisor were provided with liquidity, Corporate Property Associates 15 Incorporated, or CPA®:15, and Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, merged with and into subsidiaries of WPC on September 28, 2012 and January 31, 2014, respectively. Prior to that, the liquidating entity merged with another, later-formed REIT managed by WPC, as with the merger of Corporate Property Associates 14 Incorporated, or CPA®:14, with CPA®:16 – Global on May 2, 2011.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We will generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a portion of our currency risk on international investments. We, through the subsidiaries we form to make investments, will generally seek to borrow on a non-recourse basis and in amounts that we believe will maximize the return to our stockholders, although we may also borrow at the corporate level. The use of non-recourse financing may allow us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries that is secured only by the assets to which such indebtedness relates without recourse to the borrower or any of its subsidiaries, other than in case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions, and material misrepresentation. Since non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only take back the asset securing the debt, which protects our other assets. In some cases, particularly with respect to non-U.S. investments, the lenders may require that they have recourse to other assets owned by a subsidiary borrower, in addition to the asset securing the debt. Such recourse generally would not extend to the assets of our other subsidiaries. Lenders typically seek to include change of control provisions in the terms of a loan, making the termination or replacement of our Advisor, or the dissolution of our Advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. While we attempt to negotiate to not include such provisions, lenders may require them.

Aggregate borrowings as of the time that the net proceeds of the offering have been fully invested and at the time of each subsequent borrowing may not exceed, on average, the lesser of 75% of the total costs of all investments, or 300% of our net assets, unless the excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts, and other non-cash reserves, less total liabilities.

CPA®:18 – Global 2016 10-K – 4

Our charter currently provides that we will not borrow funds from our directors, WPC, our Advisor or any of their respective affiliates unless the transaction is approved by a majority of our directors (including a majority of the independent directors) who do not have an interest in the transaction, as being fair, competitive, and commercially reasonable and not less favorable than those prevailing for loans between unaffiliated third parties under the same circumstances.

Investment Strategies

Long-Term, Net-Leased Assets

We invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. A significant portion of our acquisitions are subject to long-term net leases, which require the tenant to pay substantially all of the costs associated with operating and maintaining the property. In analyzing potential investments, our Advisor reviews various aspects of a transaction, including the tenant and the underlying real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy our investment criteria. In evaluating net-leased transactions, our Advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — Our Advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. Our Advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Whether a prospective tenant or borrower is creditworthy is determined by our Advisor’s investment department and its independent investment committee, as described below. Our Advisor defines creditworthiness as a risk-reward relationship appropriate to its investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. As such, creditworthy may not mean “investment grade” as defined by the credit rating agencies.

Our Advisor generally seeks investments in facilities that it believes are critical to a tenant’s current business and that it believes have a low risk of tenant default. Our Advisor rates each asset based on the asset’s market and liquidity and also based on how critical the asset is to the tenant’s operations. Our Advisor also evaluates the credit quality of our tenants utilizing an internal five-point credit rating scale, with one representing the highest credit quality (investment grade or equivalent) and five representing the lowest (bankruptcy or foreclosure). Investment grade ratings are provided by third-party rating agencies, such as Standard & Poor’s Ratings Services or Moody’s Investors Service, although our Advisor may determine that a tenant is equivalent to investment grade even if the credit rating agencies have not made that determination. As of December 31, 2016, we had 15 tenants that were rated investment grade. Ratings for other tenants are generated internally utilizing metrics such as interest coverage and debt-to-earnings before interest, taxes, depreciation, and amortization, or EBITDA. These metrics are computed internally based on financial statements obtained from each tenant on a quarterly basis. Under the terms of our lease agreements, tenants are generally required to provide us with periodic financial statements. As of December 31, 2016, we had 40 below-investment grade tenants, with a weighted-average credit rating of 3.3. The aforementioned credit rating data does not include our multi-tenant and operating properties.

Properties Critical to Tenant/Borrower Operations — Our Advisor generally focuses on properties that it believes are critical to the ongoing operations of the tenant. Our Advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

Diversification — Our Advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location, or tenant/borrower industry. By diversifying the portfolio, our Advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While our Advisor has not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that it is reasonably well-diversified. Our Advisor also assesses the relative risk of our portfolio on a quarterly basis.

Lease Terms — Generally, the net-leased properties in which we invest will be leased on a full-recourse basis to the tenants or their affiliates. In addition, our Advisor seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant above a stated level, which we refer to as percentage rent. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.

CPA®:18 – Global 2016 10-K – 5

Real Estate Evaluation — Our Advisor reviews and evaluates the physical condition of the property and the market in which it is located. Our Advisor considers a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. Our Advisor obtains third-party environmental and engineering reports and market studies, if needed. When considering an investment outside the United States, our Advisor will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments.

Transaction Provisions to Enhance and Protect Value — Our Advisor attempts to include provisions in our leases it believes may help to protect our investment from changes in the operating and financial characteristics of a tenant that may affect the tenant’s ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections and/or security deposits, and requiring the tenant to satisfy specific operating tests. Our Advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity, or through a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net-leased transactions is strong, some or all of these provisions may be difficult to obtain. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.

Operating Properties and Other

Self-Storage Investments — Our Advisor combines a rigorous underwriting process and active oversight of property managers with a goal to generate attractive risk-adjusted returns. We had full or partial ownership interests in 68 self-storage properties as of December 31, 2016. Our self-storage investments are managed by unaffiliated third parties who have been engaged by our Advisor.

Multi-Family Investments — Our Advisor has a strategic partnership agreement in place with a third party for the purpose of sourcing and managing investment opportunities in the multi-family sector. The agreement, which was entered into in 2014, combines a rigorous underwriting process and active oversight of property managers with a goal to generate attractive risk-adjusted returns. We had partial ownership interests in eight multi-family properties as of December 31, 2016.

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

Other Real Estate-Related Assets

We have acquired or may in the future acquire other real estate assets, including, but not limited to, the following:

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

•
Mezzanine Loans — We have invested in and may continue to invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property.

•
Equity and Debt Securities of Companies Engaged in Real Estate Activities, including other REITs — We may invest in equity and debt securities (including common and preferred stock, as well as limited partnership or other interests) of companies engaged in real estate activities.

CPA®:18 – Global 2016 10-K – 6

Transactions with Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including the other CPA® REITs and our Advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly owned entities, direct purchases of assets, mergers, or other types of transactions. Joint ventures with affiliates of WPC are permitted only if:

•
a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us; and

•	the affiliate makes its investment on substantially the same terms and conditions as us.

Investment Decisions

Our Advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities for the CPA® REITs and WPC. Our Advisor also has an independent investment committee that provides services to the CPA® REITs, CESH I, and WPC. Before an investment is made, the transaction is reviewed by the investment committee. The independent investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. Our Advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, our Advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee.

The investment committee has developed policies that permit some investments to be made without committee approval. Under current policy, certain investments may be approved by either the chairman of the investment committee or the Advisor’s chief investment officer. Additional such delegations may be made in the future at the discretion of the investment committee.

Competition

We face active competition from many sources for investment opportunities in commercial properties net leased to tenants both domestically and internationally. In general, we believe our Advisor’s experience in real estate, credit underwriting, and transaction structuring should allow us to compete effectively for commercial properties and other real estate-related assets. However, competitors may be willing to accept rates of return, lease terms, other transaction terms, or levels of risk that we may find unacceptable.

We may also compete for investment opportunities with WPC, the other Managed Programs, and entities that may in the future be managed by our Advisor. Our Advisor has undertaken in the advisory agreement to use its best efforts to present investment opportunities to us and to provide us with a continuing and suitable investment program. Our Advisor follows allocation guidelines set forth in the advisory agreement when allocating investments among us, WPC, the other Managed Programs, and entities that our Advisor may manage in the future. Each quarter, our independent directors review the allocations made by our Advisor during the most recently completed quarter. Compliance with the allocation guidelines is one of the factors that our independent directors expect to consider when deciding whether to renew the advisory agreement each year.

Environmental Matters

We have invested, and expect to continue to invest in, properties currently or historically used as industrial, manufacturing, and commercial properties. Under various federal, state, and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in, or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues. With respect to our self-storage and multi-family investments, which are not subject to net-leased arrangements, there is no tenant of the property to provide indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

CPA®:18 – Global 2016 10-K – 7

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

CPA®:18 – Global 2016 10-K – 8

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

Our success is dependent upon general economic conditions in the United States and in the international geographic areas where a substantial number of our investments are located. Adverse changes in economic conditions in the United States or those countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance and our ability to pay distributions.

The price of shares being offered through our DRIP was determined by our board of directors based upon our NAVs and may not be indicative of the price at which the shares would trade if they were listed on an exchange or actively traded by brokers.

The price of the shares currently being offered through our DRIP was determined by our board of directors in the exercise of its business judgment based upon our NAVs as of September 30, 2016. The valuation methodologies underlying our estimated NAVs involved subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved, or (iii) the value of our portfolio at the time you were able to dispose of your shares.

We may be unable to pay or maintain cash distributions or increase distributions over time.

The amount of cash we have available for distribution to stockholders is affected by many factors, such as the performance of our Advisor in selecting investments for us to make, selecting tenants for our properties, and securing financing arrangements; our ability to buy properties; the amount of rental income from our properties; our operating expense levels; as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of considerations, including, but not limited to, our results of operations, cash flow and capital requirements; economic and tax considerations; our borrowing capacity; applicable provisions of the Maryland General Corporation Law; and other factors. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There is also a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status. Consequently, our distribution levels are not guaranteed and may fluctuate.

Our distributions have exceeded, and may in the future exceed, our funds from operations, or FFO.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO will be sufficient to cover our future distributions. Our distributions coverage using FFO was approximately 56.6% and 23.2% of total distributions for the year ended December 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. Our distribution coverage using cash flow from operations was approximately 82.0% and 49.9% of total distributions for the year ended December 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales or borrowings to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid. The portion of our distributions that exceed our earnings and profits may represent a return of capital to our stockholders.

CPA®:18 – Global 2016 10-K – 9

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

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, or (iv) issue shares of common stock to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash, then existing stockholders and investors that purchased their shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our initial public offering, and the value of our properties and other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

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

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies, and procedures, may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk, and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

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

CPA®:18 – Global 2016 10-K – 10

Our success is dependent on the performance of our Advisor, but the past performance of other programs managed by our Advisor may not be indicative of our success.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of our Advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days’ written notice without cause or penalty. The performance of past programs managed by our Advisor may not be indicative of our Advisor’s performance with respect to us. We cannot guarantee that our Advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.

We have invested in, and may continue to invest in, assets outside our Advisor’s core expertise and incur losses as a result.

We are not restricted in the types of investments we may make; we have invested in, and may continue to invest in, assets outside our Advisor’s core expertise of long-term, net-leased properties and self-storage. Our Advisor may not be as familiar with the potential risks of investments outside net-leased properties and self-storage. If we continue to invest in assets outside our Advisor’s core expertise, such as our investments in multi-family properties, our Advisor’s reduced experience level when evaluating investments outside its core business could result in such investments performing more poorly, which in turn could adversely affect our revenues, NAVs, and distributions to our stockholders.

WPC and our dealer manager are parties to a settlement agreement with the SEC and are subject to a federal court injunction as well as a consent order with the Maryland Division of Securities.

In 2008, WPC and Carey Financial, LLC, or Carey Financial, the dealer manager for our public offerings, settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs other than us during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction was entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines, and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

In 2012, CPA®:15, which was also a non-traded REIT advised by WPC and Carey Financial, settled all matters relating to an investigation by the state of Maryland regarding the sale of unregistered securities of CPA®:15 in 2002 and 2003. Under the consent order, CPA®:15, WPC, and Carey Financial agreed, without admitting or denying liability, to cease and desist from any further violations of selling unregistered securities in Maryland. Contemporaneous with the issuance of the consent order, CPA®:15, WPC, and Carey Financial paid the Maryland Division of Securities a civil penalty of $10,000.

Additional regulatory action, litigation, or governmental proceedings could adversely affect us by, among other things, distracting WPC from its duties to us, resulting in significant monetary damages to WPC, which could adversely affect their ability to perform services for us, or resulting in injunctions or other restrictions on WPC’s ability to act as our Advisor in the United States or in one or more states.

CPA®:18 – Global 2016 10-K – 11

We may be deterred from terminating the advisory agreement because, upon certain termination events, our Operating Partnership must decide whether to exercise its right to repurchase all or a portion of CPA®:18 Holdings’ interests.

The termination or resignation of Carey Asset Management Corp. as our Advisor, including by non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of our Advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of CPA®:18 Holdings’ special general partner interest in our Operating Partnership at a value based on the lesser of: (i) five times the amount of the last completed fiscal year’s special general partner distributions; and (ii) the discounted present value of the estimated future special general partner distributions until March 2025. This repurchase could be prohibitively expensive and require the Operating Partnership to sell assets in order to complete the repurchase. If our Operating Partnership does not exercise its repurchase right and CPA®:18 Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our Advisor while CPA®:18 Holdings owns a significant interest in the Operating Partnership. Even if we do find another entity to act as our Advisor, we may be subject to higher fees than those charged by Carey Asset Management Corp. These considerations could deter us from terminating the advisory agreement.

The repurchase of CPA®:18 Holdings’ special general partner interest in our Operating Partnership upon termination of our Advisor may discourage certain business combination transactions.

In the event of a merger or other extraordinary corporate transaction in which the advisory agreement is terminated and an affiliate of WPC does not replace Carey Asset Management Corp. as our Advisor, the Operating Partnership must either repurchase all or a portion of CPA®:18 Holdings’ special general partner interest in our Operating Partnership at the value described in the immediately preceding risk factor or obtain CPA®:18 Holdings’ consent to the merger. This obligation may deter a transaction in which we are not the surviving entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares that might otherwise exist if a third party attempted to acquire us through a merger or other extraordinary corporate transaction.

The termination or replacement of our Advisor could trigger a default or repayment event under the financing arrangements for some of our assets.

Lenders for certain financing arrangement related to our assets may request change of control provisions in their loan documentation that would make the termination or replacement of WPC or its affiliates as our Advisor an event of default or an event triggering the immediate repayment of the full outstanding balance of the loan. If an event of default or a repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.

Payment of fees to our Advisor and distributions to our Special General Partner will reduce cash available for investment and distribution.

Our Advisor performs services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. Pursuant to the advisory agreement, asset management fees payable to our Advisor may be paid in cash or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in cash, we will pay our Advisor substantial cash fees for these services. In addition, our Special General Partner is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

We have limited independence from our Advisor and its affiliates, who may be subject to conflicts of interest.

We delegate our management functions to our Advisor, for which it earns fees pursuant to the advisory agreement. Although at least a majority of our board of directors must be independent, we have limited independence from our Advisor due to the delegation of management functions. As part of its management duties, our Advisor manages our business and selects our investments. Our Advisor and its affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our Advisor and its affiliates include:

•
our Advisor is compensated for certain transactions on our behalf (e.g., acquisitions of investments, leases, sales, and financing), which may cause our Advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and our Advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

CPA®:18 – Global 2016 10-K – 12

•
acquisitions of single assets or portfolios of assets from affiliates (including WPC or the other Managed REITs), subject to our investment policies and procedures, in the form of a direct purchase of assets, a merger, or another type of transaction;

•
competition with WPC and the other entities managed by it for investments, which are resolved by our Advisor (although our Advisor is required to use its best efforts to present a continuing and suitable investment program to us, allocation decisions present conflicts of interest, which may not be resolved in the manner most favorable to our interests);

•
decisions regarding asset sales, which could impact the timing and amount of fees payable to our Advisor, as well as allocations and distributions payable to CPA®:18 Holdings pursuant to its special general partner interests (e.g., our Advisor receives asset management fees and may decide not to sell an asset; however, CPA®:18 Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest);

•	business combination transactions, including mergers with WPC or another Managed REIT;

•	decisions regarding liquidity events, which may entitle our Advisor and its affiliates to receive additional fees and distributions in relation to the liquidations;

•
a recommendation by our Advisor that we declare distributions at a particular rate because our Advisor and CPA®:18 Holdings may begin collecting subordinated fees once the applicable preferred return rate has been met;

•
disposition fees based on the sale price of assets, as well as interests in disposition proceeds based on net cash proceeds from the sale, exchange, or other disposition of assets, may cause a conflict between our Advisor’s desire to sell an asset and our plans for the asset; and

•	the termination and negotiation of the advisory agreement and other agreements with our Advisor and its affiliates.

Our NAVs are computed by our Advisor relying in part on information that our Advisor provides to a third party.

Our NAVs are computed by our Advisor relying in part upon third-party appraisals of the fair market value of our real estate (we began using a rolling appraisal process starting with our September 30, 2016 quarterly NAVs, whereby approximately 25% of our real estate portfolio, based on asset value, is appraised each quarter) and third-party estimates of the fair market value of our debt. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by our Advisor. Because our NAVs are estimates and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize such NAVs in connection with any liquidity event.

We face competition from our Advisor and its affiliates in the purchase, sale, lease, and operation of properties.

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

CPA®:18 – Global 2016 10-K – 13

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

Our Advisor has hired, and may hire additional subadvisors, without stockholder consent.

Our Advisor has hired a subadvisor with regard to our multi-family properties and has the right to appoint one or more other subadvisors with additional expertise in our target asset classes to assist it with investment decisions and asset management. We do not have control over which subadvisors our Advisor may choose, and our Advisor may not have the necessary expertise to effectively monitor the subadvisors’ investment decisions.

If we internalize our management functions, stockholders’ interests could be diluted and we could incur significant self-management costs.

In the future, our board of directors may consider internalizing the functions currently performed for us by our Advisor by, among other methods, acquiring our Advisor. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. There is also no assurance that the key employees of our Advisor who perform services for us would elect to work directly for us, instead of remaining with our Advisor or another affiliate of WPC. An acquisition of our Advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share. Additionally, we may not realize the perceived benefits, be able to properly integrate a new staff of managers and employees, or be able to effectively replicate the services provided previously by our Advisor. Internalization transactions, including the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant resources defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

We could be adversely affected if our Advisor completed an internalization with another Managed Program.

If WPC were to sell or otherwise transfer its advisory business to another Managed Program, we could be adversely affected because our Advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions, and other matters that are more favorable to its Managed Program owner than to us. If we terminate the advisory agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial and we may have difficulty finding a replacement advisor that would perform at a level at least as high as that of our Advisor.

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

CPA®:18 – Global 2016 10-K – 14

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

The tenants or managers of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to successfully conduct their operations, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not always ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

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

CPA®:18 – Global 2016 10-K – 15

Potential impairment of goodwill may adversely affect our results of operations.

Potential impairment of goodwill could adversely affect our financial condition and results of operations. We assess our goodwill for impairment at least annually and more frequently when required by U.S. generally accepted accounting principles, or GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill could indicate that an impairment of the carrying value of such assets may have occurred, resulting in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings. We are also required to write off a portion of goodwill whenever we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill. We allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business for the reporting unit.

The recent changes in both U.S. and international accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential tenants, which could reduce overall demand for our leasing services.

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In the first quarter of 2016, both the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, issued new standards on lease accounting which bring most leases, both existing and new, on the balance sheet for lessees. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases is retained. The new standards also replace existing sale-leaseback guidance with new models applicable to both lessees and lessors. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The standards outline a completely new model for accounting by lessees, whereby their rights and obligations under most leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

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

We believe that we and our subsidiaries are engaged primarily in the business of acquiring and owning interests in real estate. We do not hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that we are an investment company as defined under the Investment Company Act. If we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, (i) limitations on our capital structure (including our ability to use leverage), (ii) restrictions on specified investments, (iii) prohibitions on proposed transactions with “affiliated persons” (as defined in the Investment Company Act), and (iv) compliance with reporting, record keeping, voting, proxy disclosure, and other rules and regulations that would significantly increase our operating expenses.

CPA®:18 – Global 2016 10-K – 16

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

We use derivative financial instruments to hedge against interest rate and currency fluctuations, which could reduce the overall return on our investments.

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

CPA®:18 – Global 2016 10-K – 17

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest in, properties located outside the United States. At December 31, 2016, our directly owned real estate properties located outside of the United States represented 56% of consolidated contractual minimum annualized base rent, or ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws (including land use, zoning, and environmental laws);

•
tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g. the on-going implementation of the European Union’s Anti-Tax Avoidance Directive), which may result in additional taxes on our international investments;

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

In addition, the lack of publicly available information in certain jurisdictions in accordance with GAAP could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental and regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Further, our Advisor’s expertise to date has primarily been in the United States and certain countries in Europe and Asia. Our Advisor has less experience in other international markets and may not be as familiar with the potential risks to our investments in these areas, which could cause us to incur losses as a result.

Our Advisor may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s potential exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum on June 23, 2016, in which voters in the United Kingdom approved an exit from the European Union, it was expected that the British government would initiate a process to leave the European Union (a process commonly referred to as “Brexit”). On January 24, 2017, the Supreme Court of the United Kingdom ruled that Parliamentary approval will be required to give the Article 50 Notice that will start the United Kingdom’s withdrawal process. We cannot predict when or how the referendum may be implemented, if at all, and are continuing to assess the potential impact, if any, of the referendum on our operations, financial condition, and results of operations.

If the referendum is passed into law, negotiations would commence to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this Report, we own real estate in foreign jurisdictions, including the United Kingdom and other European countries, and we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international lease revenue is reduced because foreign currencies translate into fewer U.S. dollars.

CPA®:18 – Global 2016 10-K – 18

The longer-term effects of Brexit will depend on any agreements that the United Kingdom makes to retain access to European Union markets, either during a transitional period or more permanently. The real estate industry faces substantial uncertainty regarding the impact of the potential exit of the United Kingdom from the European Union. Adverse consequences could include, and are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could have a material negative impact on our operations, financial condition and results of operations.

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

Most of our investments were made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

Some of our financing may also require us to make a balloon payment at maturity. Our ability to make such balloon payments will depend upon our ability to refinance the obligation, invest additional equity, or sell the underlying property. When a balloon payment is due, however, we may be unable to refinance the balloon payment on terms as favorable as the original loan, make the payment with existing cash or cash resources, or sell the property at a price sufficient to cover the payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties, and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected disposition timing of our assets.

Because most of our properties are occupied by a single tenant, our success is materially dependent upon their financial stability.

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our revenues. For the year ended December 31, 2016, our five largest tenants/guarantors represented approximately 21% of total consolidated revenue. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to our stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating. In addition, the bankruptcy or default of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We may in the future have tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

CPA®:18 – Global 2016 10-K – 19

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

Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy (unrelated to the termination), plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net-leased transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

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

In addition, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws (an entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business, or assets in the United States). If a tenant became a debtor under U.S. bankruptcy laws, it would then have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that, until such unexpired lease is assumed or rejected, the tenant or its trustee must perform the tenant’s obligations under the lease in a timely manner. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court. CPA®:17 – Global and certain of the other CPA® programs previously managed by our Advisor have had tenants file for bankruptcy protection and have been involved in bankruptcy-related litigation (including with several international tenants). Historically, four of the seventeen CPA® programs managed by our Advisor temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants. Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency.

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

We may acquire undeveloped land or partially developed buildings in order to construct build-to-suit facilities for a prospective tenant. The primary risks of build-to-suit projects are the potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may, among other things, cause total project costs to exceed the original budget and may depress our NAVs until the projects come online. While some prospective tenants will bear these risks, we may be required to bear these risks in other instances, which means that (i) we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or (ii) that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials, and completing plans and specifications prior to commencement of construction. The incurrence of the additional costs described above or any non-occupancy by a prospective tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses, which may adversely affect our NAVs.

CPA®:18 – Global 2016 10-K – 20

Development and construction risks could affect our profitability.

We may continue to invest in and develop multi-family, student housing, and other properties. Such investments can involve long timelines and complex undertakings, including due diligence, entitlement, environmental remediation, and dense urban construction. We may abandon opportunities that we have begun to explore for a number of reasons (including changes in local market conditions or increases in construction or financing costs) and, as a result, fail to recover expenses already incurred in exploring those opportunities. We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities. We project construction costs based on market conditions at the time we prepare our budgets and, while we include anticipated changes, we cannot (i) predict costs with certainty or (ii) guarantee that market rents in effect at the time that the development is completed will be sufficient to offset the effects of any increased costs. Occupancy rates and rents may fail to meet our original expectations for a number of reasons, including competition from similar developments and other changes in market and economic conditions beyond our control.

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

A decrease in the demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio. Demand for self-storage space has been and could be adversely affected by weakness in national, regional, and local economies; changes in supply of, or demand for, similar or competing self-storage facilities in an area; and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues. For the year ended December 31, 2016, revenue generated from our self-storage investments represented approximately 26% of our consolidated total revenue.

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

CPA®:18 – Global 2016 10-K – 21

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

Our costs of investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant by environmental laws, could affect its ability to make rental payments to us. And although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities. With respect to our self-storage and multi-family investments, where there is no tenant to provide indemnification under a net-leased arrangement, we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

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

CPA®:18 – Global 2016 10-K – 22

The occurrence of cyber incidents to our Advisor, or a deficiency in our Advisor’s cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of information resources. More specifically, a cyber incident could be (i) an intentional attack, which could include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information; or (ii) an unintentional accident or error. As our Advisor’s reliance on technology has increased, so have the risks posed to our Advisor’s systems, both internal and outsourced. Our Advisor may also store or come into contact with sensitive information and data. If our Advisor or their partners fail to comply with applicable privacy or data security laws in handling this information, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We and our Advisor maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our Advisor’s systems. Our Advisor has implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our and our Advisor’s increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

We may acquire or originate certain loans that do not conform to conventional loan criteria applied by traditional lenders and that are not rated or are rated below investment grade (i.e., lower than Baa3 for investments rated by Moody’s Investors Service and BBB- or below for Standard & Poor’s Ratings Services). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow, or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

CPA®:18 – Global 2016 10-K – 23

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.

We may continue to invest in mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. If the entity providing the pledge of its ownership interests as security declares bankruptcy, we may not have full recourse to the assets of the property-owning entity or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

We have invested, and may continue to invest, in debt securities that are subject to specific risks relating to the particular issuer of securities and to the general risks of investing in subordinated real estate securities.

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

CPA®:18 – Global 2016 10-K – 24

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

CPA®:18 – Global 2016 10-K – 25

In addition, the partnership agreement expressly limits our liability by providing that we and our officers, directors, employees, and designees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred, or benefits not derived if we or our officers, directors, agents, employees, or designees, as the case may be, acted in good faith. Furthermore, our Operating Partnership is required to indemnify us and our officers, directors, agents, employees, and designees to the extent permitted by applicable law from, and against, any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent, or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property, or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

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

CPA®:18 – Global 2016 10-K – 26

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

CPA®:18 – Global 2016 10-K – 27

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

CPA®:18 – Global 2016 10-K – 28

Because the REIT provisions of the Internal Revenue Code limit our ability to hedge effectively, the cost of our hedging may increase and we may incur tax liabilities.

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets and liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes (which we enter into to manage interest rate risk with respect to borrowings to acquire or carry real estate assets) and income from certain currency hedging transactions related to our non-U.S. operations, do not constitute “gross income” for purposes of the REIT gross income tests (such a hedging transaction is referred to as a “qualifying hedge”). In addition, if we enter into a qualifying hedge, but dispose of the underlying property (or a portion thereof) or the underlying debt (or a portion thereof) is extinguished, we can enter into a hedge of the original qualifying hedge, and income from the subsequent hedge will also not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on income or gains resulting from such hedges or limit our hedging and therefore expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

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

Our ownership of TRSs will be subject to limitations that could prevent us from growing our portfolio and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.

Overall, (i) for taxable years beginning prior to January 1, 2018, no more than 25% of the value of a REIT’s gross assets, and (ii) for taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s gross assets, may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our portfolio. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

CPA®:18 – Global 2016 10-K – 29

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

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes; (ii) taxes on any undistributed income and state, local, or foreign income; and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35% for year 2017) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

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

CPA®:18 – Global 2016 10-K – 30

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located in the offices of our Advisor at 50 Rockefeller Plaza, New York, NY 10020.

See Item 1. Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8. Financial Statements and Supplementary Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

At December 31, 2016, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business may be pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA®:18 – Global 2016 10-K – 31

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 3, 2017, there were 29,284 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions per share for the past two years are as follows:

	Years Ended December 31,
	2016		2015
	Class A	Class C	Class A	Class C
First quarter	$0.1563	$0.1337	$0.1562	$0.1329
Second quarter	0.1563	0.1376	0.1562	0.1329
Third quarter (a)	0.1563	0.1376	0.1563	0.1340
Fourth quarter	0.1563	0.1378	0.1563	0.1335
	$0.6252	$0.5467	$0.6250	$0.5333
__________

(a)	Due to the close of our offering on April 2, 2015, our board of directors began to declare quarterly rather than daily distribution rates in the third quarter of 2015.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2016, we issued 339,513 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at $7.90 per share, which represented our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through December 31, 2016, we have issued a total of 2,229,196 shares of our Class A common stock to our Advisor as consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

CPA®:18 – Global 2016 10-K – 32

Use of Offering Proceeds

The Registration Statement (File No. 333-185111) for our initial public offering was declared effective by the SEC on May 7, 2013 and we closed the offering on April 2, 2015. As of December 31, 2016, we have fully invested the proceeds from our initial public offering and the cumulative use of proceeds was as follows (dollars in thousands):

	Common Stock
	Class A	Class C	Total
Shares registered (a)	100,000,000	26,737,968	126,737,968
Aggregate price of offering amount registered (a)	$1,000,000	$250,000	$1,250,000
Shares sold (b)	97,936,653	28,467,928	126,404,581
Aggregated offering price of amount sold	$977,410	$266,108	$1,243,518
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(73,427)	(10,066)	(83,493)
Direct or indirect payments to others	(31,258)	(6,016)	(37,274)
Net offering proceeds to the issuer after deducting expenses	$872,725	$250,026	1,122,751
Purchases of real estate, net of financing and noncontrolling interest			(946,555)
Distributions paid (c)			(211,905)
Proceeds from the sale of real estate			35,709
Temporary investments in cash and cash equivalents			$—
__________

(a)	These amounts are based on the assumption that the shares sold in our initial public offering were composed of 80% Class A common stock and 20% Class C common stock.

(b)
Excludes shares issued to affiliates, including our Advisor, and shares issued pursuant to our DRIP. We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively.

(c)	Includes distributions declared in the fourth quarter of 2016 and paid in the first quarter of 2017 (Note 11).

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2016:

	Class A		Class C
2016 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
October	—	—	—	—	N/A	N/A
November	—	—	—	—	N/A	N/A
December	272,122	$7.92	61,879	$7.50	N/A	N/A
Total	272,122		61,879
___________

(a)
Represents shares of our Class A and Class C common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended December 31, 2016, we received 74 and 11 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, all such requests were satisfied. We generally receive fees in connection with share redemptions.

CPA®:18 – Global 2016 10-K – 33

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014	2013
Operating Data (a)
Total revenues	$184,323	$135,943	$54,317	$3,292
Acquisition expenses	6,789	42,216	59,225	86
Net loss	(19,785)	(49,326)	(56,556)	(241)
Net (income) loss attributable to noncontrolling interests	(10,299)	(8,406)	689	(390)
Net loss attributable to CPA®:18 – Global	(30,084)	(57,732)	(55,867)	(631)

Loss per share:
Net loss attributable to CPA®:18 – Global Class A	(0.22)	(0.45)	(0.63)	(0.18)
Net loss attributable to CPA®:18 – Global Class C	(0.23)	(0.44)	(0.72)	(0.27)

Distributions per share declared to CPA®:18 – Global Class A	0.6252	0.6250	0.6248	0.2717
Distributions per share declared to CPA®:18 – Global Class C	0.5467	0.5333	0.5316	0.2311
Balance Sheet Data
Total assets (b)	$2,209,446	$2,134,683	$1,611,462	$355,289
Net investments in real estate	1,813,159	1,647,128	941,357	171,664
Long-term obligations (b) (c)	1,180,138	1,035,354	534,815	87,384
Other Information
Net cash provided by (used in) operating activities	$67,723	$35,563	$(9,914)	$2,262
Net cash used in investing activities	(215,139)	(897,773)	(945,583)	(223,813)
Net cash provided by financing activities	103,399	555,795	1,282,829	330,308
Cash distributions paid	81,677	75,936	37,636	115
Distributions declared	82,594	78,385	53,444	1,936
___________

(a)
From September 2, 2012, our date of inception, to December 31, 2012, we had no significant assets, cash flows, or results of operations, and accordingly periods prior to January 1, 2013 are not presented.

(b)
On January 1, 2016, we adopted Accounting Standards Update, or ASU, 2015-03, which changes the presentation of debt issuance costs (previously recognized as an asset) and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (Note 2). As a result of adopting this guidance, we reclassified deferred financing costs totaling $9.0 million, $4.4 million, and $0.4 million from Other assets, net to Non-recourse debt, net and Bonds Payable, net as of December 31, 2015, 2014, and 2013, respectively.

(c)	Represents non-recourse mortgage obligations, bonds payable, deferred acquisition fee installments (including interest), and the annual distribution and shareholder servicing fee liability.

CPA®:18 – Global 2016 10-K – 34

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

We operate in three reportable business segments: Net Lease, Self Storage, and Multi Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi Family segment is comprised of our investments in multi-family residential properties and student-housing developments. In addition, we have an All Other category that includes our notes receivable investments.

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors.

Business Overview

We are a publicly owned, non-traded REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of real estate-related investments, which includes our self-storage and multi-family investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations and fundraising in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Management Changes

On September 22, 2016, we announced that Mr. Hisham A. Kader resigned as chief financial officer and that Ms. ToniAnn Sanzone would be appointed as our new chief financial officer. Ms. Sanzone joined us in 2013 and has served as our chief accounting officer since 2015. She also serves as chief financial officer of WPC.

On December 12, 2016, we announced that Mr. Thomas E. Zacharias, managing director and chief operating officer of WPC, informed WPC’s Board of Directors of his decision to retire effective March 31, 2017. Effective as of that same date, Mr. Zacharias will also resign from his position as our chief operating officer.

On January 23, 2017, we announced that Ms. Kristin Sabia was appointed as our chief accounting officer, succeeding Ms. Sanzone, who remains as our chief financial officer, in that role. Ms. Sabia joined CPA®:17 – Global in 2012 and served as its controller since 2015.

CPA®:18 – Global 2016 10-K – 35

Net Asset Value

Our Advisor calculated our quarterly NAVs as of September 30, 2016 in accordance with our valuation policies and determined that the quarterly NAV for both our Class A and Class C common stock was $7.90, which were the same at June 30, 2016. Our Advisor calculated our NAVs by relying in part on a prior appraisal of the fair market value of our real estate portfolio as of December 31, 2015, an updated appraisal of the fair market value of approximately 25% of our real estate portfolio as of September 30, 2016 and updated estimates of the fair market value of debt as of September 30, 2016, both provided by an independent third party. Our Advisor then updated both the prior appraisal and the updated appraisal of our real estate portfolio and adjusted the resulting net equity of our real estate portfolio for certain items. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. The majority of our costs associated with development projects, which are not yet generating income, is included in Real estate under construction in our consolidated financial statements and was approximately $182.6 million as of December 31, 2016. For additional information on our calculation of our NAVs at September 30, 2016, please see our Current Report on Form 8-K dated November 22, 2016. Our Advisor currently intends to determine our NAVs as of December 31, 2016 during the first quarter of 2017.

Beginning with our quarterly NAVs as of September 30, 2016, we obtain a rolling appraisal of the fair market value of our real estate portfolio, whereby approximately 25% of our real estate assets (based on asset value) is appraised each quarter and continue to obtain estimates of the fair market value of our debt as of the respective balance sheet date, both to be provided by an independent third party. Since the quarterly NAV estimates are not based on a full appraisal of the entire portfolio, to the extent any estimated NAV per share adjustments are within +/- 1% of the previously disclosed NAV per share, the quarterly NAV per share will remain unchanged. We monitor properties not appraised during the quarter to identify ones that may have experienced a significant event and obtain updated third-party appraisals for such properties.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. At December 31, 2016, the accrual for the distribution and shareholder servicing fee was $7.4 million.

Acquisitions

During 2016, we acquired eight new investments for an aggregate amount of $185.2 million, inclusive of unfunded future commitments and acquisition-related costs and fees. These investments were comprised of $79.0 million for self-storage properties, $65.7 million for net-leased properties, and $40.5 million for a note receivable investment.

Financing Activity

During 2016, we obtained non-recourse mortgage and bond financing totaling $148.2 million, including $95.1 million for self-storage properties, $47.2 million for net-leased properties, and $5.9 million for multi-family properties, with a weighted-average annual interest rate and term to maturity of 4.5% and 8.4 years, respectively. Amounts are based on the exchange rate of the foreign currency at the date of financing, as applicable. In addition, we obtained a $53.3 million senior construction-to-term mortgage loan (based on the exchange rate of the euro at the date of acquisition), related to the development of an office building in Eindhoven, the Netherlands, which bears an interest rate of Euro Interbank Offered Rate plus 2.5% for each draw down. As of December 31, 2016, we had drawn $27.3 million on this loan (based on the exchange rate of the euro at the date of each drawdown) at an interest rate of 3.2%.

CPA®:18 – Global 2016 10-K – 36

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We expect to make these investments both domestically and internationally. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide selected information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	December 31,
	2016	2015
Number of net-leased properties (a)	59	58
Number of operating properties (b)	76	66
Number of tenants (a)	103	96
Total square footage (in thousands) (c)	16,259	15,442
Occupancy — Single-tenant (c)	100.0%	100.0%
Occupancy — Multi-tenant (c)	98.4%	93.4%
Occupancy — Self-storage (c)	91.0%	87.1%
Occupancy — Multi-family (c)	93.9%	93.5%
Weighted-average lease term — Single-tenant properties (in years) (c)	10.8	11.5
Weighted-average lease term — Multi-tenant properties (in years) (c)	7.1	7.8
Number of countries (c)	11	10
Total assets (in thousands) (d)	$2,209,446	$2,134,683
Net investments in real estate (in thousands) (d)	1,813,159	1,647,128

	Years Ended December 31,
(dollars in thousands, except exchange rate)	2016	2015	2014
Acquisition volume — consolidated (d) (e) (f)	$185,203	$1,128,090	$1,044,234
Acquisition volume — pro rata (c) (e) (f) (g)	200,736	1,136,580	911,699
Financing obtained — consolidated (d) (h)	175,451	569,075	466,354
Financing obtained — pro rata (c) (g) (h)	188,222	566,725	394,193
Average U.S. dollar/euro exchange rate	1.1067	1.1099	1.3295
Average U.S. dollar/Norwegian krone exchange rate	0.1193	0.1243	0.1593
Average U.S. dollar/British pound sterling exchange rate	1.3558	1.5286	1.6482
Change in the U.S. CPI (i)	2.0%	0.7%	0.8%
Change in the Harmonized Index of Consumer Prices (i)	1.2%	0.2%	(0.2)%
Change in the Norwegian CPI (i)	3.4%	2.3%	2.1%
__________

(a)
Represents our single-tenant and multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum ABR for the property. See Terms and Definitions below for a description of ABR.

(b)	At December 31, 2016, our operating portfolio consisted of 68 self-storage properties and eight multi-family properties, all of which are managed by third parties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata amounts.

(d)	Represents consolidated basis.

(e)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(f)	Includes acquisition-related expenses, which were included in Acquisition expenses in the consolidated financial statements.

(g)	Includes our equity investment in real estate for the years ended December 31, 2016 and 2015, which is a build-to-suit project (Note 4).

(h)	Excludes $27.5 million of loan proceeds from WPC used to partially finance a new investment (Note 3).

(i)	Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices.

CPA®:18 – Global 2016 10-K – 37

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at December 31, 2016. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	$7,928	8%	$3,964	5%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	7,384	8%	3,692	5%
Konzum d.d. (a)	Retail	Grocery	Split, Zadar, Zagreb (3), Croatia	5,960	6%	4,768	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	5,646	6%	5,646	7%
Apply Sørco AS (a)	Office	Business Services	Stavanger, Norway	5,280	6%	2,693	3%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	4,609	5%	4,609	6%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,259	5%	4,259	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	3,934	4%	3,544	4%
Orbital ATK, Inc.	Office	Metals and Mining	Plymouth, Minnesota	3,327	4%	3,327	4%
Board of Regents, State of Iowa	Office	Sovereign and Public Finance	Coralville, Iowa	3,315	4%	2,984	4%
Total				$51,642	56%	$39,486	49%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:18 – Global 2016 10-K – 38

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
Midwest	$21,981	23%	$21,650	27%
South	15,138	16%	11,446	14%
East	3,414	4%	3,414	4%
West	412	1%	412	1%
U.S. Total	40,945	44%	36,922	46%

International
Norway	16,166	17%	12,950	16%
The Netherlands	8,295	9%	8,295	10%
Poland	8,051	9%	4,025	5%
Croatia	5,960	6%	4,768	6%
Mauritius	4,609	5%	4,609	6%
United Kingdom	4,087	4%	4,039	5%
Germany	3,502	4%	3,394	4%
Slovakia	1,979	2%	1,979	2%
International Total	52,649	56%	44,059	54%

Total	$93,594	100%	$80,981	100%

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$50,687	55%	$40,003	50%
Retail	12,319	13%	10,497	13%
Industrial	12,235	13%	12,235	15%
Warehouse	11,637	12%	11,637	14%
Hotel	6,716	7%	6,609	8%
Total	$93,594	100%	$80,981	100%

CPA®:18 – Global 2016 10-K – 39

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Grocery	$9,894	11%	$8,312	10%
Insurance	8,230	9%	4,538	6%
Banking	7,928	8%	3,964	5%
Sovereign and Public Finance	7,610	8%	7,230	9%
Hotel, Gaming, and Leisure	6,792	7%	6,647	8%
Business Services	6,503	7%	3,916	5%
Containers, Packaging, and Glass	5,646	6%	5,646	7%
Capital Equipment	5,011	5%	5,011	6%
Retail Stores	5,002	5%	4,977	6%
Utilities: Electric	3,815	5%	3,815	5%
Oil and Gas	3,753	4%	3,751	5%
Metals and Mining	3,327	4%	3,327	4%
High Tech Industries	3,285	4%	3,182	4%
Media: Advertising, Printing, and Publishing	3,173	3%	3,173	4%
Healthcare and Pharmaceuticals	1,979	2%	1,979	2%
Consumer Services	1,979	2%	1,905	2%
Automotive	1,930	2%	1,930	2%
Construction and Building	1,727	2%	1,727	2%
Non-Durable Consumer Goods	1,245	1%	1,245	2%
Telecommunications	1,058	1%	1,034	2%
Electricity	1,012	1%	1,012	1%
Wholesale	988	1%	988	1%
Other (a)	1,707	2%	1,672	2%
Total	$93,594	100%	$80,981	100%
__________

(a)	Includes ABR from tenants in the following industries: cargo transportation, environmental industries, and durable consumer goods.

CPA®:18 – Global 2016 10-K – 40

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated			Pro Rata
Year of Lease Expiration (a) (b)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
2017	11	$1,347	1%	11	$1,240	2%
2018	5	166	—%	5	144	—%
2019	6	904	1%	6	904	1%
2020	8	2,237	3%	8	2,154	3%
2021	5	1,246	1%	5	1,143	1%
2022	6	1,637	2%	6	1,637	2%
2023	12	18,572	20%	12	14,210	18%
2024	10	5,017	5%	10	4,991	6%
2025	9	5,986	6%	9	5,986	7%
2026	8	6,665	7%	8	6,665	8%
2027	7	5,474	6%	7	5,474	7%
2028	6	14,116	15%	6	7,836	10%
2029	5	9,011	10%	5	9,011	11%
2030	6	4,644	5%	6	4,313	5%
Thereafter	16	16,572	18%	16	15,273	19%
Total	120	$93,594	100%	120	$80,981	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)
These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent both consolidated and pro rata ABR of $3.2 million. All the years listed above include multi-tenant properties, except 2026.

CPA®:18 – Global 2016 10-K – 41

Operating Properties

At December 31, 2016, our operating portfolio consisted of 68 self-storage properties, which had an average occupancy rate of 91.0%, and eight multi-family properties, which had an average occupancy rate of 93.9%. At December 31, 2016, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	23	2,277
Texas	13	1,201
California	10	860
Georgia	5	593
Nevada	3	243
Delaware	3	241
North Carolina	2	403
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
District of Columbia	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	71	6,523
Canada (a)	3	18
United Kingdom (b)	2	103
International Total	5	121
Total	76	6,644
__________

(a)	Represents three build-to-suit projects for self-storage facilities.

(b)	Represents two build-to-suit projects for student housing developments, one of which was placed into service during the year ended December 31, 2016.

CPA®:18 – Global 2016 10-K – 42

Build-to-Suit and Development Projects

As of December 31, 2016, we had the following consolidated development properties and joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)
Q2 2017	Hotel	Hamburg, Germany	100.0%	1	104,286	$22,708	$16,273
Q2 2017	Hotel	Munich, Germany	94.9%	1	244,176	67,717	59,921
Q2 2017	Office	Eindhoven, Netherlands	100.0%	1	269,100	80,451	51,029
Q4 2017	Hotel	Stuttgart, Germany (d)	94.9%	1	244,513	3,245	3,245
Q3 2018	Student Housing	Portsmouth, England	97.0%	1	126,807	58,683	10,335
TBD	Office/Student Housing	Accra, Ghana (e)	100.0%	6	506,537	60,630	19,127
				11	1,495,419	$293,434	159,930
Third-party contributions (f)							(879)
Total							$159,051
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)
For projects where costs are funded in foreign currencies, U.S. dollar amounts presented are based on their respective exchange rates as of December 31, 2016, where applicable. These amounts also exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(c)
Amounts presented include certain costs that have been fully funded as of December 31, 2016 and are included in Other assets, net but not yet used in construction and therefore not included in Real estate under construction. These amounts also exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)	This project relates to a build-to-suit expansion of an existing hotel, which we have fully funded but was still under development as of December 31, 2016.

(e)
On February 19, 2016, the joint venture obtained third-party financing in an amount up to $41.0 million, subject to the tenant obtaining a letter of credit. Since the tenant has not to date obtained the required letter of credit, we are currently unable to estimate when this project will be completed, if at all (Note 4).

(f)	Amount represents the funds contributed from our joint-venture partners.

As of December 31, 2016, we had the following unconsolidated development properties and joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location (a)	Ownership Percentage (b)	Number of Buildings	Square Footage	Estimated Project Totals (c)	Amount Funded (c)
Q1 2017	Self Storage	Vaughan, Canada	90.0%	1	105,150	$14,628	$10,090
Q1 2017	Self Storage	Mississauga, Canada (d)	90.0%	1	92,125	13,534	10,566
Q1 2018	Self Storage	Vaughan, Canada	90.0%	1	95,475	14,254	2,478
				3	292,750	$42,416	$23,134
__________

(a)
These properties all relate to an unconsolidated investment, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(b)
Represents our expected ownership percentage upon the completion of each respective development project. As of December 31, 2016, the joint-venture partner has not yet purchased its 10% equity interest, which will be funded by the distributions they are eligible to receive upon the properties being placed into service.

CPA®:18 – Global 2016 10-K – 43

(c)
Amounts related to our Canadian build-to-suit projects are denominated in Canadian dollars, which have been partially funded with third-party financing. For these projects, U.S. dollar amounts are based on their respective exchange rates as of December 31, 2016.

(d)
On July 1, 2016, we commenced operations in one Canadian self-storage facility upon the completion of a distinct phase of the overall development, and as a result, $2.9 million of the total project was placed into service. During the year ended December 31, 2016, we have incurred losses of $0.1 million relating to this project, which is included in Equity in losses of equity method investment in real estate on our consolidated financial statements.

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, and reflects exchange rates as of the date of this Report. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Total revenues	$184,323	$135,943	$54,317
Acquisition expenses	6,789	42,216	59,225
Net loss attributable to CPA®:18 – Global	(30,084)	(57,732)	(55,867)

Cash distributions paid	81,677	75,936	37,636

Net cash provided by (used in) operating activities	67,723	35,563	(9,914)
Net cash used in investing activities	(215,139)	(897,773)	(945,583)
Net cash provided by financing activities	103,399	555,795	1,282,829

Supplemental financial measures:
FFO attributable to CPA®:18 – Global (a)	46,748	(5,317)	(38,405)
MFFO attributable to CPA®:18 – Global (a)	57,084	40,951	20,043
Adjusted MFFO attributable to CPA®:18 – Global (a)	57,717	41,831	18,871
__________

(a)
We consider the performance metrics listed above, including Funds from (used in) operations, or FFO, Modified funds from operations, or MFFO, and Adjusted modified funds from operations, or Adjusted MFFO, which are supplemental measures that are not defined by GAAP, referred to herein as non-GAAP measures, to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

CPA®:18 – Global 2016 10-K – 44

Consolidated Results

Revenues and Net Loss Attributable to CPA®:18 – Global

2016 vs. 2015 — Total revenues and Net loss attributable to CPA®:18 – Global improved during 2016 as compared to 2015, primarily reflecting the impact of our investments acquired or placed into service during 2016 and 2015. In addition, Net loss attributable to CPA®:18 – Global improved as a result of lower Acquisition expenses during 2016 as compared to 2015.

2015 vs. 2014 — Total revenues increased during 2015 as compared to 2014, primarily due to an increase in revenues from new investments acquired and build-to-suit projects placed into service after December 31, 2014. Net loss attributable to CPA®:18 – Global increased during 2015 as compared to 2014, primarily due to an increase in interest expense as a result of mortgage financing that was acquired or assumed in conjunction with our acquisition activity.

FFO, MFFO, and Adjusted MFFO attributable to CPA®:18 – Global

FFO, MFFO, and Adjusted MFFO are non-GAAP measures that we use to evaluate our business. For definitions of MFFO and Adjusted MFFO, and a reconciliation to net loss attributable to CPA®:18 – Global, see Supplemental Financial Measures below.

2016 vs. 2015 — For the year ended December 31, 2016 compared to 2015, FFO, MFFO, and Adjusted MFFO increased by $52.1 million, $16.1 million, and $15.9 million, respectively, primarily as a result of the accretive impact of our investments acquired during 2016 and 2015.

2015 vs. 2014 — For the year ended December 31, 2015 compared to 2014, FFO, MFFO, and Adjusted MFFO increased by $33.1 million, $20.9 million, and $23.0 million, respectively, primarily as a result of the accretive impact of our investments acquired during 2015 and 2014, partially offset by the impact of the weakening of the euro in relation to the U.S. dollar year over year.

CPA®:18 – Global 2016 10-K – 45

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

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2016	2015	Change	2015	2014	Change
Revenues
Lease revenues	$97,770	$82,168	$15,602	$82,168	$44,833	$37,335
Other real estate income - operating property revenues	71,404	41,972	29,432	41,972	4,743	37,229
Reimbursable tenant costs	11,149	8,710	2,439	8,710	3,385	5,325
Interest income and other	4,000	3,093	907	3,093	1,356	1,737
	184,323	135,943	48,380	135,943	54,317	81,626
Operating Expenses
Depreciation and amortization:
Net-leased properties	44,829	37,715	7,114	37,715	19,109	18,606
Operating properties	37,927	27,438	10,489	27,438	2,872	24,566
	82,756	65,153	17,603	65,153	21,981	43,172
Property expenses:
Operating properties	31,831	18,259	13,572	18,259	1,838	16,421
Reimbursable tenant costs	11,149	8,710	2,439	8,710	3,385	5,325
Asset management fees	10,126	7,587	2,539	7,587	2,635	4,952
Net-leased properties	4,520	3,432	1,088	3,432	1,359	2,073
	57,626	37,988	19,638	37,988	9,217	28,771
General and administrative	6,876	5,790	1,086	5,790	4,708	1,082
Acquisition expenses	6,789	42,216	(35,427)	42,216	59,225	(17,009)
	154,047	151,147	2,900	151,147	95,131	56,016
Operating Income (Loss)	30,276	(15,204)	45,480	(15,204)	(40,814)	25,610
Other Income and Expenses
Interest expense	(43,132)	(35,170)	(7,962)	(35,170)	(15,753)	(19,417)
Other income and (expenses)	(6,656)	(5,614)	(1,042)	(5,614)	(1,153)	(4,461)
Equity in losses of equity method investment in real estate	(204)	(94)	(110)	(94)	—	(94)
	(49,992)	(40,878)	(9,114)	(40,878)	(16,906)	(23,972)
Loss before income taxes	(19,716)	(56,082)	36,366	(56,082)	(57,720)	1,638
(Provision for) benefit from income taxes	(6)	97	(103)	97	1,164	(1,067)
Loss before (loss) gain on sale of real estate	(19,722)	(55,985)	36,263	(55,985)	(56,556)	571
(Loss) gain on sale of real estate, net of tax	(63)	6,659	(6,722)	6,659	—	6,659
Net Loss	(19,785)	(49,326)	29,541	(49,326)	(56,556)	7,230
Net (income) loss attributable to noncontrolling interests	(10,299)	(8,406)	(1,893)	(8,406)	689	(9,095)
Net Loss Attributable to CPA®:18 – Global	$(30,084)	$(57,732)	$27,648	$(57,732)	$(55,867)	$(1,865)
CPA®:18 – Global 2016 10-K – 46

Lease Composition and Leasing Activities

As of December 31, 2016, approximately 53.5% of our leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the U.S. CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 40.9% of our leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 2.2% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

2016 — During 2016, we signed six leases totaling 61,697 square feet of leased space. Two of these leases were extensions with existing tenants and four were with new tenants. The weighted-average new rent for these leases is $19.93 per square foot. For existing tenants’ extensions and renewals the new rent is $20.04 compared to the average former rent of $21.19 per square foot.

2015 — During 2015, we signed two leases totaling 57,600 square feet of leased space. Both of these leases were extensions with existing tenants. The weighted-average new rent for these leases is $8.81 per square foot, which is the same as the former rent.

We did not modify any leases during 2014.

CPA®:18 – Global 2016 10-K – 47

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net loss attributable to CPA®:18 – Global (in thousands):

	Years Ended December 31,
	2016	2015	Change	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$14,403	$14,419	$(16)	$14,419	$15,623	$(1,204)
Depreciation and amortization	(5,873)	(5,864)	(9)	(5,864)	(6,380)	516
Property expenses	(629)	(726)	97	(726)	(422)	(304)
Property level contribution	7,901	7,829	72	7,829	8,821	(992)
Recently Acquired Net-Leased Properties
Lease revenues	83,367	65,978	17,389	65,978	26,621	39,357
Depreciation and amortization	(38,956)	(31,851)	(7,105)	(31,851)	(12,729)	(19,122)
Property expenses	(3,891)	(2,698)	(1,193)	(2,698)	(935)	(1,763)
Property level contribution	40,520	31,429	9,091	31,429	12,957	18,472
Recently Acquired Operating Properties
Revenues	71,404	41,972	29,432	41,972	4,743	37,229
Depreciation and amortization	(37,927)	(27,438)	(10,489)	(27,438)	(2,872)	(24,566)
Property expenses	(31,831)	(18,259)	(13,572)	(18,259)	(1,838)	(16,421)
Property level contribution	1,646	(3,725)	5,371	(3,725)	33	(3,758)
Properties Sold
Revenues	—	1,771	(1,771)	1,771	2,589	(818)
Depreciation and amortization	—	—	—	—	—	—
Property expenses	—	(8)	8	(8)	(2)	(6)
Property level contribution	—	1,763	(1,763)	1,763	2,587	(824)
Property Level Contribution	50,067	37,296	12,771	37,296	24,398	12,898
Add other income:
Interest income and other	4,000	3,093	907	3,093	1,356	1,737
Less other expenses:
Asset management fees	(10,126)	(7,587)	(2,539)	(7,587)	(2,635)	(4,952)
General and administrative	(6,876)	(5,790)	(1,086)	(5,790)	(4,708)	(1,082)
Acquisition expenses	(6,789)	(42,216)	35,427	(42,216)	(59,225)	17,009
Other Income and Expenses
Interest expense	(43,132)	(35,170)	(7,962)	(35,170)	(15,753)	(19,417)
Other income and (expenses)	(6,656)	(5,614)	(1,042)	(5,614)	(1,153)	(4,461)
Equity in losses of equity method investment in real estate	(204)	(94)	(110)	(94)	—	(94)
	(49,992)	(40,878)	(9,114)	(40,878)	(16,906)	(23,972)
Loss before income taxes and (loss) gain on sale of real estate	(19,716)	(56,082)	36,366	(56,082)	(57,720)	1,638
(Provision for) benefit from income taxes	(6)	97	(103)	97	1,164	(1,067)
Loss before (loss) gain on sale of real estate	(19,722)	(55,985)	36,263	(55,985)	(56,556)	571
(Loss) gain on sale of real estate, net of tax	(63)	6,659	(6,722)	6,659	—	6,659
Net Loss	(19,785)	(49,326)	29,541	(49,326)	(56,556)	7,230
Net (income) loss attributable to noncontrolling interests	(10,299)	(8,406)	(1,893)	(8,406)	689	(9,095)
Net Loss Attributable to CPA®:18 – Global	$(30,084)	$(57,732)	$27,648	$(57,732)	$(55,867)	$(1,865)

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses and depreciation and amortization. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net loss attributable to CPA®:18 – Global as an indication of our operating performance.

CPA®:18 – Global 2016 10-K – 48

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2014 and were not sold during the periods presented. For the periods presented, there were six existing net-leased properties.

2016 vs. 2015 — For the year ended December 31, 2016, as compared to 2015, property level contribution for existing net-leased properties was substantially the same.

2015 vs. 2014 — For the year ended December 31, 2015, as compared to 2014, property level contribution for existing net-leased properties decreased by $1.0 million, primarily as a result of a decrease in the average exchange rate of the U.S. dollar in relation to the euro between the years, which reduced the lease revenues on several of our properties denominated in this currency.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2013.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution from recently acquired net-leased properties increased by $9.1 million, primarily due to an increase in lease revenues of $17.4 million as a result of the properties that we acquired during 2016 and full-year activity for the properties that we acquired during 2015, partially offset by increases in depreciation and amortization expenses and property expenses of $7.1 million and $1.2 million, respectively.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from recently acquired net-leased properties increased by $18.5 million, primarily due to the properties that we acquired during 2015 and full-year activity for the properties that we acquired during 2014.

Recently Acquired Operating Properties

Recently acquired operating properties are those that we acquired or placed into service subsequent to December 31, 2013.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution from operating properties increased by $5.4 million, primarily due to the operating properties we acquired during 2015 and 2016.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from operating properties decreased by $3.8 million, primarily due to the increases in depreciation and amortization expenses and property expenses for the operating properties we acquired during 2014 and 2015.

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

Other Revenues and Expenses

Interest Income and Other

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, interest income and other increased by $0.9 million, primarily due to $0.7 million of interest earned on our mezzanine loan investment that was acquired in November 2016 (Note 5).

2015 vs. 2014 — For the year ended December 31, 2015 compared to 2014, interest income and other increased by $1.7 million, primarily due to a $1.6 million increase in interest earned on our note receivable investment that was acquired in July 2014.

CPA®:18 – Global 2016 10-K – 49

Property Expenses — Asset Management Fees

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, asset management fees increased by $2.5 million, primarily due to our investment volume during 2015 and 2016, which increased the asset base from which our Advisor earns a fee.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, asset management fees increased by $5.0 million, primarily due to our investment volume during 2014 and 2015, which increased the asset base from which our Advisor earns a fee.

General and Administrative

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, general and administrative expenses increased by $1.1 million, primarily due to an increase in personnel and overhead reimbursement costs of $1.2 million resulting from increased revenues during the year ended December 31, 2016 compared to 2015, which is the basis for the costs allocated to us by our Advisor under the advisory agreement (Note 3). Offsetting this increase was a decline in professional fees of $1.2 million primarily due to the lower investment volume during the year ended December 31, 2016 compared to 2015. In addition, general and administrative expenses for the year ended December 31, 2015 included the reversal of $0.9 million related to the annual distribution and shareholder servicing fee incurred in connection with the sale of our Class C common stock, which was reclassified as a reduction to Additional paid-in-capital in our consolidated statements of equity.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, general and administrative expenses increased by $1.1 million, primarily due to an increase in professional fees of $1.8 million resulting from the increased investment volume during the year ended December 31, 2015 compared to 2014. Additionally, personnel and overhead reimbursement costs increased $1.3 million due to increased revenues during the year ended December 31, 2015 compared to 2014, which is the basis for the costs allocated to us by our Advisor under the advisory agreement (Note 3). Offsetting this increase was the $2.1 million out-of-period adjustment we recorded for the annual distribution and shareholder servicing fee in connection with the sale of our Class C common stock.

Acquisition Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 4).

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, acquisition expenses decreased by $35.4 million, primarily due to a decrease in investment volume related to acquisitions that were deemed to be business combinations.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, acquisition expenses decreased by $17.0 million, primarily due to a decrease in investment volume related to foreign acquisitions that were deemed to be business combinations. Our foreign investments generally have higher acquisition expenses than our domestic investments.

Interest Expense

Our interest expense is directly impacted by the mortgage and bond financing obtained or assumed in connection with our investing activity. During the years ended December 31, 2016, 2015, and 2014, we obtained new financing totaling $175.5 million, $569.1 million, and $466.4 million, respectively.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, interest expense increased by $8.0 million, primarily due to the impact of mortgage and bond financing obtained or assumed in connection with our investing activity and build-to-suit projects placed into service during 2016 and 2015.

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

CPA®:18 – Global 2016 10-K – 50

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

2016 — For the year ended December 31, 2016, we recognized net other expenses of $6.7 million, which was comprised of realized and unrealized foreign currency transaction losses related to our international investments of $9.7 million, partially offset by gains recognized on derivatives of $1.4 million, mark-to-market gains on our rent guarantees of $1.1 million (Note 7), and interest income received on our cash balances held with financial institutions of $0.3 million.

2015 — For the year ended December 31, 2015, we recognized net other expenses of $5.6 million, which was comprised of realized and unrealized foreign currency transaction losses related to our international investments of $6.5 million and loss on extinguishment of debt of $2.3 million (Note 9), partially offset by interest income received on our cash balances held with financial institutions of $1.8 million and gains recognized on derivatives of $1.1 million.

2014 — For the year ended December 31, 2014, we recognized net other expenses of $1.2 million, which was comprised of realized and unrealized foreign currency transaction losses related to our international investments of $4.6 million, partially offset by interest income received on our cash balances held with financial institutions of $3.2 million and a gain recognized on derivatives of $0.2 million.

(Provision for) Benefit from Income Taxes

Our provision for income taxes is primarily related to our international properties.

2016 — During the year ended December 31, 2016, we recorded a provision for income taxes comprised of current income tax provision of $1.4 million, substantially offset by deferred income tax benefits of $1.4 million.

2015 — During the year ended December 31, 2015, we recorded a benefit from income taxes of $0.1 million, comprised of deferred income tax benefits of $0.9 million, substantially offset by current income tax provision of $0.8 million.

2014 — During the year ended December 31, 2014, we recorded a benefit from income taxes of $1.2 million, comprised of deferred income tax benefits of $1.3 million, partially offset by current income tax provision of $0.1 million.

Gain on Sale of Real Estate, Net of Tax

For the year ended December 31, 2015, we recognized a gain on sale of real estate, net of tax of $6.7 million as a result of the disposition of the Crowne Group Inc. properties.

Net (Income) Loss Attributable to Noncontrolling Interests

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, net income attributable to noncontrolling interests increased by $1.9 million, primarily due to an increase of $1.3 million in the distribution of available cash of our Operating Partnership, which we refer to as the Available Cash Distribution, and an increase of $0.6 million for the income attributable to the noncontrolling interests of our jointly owned investments. As discussed in Note 3, our Advisor owns a special general partner interest in our Operating Partnership, entitling it to up to 10% of its available cash.

2015 vs. 2014 — For the year ended December 31, 2015, net income attributable to noncontrolling interests was $8.4 million compared to net loss attributable to noncontrolling interests of $0.7 million during 2014, primarily due to an increase of $4.5 million in the distribution of available cash of the Operating Partnership, which we refer to as the Available Cash Distribution, and an increase of $4.6 million for the income attributable to the noncontrolling interests of our jointly owned investments.

CPA®:18 – Global 2016 10-K – 51

Liquidity and Capital Resources

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand and financings. We may also use proceeds from financings and asset sales for the acquisition of real estate and real estate related investments.

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

Sources and Uses of Cash During the Year

We ceased accepting new orders for shares of Class A and Class C common stock on June 30, 2014 and March 27, 2015, respectively. We closed our initial public offering on April 2, 2015. We have invested the proceeds of our initial public offering, and expect to continue to invest, primarily in a diversified portfolio of income-producing commercial properties and other real estate-related assets. As we have fully invested the capital raised through our initial public offering, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and bonds payable, and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, sales of assets, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

2016

Operating Activities — Net cash provided by operating activities increased by $32.2 million during 2016 as compared to 2015, primarily due to the impact of investments acquired during 2015 and 2016.

Investing Activities — Our investing activities are generally comprised of real estate and other investment acquisitions, funding of construction costs on build-to-suit projects and payment of deferred acquisition fees to our Advisor for asset acquisitions.

Net cash used in investing activities totaled $215.1 million for the year ended December 31, 2016. This was primarily the result of cash outflows of $103.9 million to fund construction costs of our build-to-suit projects (Note 4), $58.5 million for the acquisition of our real estate (Note 4), and $38.5 million to fund the acquisition of a mezzanine loan (Note 5). We also had cash outflows of $11.7 million for value added taxes paid in connection with real estate acquisitions, $4.7 million for payment of deferred acquisition fees to an affiliate, and $4.0 million for capital contributions to our equity investment. We had cash inflows of $6.0 million for value added taxes refunded in connection with real estate acquisitions and $4.0 million related to deposits for investments.

Financing Activities — Net cash provided by financing activities totaled $103.4 million for the year ended December 31, 2016. This was primarily due to proceeds of $145.7 million from non-recourse mortgage financings (Note 9), proceeds received from our issuance of shares, net of issuance costs of $41.1 million, and proceeds from notes payable from our affiliate in the amount of $27.5 million (Note 3). We also had cash outflows related to distributions paid totaling $81.7 million for the fourth quarter of 2015 and the first, second, and third quarters of 2016, which were comprised of $38.2 million of cash distributions and $43.5 million of distributions reinvested by stockholders through our DRIP, distributions to noncontrolling interests of $15.6 million, and scheduled payments and prepayments of mortgage principal of $7.0 million. As further described below, we also paid $10.5 million to repurchase shares of our common stock pursuant to our redemption plan.

CPA®:18 – Global 2016 10-K – 52

2015

Operating Activities — Net cash provided by operating activities for the year ended December 31, 2015 was $35.6 million, compared to net cash used in operating activities of $9.9 million in 2014. The change primarily reflects the impact of investments acquired during 2014 and 2015.

Investing Activities — Net cash used in investing activities totaled $897.8 million for the year ended December 31, 2015. This was primarily the result of cash outflows of $845.3 million for the acquisition of our real estate and direct financing leases and $49.8 million to fund construction costs of our build-to-suit projects. We also had cash outflows of $7.3 million for value added taxes paid in connection with real estate acquisitions, $12.8 million for capital contributions to our equity investment, $4.0 million related to deposits for investments, and $3.2 million from a change in restricted cash. We had cash inflows of $35.7 million from the sale of real estate.

Financing Activities — Net cash provided by financing activities totaled $555.8 million for the year ended December 31, 2015. This was primarily due to proceeds of $511.9 million from non-recourse mortgage financings, net proceeds received from our initial public offering of $134.0 million, and proceeds from a bond financing related to an investment in Norway of $66.3 million. We also had cash outflows related to distributions paid totaling $75.9 million for the fourth quarter of 2014 and the first, second, and third quarters of 2015, which were comprised of $35.3 million of cash distributions and $40.6 million of distributions reinvested by stockholders through our DRIP, scheduled payments and prepayments of mortgage principal of $49.1 million, and distributions to noncontrolling interests of $17.1 million. As further described below, we also paid $7.7 million to repurchase shares of our common stock.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During 2016, we paid distributions to stockholders of $81.7 million, which were comprised of cash distributions of $38.2 million and $43.5 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through December 31, 2016, we have declared distributions to stockholders totaling $216.3 million, which were comprised of cash distributions of $101.1 million and $115.3 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 56.6% and 23.2% of total distributions for the year ended December 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. Our distribution coverage using cash flow from operations was approximately 82.0% and 49.9% of total distributions for the year ended December 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. FFO and cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO or cumulative negative cash flow, as applicable, and finally to future period distributions. As we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

CPA®:18 – Global 2016 10-K – 53

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2016, we received 269 and 51 redemption requests to redeem 977,355 and 344,191 shares of Class A and Class C common stock, respectively, pursuant to our redemption plan, all of which were satisfied as of the date of this Report, at a weighted-average price of $7.93 and $7.91 per share, respectively, net of redemption fees, totaling $10.5 million for both Class A and Class C common stock. During the year ended December 31, 2015, we received requests to redeem 729,317 and 75,971 shares of Class A and Class C common stock, respectively, pursuant to our redemption plan, all of which were redeemed in 2015, at a weighted-average price of $9.59 and $8.94 per share, respectively, net of redemption fees, totaling $7.7 million for both Class A and Class C common stock. Except for redemptions sought in special circumstances, the redemption price of the shares listed above was 95% of our most recently published NAV. For shares redeemed under special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published NAV.

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	December 31,
	2016	2015 (a)
Carrying Value
Fixed rate	$1,009,817	$910,483
Variable rate:
Amount subject to interest rate swaps and caps	83,007	51,747
Amount subject to floating interest rate	39,319	36,983
Amount of variable rate debt subject to interest rate reset features	25,268	—
	147,594	88,730
	$1,157,411	$999,213
Percent of Total Debt
Fixed rate	87%	91%
Variable rate	13%	9%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.1%	4.1%
Variable rate (b)	3.8%	3.5%
___________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015 (Note 2).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

CPA®:18 – Global 2016 10-K – 54

Cash Resources

At December 31, 2016, our cash resources consisted of cash and cash equivalents totaling $72.0 million. Of this amount, $30.6 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. As of December 31, 2016, we had $43.3 million available to borrow under third-party financing arrangements for either funding of construction or mortgage financing upon completion of certain of our build-to-suit and development projects (Note 4), which excludes $41.0 million related to a university complex development site located in Accra, Ghana (Note 4) because it remains subject to the tenant obtaining a letter of credit. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purposes of funding acquisitions. At December 31, 2016, we had $27.5 million of such loans outstanding from WPC at an annual interest rate equal to London Interbank Offered Rate, or LIBOR, plus 1.1% and a maturity date of October 31, 2017 (Note 3). After February 22, 2017, the annual interest rate will equal LIBOR plus 1.0%.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt servicing payments, as well as other normal recurring operating expenses. Balloon payments totaling $14.8 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. We expect to fund $88.6 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2016 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,165,805	$20,113	$33,488	$270,979	$841,225
Interest on borrowings and deferred acquisition fees	303,849	45,544	88,491	80,256	89,558
Capital commitments (b)	152,792	87,898	64,894	—	—
Loan from WPC — principal	27,500	27,500	—	—	—
Deferred acquisition fees — principal (c)	15,404	11,781	3,623	—	—
Operating and other lease commitments (d)	11,727	688	1,357	1,017	8,665
Annual distribution and shareholder servicing fee (e)	7,422	2,325	4,054	1,043	—
Asset retirement obligations (f)	2,727	—	—	—	2,727
	$1,687,226	$195,849	$195,907	$353,295	$942,175
__________

(a)	Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. Excludes $8.4 million of deferred financing costs and unamortized premium.

(b)	Capital commitments include our current build-to-suit projects of $152.8 million (Note 4) and $0.2 million related to other construction commitments.

(c)
Represents deferred acquisition fees due to our Advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased.

CPA®:18 – Global 2016 10-K – 55

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities, which is calculated as our allocable portion of WPC’s future minimum rent amounts using the allocation percentages for overhead reimbursement as of December 31, 2016 (Note 3).

(e)
Represents the estimated liability for the present value of the remaining annual distribution and shareholder servicing fee in connection with our Class C common stock payable to Carey Financial (Note 3).

(f)
Represents the amount of future obligations estimated for the removal of asbestos and environmental waste in connection with certain of our acquisitions, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2016, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At December 31, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of three self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. At December 31, 2016, the total equity investment balance for these properties was $14.7 million. The joint venture also had total third-party recourse debt of $13.8 million (Note 4).

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Sellers are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations, and we frequently require sellers to address them before closing or obtain contractual protections (e.g. indemnities, cash reserves, letters of credit, or other instruments) from sellers when we acquire a property. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. With respect to our operating properties, which are not subject to net-leased arrangements, there is no tenant to provide for indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise. However, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The recent accounting change that may potentially impact our business is described under Recent Accounting Pronouncements in Note 2.

CPA®:18 – Global 2016 10-K – 56

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly owned investments.

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

CPA®:18 – Global 2016 10-K – 57

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-traded REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) beginning in April 2022, which is seven years following the closing of our initial public offering. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our initial public offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

CPA®:18 – Global 2016 10-K – 58

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-traded REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that MFFO and the adjustments used to calculate it allow us to present our performance in a manner that takes into account certain characteristics unique to non-traded REITs, such as their limited life, defined acquisition period, and targeted exit strategy, and is therefore a useful measure for investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

In addition, our management uses Adjusted MFFO as another measure of sustainable operating performance. Adjusted MFFO adjusts MFFO for deferred income tax expenses and benefits, which are non-cash items that may cause short-term fluctuations in net income but have no impact on current period cash flows. Additionally, we adjust MFFO to reflect the realized gains/losses on the settlement of foreign currency derivatives to arrive at Adjusted MFFO. Foreign currency derivatives are a fundamental part of our operations in that they help us manage the foreign currency exposure we have associated with cash flows from our international investments.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, MFFO, and Adjusted MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, MFFO, and Adjusted MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO, MFFO, and Adjusted MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO, MFFO, and Adjusted MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO, MFFO, or Adjusted MFFO accordingly.

CPA®:18 – Global 2016 10-K – 59

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net loss attributable to CPA®:18 – Global	$(30,084)	$(57,732)	$(55,867)
Adjustments:
Depreciation and amortization of real property	83,110	65,305	21,980
Loss (gain) on sale of real estate, net of tax	63	(6,659)	—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	27	—	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(6,368)	(6,231)	(4,518)
Total adjustments	76,832	52,415	17,462
FFO attributable to CPA®:18 – Global — as defined by NAREIT	46,748	(5,317)	(38,405)
Adjustments:
Unrealized losses on foreign currency, derivatives and other	9,245	6,415	867
Acquisition expenses (a)	6,789	42,216	59,383
Straight-line and other rent adjustments (b)	(5,636)	(4,341)	(2,480)
Realized (gains) losses on foreign currency, derivatives and other	(1,687)	(1,325)	4,377
Amortization of premium/discount on debt investments and fair market value adjustments, net	1,521	1,041	24
Above- and below-market rent intangible lease amortization, net (c)	(650)	(215)	98
(Gain) loss on extinguishment of debt	(7)	2,345	—
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	761	132	(3,821)
Total adjustments	10,336	46,268	58,448
MFFO attributable to CPA®:18 – Global	57,084	40,951	20,043
Adjustments:
Hedging gains	1,354	1,165	151
Deferred taxes	(721)	(285)	(1,323)
Total adjustments	633	880	(1,172)
Adjusted MFFO attributable to CPA®:18 – Global	$57,717	$41,831	$18,871
__________

(a)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO and Adjusted MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to the property.

(b)
Under GAAP, rental receipts are allocated to periods using an accrual basis. This may result in timing of income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO and Adjusted MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

CPA®:18 – Global 2016 10-K – 60

(c)
Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO and Adjusted MFFO provides useful supplemental information on the performance of the real estate.

CPA®:18 – Global 2016 10-K – 61

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

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and notes receivable investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2016, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.8 million (Note 8).

At December 31, 2016, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at December 31, 2016 ranged from 1.6% to 5.8%. The contractual annual interest rates on our variable-rate debt at December 31, 2016 ranged from 2.3% to 5.1%. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources – Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at December 31, 2016 (in thousands):

	2017 (b)	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (a)	$19,142	$4,317	$4,613	$108,561	$150,408	$732,072	$1,019,113	$1,020,473
Variable rate debt (a)	$971	$23,254	$1,305	$1,349	$10,660	$109,153	$146,692	$156,936
__________

(a)	Amounts are based on the exchange rate at December 31, 2016, as applicable.

(b)	Excludes $27.5 million of loan proceeds from WPC used to partially finance a new investment (Note 3).

CPA®:18 – Global 2016 10-K – 62

At December 31, 2016, the estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2016 by an aggregate increase of $57.3 million or an aggregate decrease of $62.4 million, respectively. Annual interest expense on our unhedged variable-rate debt at December 31, 2016 would increase or decrease by $0.4 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 7 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at December 31, 2016, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling, which may affect future costs and cash flows. Although most of our foreign investments through the fourth quarter of 2016 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The Brexit referendum adversely impacted global markets, including various currencies, and resulted in a sharp decline in the value of the British pound sterling and, to a lesser extent, the euro, as compared to the U.S. dollar. In addition, in October 2016, the Prime Minister of the United Kingdom announced that the formal withdrawal process would be triggered in the first quarter of 2017. As a result, the end-of-period rate for the U.S. dollar in relation to the British pound sterling at December 31, 2016 decreased by 5.0% to $1.2312 from $1.2962 at September 30, 2016. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its potential exit from the European Union. As of December 31, 2016, 5% and 28% of our total pro rata ABR was from the United Kingdom and other European Union countries, respectively.

Any impact from Brexit on us will depend, in part, on the outcome of the related tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2016, during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2017	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$35,959	$37,232	$37,543	$36,707	$36,646	$286,545	$470,632
Norwegian krone (c)	14,747	14,747	14,747	14,466	13,780	59,908	132,395
British pound sterling (d)	3,989	3,630	3,546	3,321	2,672	7,764	24,922
	$54,695	$55,609	$55,836	$54,494	$53,098	$354,217	$627,949

CPA®:18 – Global 2016 10-K – 63

Scheduled debt service payments (principal and interest) for mortgage notes and bonds payable, for our foreign operations as of December 31, 2016, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2017	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$21,628	$9,551	$9,612	$86,517	$68,960	$75,979	$272,247
Norwegian krone (c)	5,565	5,565	5,565	5,565	47,096	110,128	179,484
British pound sterling (d)	924	924	924	23,433	—	—	26,205
	$28,117	$16,040	$16,101	$115,515	$116,056	$186,107	$477,936
__________

(a)
Amounts are based on the applicable exchange rates at December 31, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2016 of $2.0 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2016 of $0.5 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be an insignificant corresponding change in the projected estimated property-level cash flow at December 31, 2016.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2016.

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

For the year ended December 31, 2016, our consolidated portfolio had the following significant characteristics in excess of 10% based on the percentage of our consolidated total revenues:

•	68% related to domestic properties, which included concentrations of 15% and 14% in Florida and Texas, respectively; and

•	32% related to international properties, which included a concentration in Norway of 9%.

At December 31, 2016, our consolidated net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	44% related to domestic properties, which included a concentration in Texas of 11%;

•	56% related to international properties, which included a concentration in Norway of 17%;

•	55% related to office properties, 13% related to retail properties, 13% related to industrial properties, and 12% related to warehouse properties; and

•	11% related to the grocery industry.

CPA®:18 – Global 2016 10-K – 64

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:18 – Global 2016 10-K – 65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Corporate Property Associates 18 – Global Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of equity and of cash flows, listed in the table of contents appearing under Item 8 present fairly, in all material respects, the financial position of Corporate Property Associates 18 – Global Incorporated and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 13, 2017

CPA®:18 – Global 2016 10-K – 66

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments in real estate:
Real estate, at cost	$990,810	$986,574
Operating real estate, at cost	606,558	490,852
Accumulated depreciation	(82,917)	(42,194)
Net investments in properties	1,514,451	1,435,232
Real estate under construction	182,612	131,930
Net investments in direct financing leases	49,596	51,966
Notes receivable	66,500	28,000
Net investments in real estate	1,813,159	1,647,128
Equity investment in real estate	14,694	12,588
Cash and cash equivalents	72,028	117,453
In-place lease intangible assets, net	177,438	212,420
Other intangible assets, net	29,056	31,421
Goodwill	23,526	23,389
Other assets, net	79,545	90,284
Total assets	$2,209,446	$2,134,683
Liabilities and Equity
Liabilities:
Non-recourse debt, net	$1,019,158	$865,327
Bonds payable, net	138,253	133,886
Deferred income taxes	42,419	47,313
Accounts payable, accrued expenses and other liabilities	69,006	71,397
Due to affiliate	53,711	43,974
Distributions payable	20,995	20,078
Total liabilities	1,343,542	1,181,975
Commitments and contingencies (Note 10)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 107,460,081 and 103,214,083 shares, respectively, issued and outstanding	107	103
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 30,469,144 and 29,536,899 shares, respectively, issued and outstanding	30	30
Additional paid-in capital	1,222,139	1,178,990
Distributions and accumulated losses	(360,673)	(247,995)
Accumulated other comprehensive loss	(61,704)	(50,316)
Total CPA®:18 – Global stockholders’ equity	799,899	880,812
Noncontrolling interests	66,005	71,896
Total equity	865,904	952,708
Total liabilities and equity	$2,209,446	$2,134,683

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2016 10-K – 67

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues
Lease revenues:
Rental income	$93,198	$78,488	$41,383
Interest income from direct financing leases	4,572	3,680	3,450
Total lease revenues	97,770	82,168	44,833
Other real estate income	71,404	41,972	4,743
Other operating income	11,561	8,972	3,473
Other interest income	3,588	2,831	1,268
	184,323	135,943	54,317
Operating Expenses
Depreciation and amortization	82,756	65,153	21,981
Other real estate expenses	31,831	18,259	1,838
Property expenses	25,795	19,729	7,379
General and administrative	6,876	5,790	4,708
Acquisition expenses	6,789	42,216	59,225
	154,047	151,147	95,131
Other Income and Expenses
Interest expense	(43,132)	(35,170)	(15,753)
Other income and (expenses)	(6,656)	(5,614)	(1,153)
Equity in losses of equity method investment in real estate	(204)	(94)	—
	(49,992)	(40,878)	(16,906)
Loss before income taxes and (loss) gain on sale of real estate	(19,716)	(56,082)	(57,720)
(Provision for) benefit from income taxes	(6)	97	1,164
Loss before (loss) gain on sale of real estate	(19,722)	(55,985)	(56,556)
(Loss) gain on sale of real estate, net of tax	(63)	6,659	—
Net Loss	(19,785)	(49,326)	(56,556)
Net (income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $7,586, $6,317, and $1,778, respectively)	(10,299)	(8,406)	689
Net Loss Attributable to CPA®:18 – Global	$(30,084)	$(57,732)	$(55,867)

Class A Common Stock
Net loss attributable to CPA®:18 – Global	$(23,065)	$(45,524)	$(49,494)
Basic and diluted weighted-average shares outstanding	105,691,583	101,884,473	78,777,525
Basic and diluted loss per share	$(0.22)	$(0.45)	$(0.63)

Class C Common Stock
Net loss attributable to CPA®:18 – Global	$(7,019)	$(12,208)	$(6,373)
Basic and diluted weighted-average shares outstanding	30,091,602	27,580,451	8,847,966
Basic and diluted loss per share	$(0.23)	$(0.44)	$(0.72)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2016 10-K – 68

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net Loss	$(19,785)	$(49,326)	$(56,556)
Other Comprehensive Loss
Foreign currency translation adjustments	(12,254)	(40,662)	(29,602)
Change in net unrealized gain on derivative instruments	227	4,208	1,371
	(12,027)	(36,454)	(28,231)
Comprehensive Loss	(31,812)	(85,780)	(84,787)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(10,299)	(8,406)	689
Foreign currency translation adjustments	639	7,079	7,384
Comprehensive (income) loss attributable to noncontrolling interests	(9,660)	(1,327)	8,073
Comprehensive Loss Attributable to CPA®:18 – Global	$(41,472)	$(87,107)	$(76,714)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2016 10-K – 69

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2016, 2015, and 2014
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2016	103,214,083	$103	29,536,899	$30	$1,178,990	$(247,995)	$(50,316)	$880,812	$71,896	$952,708
Shares issued, net of offering costs	3,957,275	4	1,280,998	—	43,490			43,494		43,494
Shares issued to affiliate	1,253,420	1			10,072			10,073		10,073
Shares issued to directors	12,658	—			100			100		100
Contributions from noncontrolling interests								—	88	88
Distributions to noncontrolling interests								—	(15,639)	(15,639)
Distributions declared ($0.6252 and $0.5467 per share to Class A and Class C, respectively)						(82,594)		(82,594)		(82,594)
Net loss						(30,084)		(30,084)	10,299	(19,785)
Other comprehensive loss:
Foreign currency translation adjustments							(11,615)	(11,615)	(639)	(12,254)
Change in net unrealized gain on derivative instruments							227	227		227
Repurchase of shares	(977,355)	(1)	(348,753)	—	(10,513)			(10,514)		(10,514)
Balance at December 31, 2016	107,460,081	$107	30,469,144	$30	$1,222,139	$(360,673)	$(61,704)	$799,899	$66,005	$865,904

Balance at January 1, 2015	99,924,009	$100	18,026,013	$18	$1,055,342	$(111,878)	$(20,941)	$922,641	$77,587	$1,000,228
Shares issued, net of offering costs	3,293,016	3	11,586,857	12	124,070			124,085		124,085
Shares issued to affiliate	715,264	1			7,152			7,153		7,153
Shares issued to directors	11,111	—			100			100		100
Contributions from noncontrolling interests								—	10,066	10,066
Distributions to noncontrolling interests								—	(17,084)	(17,084)
Distributions declared ($0.6250 and $0.5333 per share to Class A and Class C, respectively)						(78,385)		(78,385)		(78,385)
Net loss						(57,732)		(57,732)	8,406	(49,326)
Other comprehensive loss:
Foreign currency translation adjustments							(33,583)	(33,583)	(7,079)	(40,662)
Change in net unrealized gain on derivative instruments							4,208	4,208		4,208
Repurchase of shares	(729,317)	(1)	(75,971)	—	(7,674)			(7,675)		(7,675)
Balance at December 31, 2015	103,214,083	$103	29,536,899	$30	$1,178,990	$(247,995)	$(50,316)	$880,812	$71,896	$952,708

(Continued)

CPA®:18 – Global 2016 10-K – 70

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2016, 2015, and 2014
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
Other comprehensive loss:
Foreign currency translation adjustments							(22,218)	(22,218)	(7,384)	(29,602)
Change in net unrealized gain on derivative instruments							1,371	1,371		1,371
Repurchase of shares	(155,246)	—			(1,520)			(1,520)		(1,520)
Balance at December 31, 2014	99,924,009	$100	18,026,013	$18	$1,055,342	$(111,878)	$(20,941)	$922,641	$77,587	$1,000,228

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2016 10-K – 71

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows — Operating Activities
Net loss	$(19,785)	$(49,326)	$(56,556)
Adjustments to net loss:
Depreciation and amortization, including intangible assets and deferred financing costs	84,766	67,524	23,367
Loss on foreign currency transactions and other	10,259	7,019	4,215
Non-cash asset management fee and directors’ compensation	10,226	7,687	2,394
Straight-line rent adjustment and amortization of rent-related intangibles	(6,331)	(4,443)	(2,230)
Deferred income tax expense	(1,436)	(889)	(1,323)
Equity in losses of equity method investment in real estate in excess of distributions received	204	94	—
Loss (gain) on sale of real estate	63	(6,659)	—
Loss on extinguishment of debt	—	2,337	—
Change in deferred acquisition fees payable	(8,661)	4,069	15,547
Net change in operating assets and liabilities	(1,582)	8,150	4,672
Net Cash Provided by (Used in) Operating Activities	67,723	35,563	(9,914)
Cash Flows — Investing Activities
Funding and advances for build-to-suit projects	(103,889)	(49,834)	(5,725)
Acquisitions of real estate and direct financing leases, net of cash acquired	(58,497)	(845,257)	(888,449)
Investment in notes receivable	(38,500)	—	(28,000)
Value added taxes paid in connection with acquisition of real estate	(11,680)	(7,294)	(35,543)
Capital expenditures on real estate	(7,021)	(7,749)	(8,015)
Value added taxes refunded in connection with the acquisition of real estate	6,049	—	36,472
Payment of deferred acquisition fees to an affiliate	(4,652)	(3,325)	(1,363)
Capital contributions to equity investment	(4,013)	(12,820)	—
Deposits for investments	4,000	(4,000)	—
Distributions received from equity investments in excess of earnings	2,149	48	—
Change in investing restricted cash	828	(3,211)	(14,960)
Other investing activities, net	47	—	—
Proceeds from sale of real estate	40	35,669	—
Net Cash Used in Investing Activities	(215,139)	(897,773)	(945,583)
Cash Flows — Financing Activities
Proceeds from mortgage financing	145,675	511,924	327,188
Distributions paid	(81,677)	(75,936)	(37,636)
Proceeds from issuance of shares, net of issuance costs	41,070	133,974	844,254
Proceeds from notes payable to affiliate	27,500	—	—
Distributions to noncontrolling interests	(15,639)	(17,084)	(69,838)
Repurchase of shares	(10,514)	(7,675)	(1,520)
Scheduled payments and prepayments of mortgage principal	(7,007)	(49,073)	(1,668)
Changes in financing restricted cash	5,177	(4,006)	—
Payment of deferred financing costs and mortgage deposits	(1,274)	(5,618)	(5,182)
Contributions from noncontrolling interests	88	3,017	117,761
Proceeds from bond financing	—	66,328	105,408
Other financing activities, net	—	(56)	—
Receipt of tenant security deposit	—	—	4,062
Net Cash Provided by Financing Activities	103,399	555,795	1,282,829
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash and cash equivalents	(1,408)	(5,680)	(6,845)
Net (decrease) increase in cash and cash equivalents	(45,425)	(312,095)	320,487
Cash and cash equivalents, beginning of year	117,453	429,548	109,061
Cash and cash equivalents, end of year	$72,028	$117,453	$429,548
See Notes to Consolidated Financial Statements.

CPA®:18 – Global 2016 10-K – 72

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Interest paid, net of amounts capitalized	$39,417	$30,124	$11,569
Interest capitalized	$6,472	$2,355	$143
Income taxes paid	$794	$216	$88

CPA®:18 – Global 2016 10-K – 73

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Organization

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded real estate investment trust, or REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies and other real estate related assets, both domestically and internationally. We were formed in 2012 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively our Advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:18 Limited Partnership, or the Operating Partnership, and at December 31, 2016, we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At December 31, 2016, our portfolio was comprised of full or partial ownership interests in 59 properties, the majority of which were fully occupied and triple-net leased to 103 tenants totaling 9.6 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 68 self-storage properties and eight multi-family properties totaling 6.6 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Multi Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi Family segment is comprised of our investments in multi-family residential properties and student-housing developments. In addition, we have an All Other category that includes our notes receivable investments (Note 13). Our reportable business segments and All Other category are the same as our reporting units.

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. From inception through December 31, 2016, we also received Distribution Reinvestment Plan, or DRIP, proceeds of $83.1 million and $21.0 million from our Class A and Class C common stock, respectively.

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

CPA®:18 – Global 2016 10-K – 74

Notes to Consolidated Financial Statements

Purchase Price Allocation of Tangible Assets — When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the in-place leases, which includes the value of tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined (i) primarily by reference to portfolio appraisals, which determines their values on a property level by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate, and deducting estimated costs of sale.

Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include the following:

•	a discount rate or internal rate of return;

•	the marketing period necessary to put a lease in place;

•	carrying costs during the marketing period;

•	leasing commissions and tenant improvement allowances;

•	market rents and growth factors of these rents; and

•	a market lease term and a capitalization rate to be applied to an estimate of market rent at the end of the market lease term.

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including:

•	the creditworthiness of the lessees;

•	industry surveys;

•	property type;

•	property location and age;

•	current lease rates relative to market lease rates, and

•	anticipated lease duration.

In the case where a tenant has a purchase option deemed to be favorable to the tenant or the tenant has long-term renewal options at rental rates below estimated market rental rates, we include the value of the exercise of such purchase option or long-term renewal options in the determination of residual value.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards, and based on our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

Purchase Price Allocation of Intangible Assets and Liabilities — We record above- and below-market lease intangible assets and liabilities for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term, which includes renewal options that have rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date.

We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease intangibles. To determine the value of in-place lease intangibles, we consider the following:

•	estimated market rent;

CPA®:18 – Global 2016 10-K – 75

Notes to Consolidated Financial Statements

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

We amortize the above-market lease intangible as a reduction of lease revenue over the remaining contractual lease term. We amortize the below-market lease intangible as an increase to lease revenue over the initial term and any renewal periods in the respective leases. We include the value of above-market leases in Other intangible assets, net in the consolidated financial statements. We include the value of below-market leases in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. We include the amortization of above- and below-market ground lease intangibles in Property expenses in the consolidated financial statements.

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the value of in-place lease intangibles to expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income and in-place lease values to amortization expense.

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

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. In the event we dispose of a property that constitutes a business under U.S. generally accepted accounting principles, or GAAP, from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. As part of purchase accounting, we record any deferred tax assets and/or liabilities resulting from the difference between the tax basis and GAAP basis of the investment in the taxing jurisdiction. Such deferred tax amount will be included in purchase accounting and may impact the amount of goodwill recorded depending on the fair value of all of the other assets and liabilities and the amounts paid.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, an upcoming lease expiration, a tenant with credit difficulty, the termination of a lease by a tenant, or a likely disposition of the property. We may incur impairment charges on long-lived assets, including real estate-related intangible assets, direct financing leases, assets held for sale, and equity investments in real estate. We may also incur impairment charges on goodwill. Our policies and estimates for evaluating whether these assets are impaired are presented below.

CPA®:18 – Global 2016 10-K – 76

Notes to Consolidated Financial Statements

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources, such as third-party market research, external appraisals, broker quotes, or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

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

Assets Held for Sale — We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We will continue to review the property for subsequent changes in the fair value and may recognize an additional impairment charge if warranted.
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

We also assess the carrying amount for recoverability and if, as a result of the decreased expected cash flows, we determine that our carrying value is not fully recoverable, we record an allowance for credit losses to reflect the change in the estimate of the future cash flows that includes rent. Accordingly, the net investment balance is written down to fair value. When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable, we will classify the net investment as held for sale and write down the net investment to its fair value if the fair value is less than the carrying value.

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

CPA®:18 – Global 2016 10-K – 77

Notes to Consolidated Financial Statements

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations.

The goodwill impairment test is a two-step test. However, we have the option to qualitatively assess any potential impairment via step zero prior to analyzing steps one and two quantitatively. In this step the macroeconomic environment in which the reporting unit operates is analyzed for any significant changes, such as deterioration in a market in which we operate or deterioration in overall financial performance, such as declining cash flows. Also, entity-specific changes are analyzed, such as changes in management, strategy, or composition of reporting unit. If, after assessing the overall macroeconomic environment, it is unlikely that the fair value is less than the carrying value, steps one and two do not need to be performed.

If step zero is not considered, the first step is to compare the estimated fair value of each of our reporting units with their respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the reporting unit exceeds its estimated fair value, we then perform the second step to determine and measure the amount of the potential impairment charge.

For the second step, if it were required, we compare the implied fair value of the goodwill for each reporting unit with its respective carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. We would determine the implied fair value of the goodwill by allocating the estimated fair value of the reporting unit to its assets and liabilities. The excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.

Other Accounting Policies

Basis of Consolidation — Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of this change in guidance, we determined that eight entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosures. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures. There were no other changes to our consolidated balance sheets or results of operations for the periods presented. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets, except for the financing arrangement of our sole equity method investment, for which we have provided the lender with a guarantee of amounts due primarily of principal and interest payments.

CPA®:18 – Global 2016 10-K – 78

Notes to Consolidated Financial Statements

At December 31, 2016, we considered 13 entities VIEs, 12 of which we consolidated as we are considered the primary beneficiary. At December 31, 2015 we considered 12 entities VIEs, 11 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2016	2015
Net investments in properties	$394,920	$360,049
Real estate under construction	162,371	119,115
Net investments in direct financing leases	10,516	12,684
Cash and cash equivalents	15,260	18,356
In-place lease intangible assets, net	66,209	73,487
Other intangible assets, net	20,966	22,316
Other assets, net	41,975	52,915
Total assets	$712,217	$658,922

Non-recourse debt, net	$235,425	$196,436
Bonds payable, net	57,615	56,259
Deferred income taxes	20,437	21,577
Accounts payable, accrued expenses and other liabilities	30,946	29,163
Total liabilities	$344,423	$303,435

At both December 31, 2016 and 2015, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of December 31, 2016 and 2015, the net carrying amount of this equity investment was $14.7 million and $12.6 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

At times, the carrying value of our equity investment may fall below zero for certain investments. We intend to fund our share of the jointly owned investment’s future operating deficits should the need arise. However, we have no legal obligation to fund the operating deficits of such investment. At December 31, 2016, our sole equity investment did not have a carrying value below zero.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. Our consolidated balance sheets include a separate classification for Equity investment in real estate, which was previously classified in Other assets, net in our historical quarterly and annual reports. Additionally, we currently present Equity in losses of equity method investment in real estate on a separate line item in the consolidated financial statements, which was previously included in Other income and (expenses).

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

CPA®:18 – Global 2016 10-K – 79

Notes to Consolidated Financial Statements

Real Estate Under Construction — For properties under construction, operating expenses, including interest charges and other property expenses (e.g. real estate taxes, insurance and legal costs) are capitalized rather than expensed. We capitalize interest by applying the interest rate applicable to any funding specific to the property or the interest rate applicable to outstanding borrowings to the average amount of accumulated qualifying expenditures for properties under construction during the period.

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

Notes Receivable — For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans over the life of the loan. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity. Our notes receivable are included in Notes receivable in the consolidated financial statements. We generate revenue in the form of interest payments from the borrower, which are recognized in Other interest income in the consolidated financial statements.

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

Cash and Cash Equivalents — We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, deferred tax assets, and derivative assets in Other assets, net in the consolidated financial statements. We include derivative liabilities, amounts held on behalf of tenants, deferred revenue, and intangible liabilities in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Deferred rental income for operating leases is the aggregate cumulative difference between scheduled rents that vary during the lease term and rent recognized on a straight-line basis.

Deferred Acquisition Fees Payable to Affiliate — Fees payable to our Advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliate (Note 3). This fee, together with its accrued interest, is payable in three equal annual installments on the first business day of the fiscal quarter immediately following the fiscal quarter in which an investment is made, and the first business day of the corresponding fiscal quarter in each of the subsequent two fiscal years. The timing of the payment of such fees is subject to the preferred return criterion, a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital).

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

CPA®:18 – Global 2016 10-K – 80

Notes to Consolidated Financial Statements

Revenue Recognition — We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. For the years ended December 31, 2016, 2015, and 2014, our tenants, pursuant to their lease obligations, have made direct payments to the taxing authorities of real estate taxes of approximately $7.1 million, $6.2 million, and $3.5 million, respectively.

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

For our operating leases, we record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4). For the years ended December 31, 2016, 2015, and 2014, we recognized straight-line rent adjustments of $5.2 million, $4.2 million, and $2.3 million, respectively, which increased Rental income within our consolidated financial statements for each year.

We record leases accounted for under the direct financing method as a net investment in leases (Note 5). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

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

Foreign Currency Translation and Transaction Gains and Losses — We have interests in real estate investments primarily in Europe and Norway, for which the functional currency is either the euro or the Norwegian krone. We perform the translation from the euro or the Norwegian krone to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from this translation as a component of Other comprehensive loss in equity. These translation gains and losses are released to net loss when we have substantially exited from all investments in the related currency.

CPA®:18 – Global 2016 10-K – 81

Notes to Consolidated Financial Statements

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Also, intercompany foreign currency transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of short-term subordinated intercompany debt with scheduled principal payments, are included in the determination of net loss.

Intercompany foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities to the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net loss but are reported as a component of Other comprehensive loss in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2016, 2015, and 2014, we recognized net realized losses on such transactions of $0.5 million, $0.1 million, and $0.4 million, respectively.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualifies as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated.

We use the portfolio exception in Accounting Standards Codification, or ASC, 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

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

We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

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

CPA®:18 – Global 2016 10-K – 82

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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation and timing differences of rent recognition and certain expense deductions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and foreign properties, and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases, and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. GAAP purposes as described in Note 12). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Loss Per Share — We have a simple equity capital structure with only common stock outstanding. As a result, loss per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements. We calculate loss per share using the two-class method to reflect the different classes of our outstanding common stock. Loss per basic and diluted share of common stock is calculated by dividing Net loss attributable to CPA®:18 – Global by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the years ended December 31, 2016, 2015, and 2014, respectively.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. We will adopt this guidance for our annual and interim periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We have not decided which method of adoption we will use. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights over the managing member or substantive participating rights over the entity or VIE. Please refer to the discussion in the Basis of Consolidation section above.

CPA®:18 – Global 2016 10-K – 83

Notes to Consolidated Financial Statements

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, and retrospective application is required. We adopted ASU 2015-03 on January 1, 2016 and have disclosed the reclassification of our debt issuance costs in the Reclassifications section above.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. The ASU is expected to impact our consolidated financial statements as we have certain operating office and land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). ASU 2016-07 simplifies the transition to the equity method of accounting. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead the equity method of accounting will be applied prospectively from the date significant influence is obtained. The new standard should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt this standard as of January 1, 2016. The adoption of this standard had no impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

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

CPA®:18 – Global 2016 10-K – 84

Notes to Consolidated Financial Statements

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt ASU 2017-01 on January 1, 2017 on a prospective basis. While our acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by us likely would have been considered asset acquisitions under the new standard. As a result, future transaction costs are more likely to be capitalized since we expect certain of our future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years in which a goodwill impairment test is performed, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-04 on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

CPA®:18 – Global 2016 10-K – 85

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates, which excludes the fees that impact equity as further disclosed below the tables, in accordance with the terms of the relevant agreements (in thousands):

	Years Ended December 31,
	2016	2015	2014
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$10,126	$7,587	$2,635
Available Cash Distributions	7,586	6,317	1,778
Acquisition expenses	5,458	32,276	38,825
Personnel and overhead reimbursements	3,064	3,252	170
Interest expense on deferred acquisition fees and accretion of interest on annual distribution and shareholder servicing fee	898	1,141	151
Share-based compensation	100	100	100
Annual distribution and shareholder servicing fee (a)	—	(860)	814
	$27,232	$49,813	$44,473

Acquisition Fees Capitalized
Current acquisition fees	$3,310	$10,143	$3,568
Deferred acquisition fees	2,648	8,120	2,855
Capitalized personnel and overhead reimbursements	263	1,415	—
	$6,221	$19,678	$6,423
_________

(a)
For the year ended December 31, 2016, we paid $2.4 million related to the annual distribution and shareholder servicing fee, which, beginning in the fourth quarter of 2015, is accounted for as a reduction in our shareholder servicing fee liability.

The following table presents a summary of amounts included in Due to affiliate in the consolidated financial statements (in thousands):

	December 31,
	2016	2015
Due to Affiliate
Loan from WPC, including interest	$27,580	$—
Deferred acquisition fees, including interest	15,305	26,747
Shareholder servicing fee liability	7,422	9,394
Accounts payable and other	2,454	3,872
Asset management fees payable	866	813
Current acquisition fees	84	3,148
	$53,711	$43,974

CPA®:18 – Global 2016 10-K – 86

Notes to Consolidated Financial Statements

Organization and Offering Costs

Pursuant to the advisory agreement, we were liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial LLC, or Carey Financial, our dealer manager and an affiliate of our Advisor, or selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. Total underwriting compensation paid in connection with our offering, including selling commissions, the dealer manager fee, and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc., the regulator for broker-dealers like Carey Financial, which limit underwriting compensation to 10% of gross offering proceeds. Our Advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceeded, in the aggregate, 1.5% of the gross proceeds from our initial public offering. From inception and through December 31, 2016, our Advisor incurred organization and offering costs of $8.7 million on our behalf, which we have fully repaid and charged to stockholders’ equity.

Loans from WPC

In January 2013, our board of directors and the board of directors of WPC had approved unsecured loans from WPC to us of up to $100.0 million, in the aggregate, at a rate equal to the rate at which WPC was able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by our Advisor’s investment committee that we would not otherwise have sufficient available funds to complete. All loans were made solely at the discretion of WPC’s management. These unsecured loans with WPC were terminated in January 2016. In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

On October 31, 2016, we borrowed $27.5 million from WPC, which was used to partially finance a new investment (Note 5), and has an annual interest rate of London Interbank Offered Rate, or LIBOR, as of the loan date plus 1.1% and a scheduled maturity date of October 31, 2017, which remained outstanding as of December 31, 2016.

We did not borrow any funds from WPC during the years ended December 31, 2015 or 2014, nor did we have any amounts outstanding at December 31, 2015.

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value, or NAV, per Class A share (before our initial NAV was published, in March 2016, as was the case for year ended December 31, 2015, we used the offering price of our Class A shares of $10.00 per share). For the years ended December 31, 2016, 2015, and 2014, our Advisor received its asset management fees in shares of our Class A common stock. At December 31, 2016, our Advisor owned 2,229,196 shares, or 1.6%, of our Class A common stock outstanding. Asset management fees are included in Property expenses in the consolidated financial statements.

Selling Commissions and Dealer Manager Fees

Pursuant to our dealer manager agreement, Carey Financial received a selling commission in connection with our initial public offering of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively. Our initial public offering closed in April 2015. These amounts were recorded in Additional paid-in capital in the consolidated financial statements. We recorded selling commissions and dealer manager fees of $107.9 million, $107.9 million, and $104.1 million on a cumulative to date basis for the years ended December 31, 2016, 2015, and 2014, respectively.

CPA®:18 – Global 2016 10-K – 87

Notes to Consolidated Financial Statements

Annual Distribution and Shareholder Servicing Fee

Carey Financial also receives an annual distribution and shareholder servicing fee in connection with our Class C common stock, which it may re-allow to selected dealers. The amount of the annual distribution and shareholder servicing fee was initially 1.0% of the offering price per share of our Class C common stock before we began reporting our NAV, but is now 1.0% of the most recently published NAV of our Class C common stock. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the annual distribution and shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, reaches 10.0% of the gross proceeds from our initial public offering, which it has not yet reached. At December 31, 2016 and 2015, we recorded a liability of $7.4 million and $9.4 million, respectively, within Due to affiliate in the consolidated financial statements to reflect the present value of the estimated future payments that we expect to pay Carey Financial.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the years ended December 31, 2016 and 2015. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year. As of the year ended December 31, 2016, cumulative total acquisition costs exceeded 6.0% of the aggregate contract purchase price of all investments, and as a result we recorded a reimbursement receivable from our Advisor of $0.2 million that is included in Other assets, net in our consolidated financial statements.

In addition, pursuant to the advisory agreement, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, including Corporate Property Associates 17 – Global, or CPA®:17 – Global; Carey Watermark Investors Incorporated, or CWI 1; Carey Watermark Investors 2 Incorporated, or CWI 2; Carey Credit Income Fund, or CCIF; and Carey European Housing Fund I L.P., or CESH I; collectively referred to as the Managed Programs. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues and those of WPC and other entities managed by WPC and its affiliates.

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

CPA®:18 – Global 2016 10-K – 88

Notes to Consolidated Financial Statements

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

Jointly Owned Investments and Other Transactions with our Affiliates

At December 31, 2016, we owned interests ranging from 50% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate all of these joint ventures with exception to our sole equity investment (Note 4), which we account for under the equity method of accounting. Additionally, no other parties hold any rights that overcome our control. We account for the minority share of these investments as noncontrolling interests.

Note 4. Net Investments in Properties, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2016	2015
Land	$173,184	$173,094
Buildings and improvements	817,626	813,480
Less: Accumulated depreciation	(55,980)	(31,467)
	$934,830	$955,107

The carrying value of our Real estate decreased by $12.1 million from December 31, 2015 to December 31, 2016, due to the strengthening of the U.S. dollar relative to foreign currencies as measured at the end of the respective periods.

Depreciation expense, including the effect of foreign currency translation, on our real estate and operating real estate for the years ended December 31, 2016, 2015, and 2014 was $41.9 million, $31.6 million, and $11.7 million respectively.

Acquisitions of Real Estate During 2015

During the year ended December 31, 2015, we acquired the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with these acquisitions, at a total cost of $48.6 million, including net lease intangibles of $12.1 million:

•
$32.0 million for 95% controlling interest in jointly owned investment with a third party that purchased a hotel in Stuttgart, Germany on December 30, 2015 (amounts are based on the exchange rate of the euro on the date of acquisition); and

•	$16.5 million for an office building in Jacksonville, Florida on July 10, 2015.

In connection with these investments, the purchase price was allocated to the assets acquired, based upon their fair values, and we capitalized acquisition-related costs and fees totaling $2.4 million.

CPA®:18 – Global 2016 10-K – 89

Notes to Consolidated Financial Statements

During the year ended December 31, 2015, we acquired the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $297.0 million, including net lease intangibles of $43.3 million:

•	$14.7 million for an industrial facility located in Michalovce, Slovakia on October 8, 2015 (amounts are based on the exchange rate of the euro on the date of acquisition);

•	$45.9 million for a 90% controlling interest from the seller for an office building located in Coralville, Iowa on October 8, 2015;

•	$32.9 million we acquired the regional headquarters and nuclear power plant monitoring facility located in Warrenville, Illinois on September 1, 2015;

•	$46.2 million for an office building located in Utrecht, Netherlands on July 30, 2015 (amounts are based on the exchange rate of the euro on the date of acquisition);

•
$98.1 million for a 90% controlling interest in a jointly owned investment with a third party that purchased a retail site located in Oslo, Norway on May 28, 2015, with our portion of the investment totaling $88.3 million (amounts are based on the exchange rate of the Norwegian krone on the date of acquisition) . In July 2015, our joint-venture partner agreed to a debt-to-equity conversion of a portion of the loan they made to the property at the acquisition date. As a result, we recognized an additional $1.4 million in Contributions from noncontrolling interests within our consolidated financial statements;

•	$15.0 million for a warehouse facility located in Plymouth, Minnesota on May 27, 2015;

•	$33.7 million for an office facility located in Plano, Texas on April 28, 2015;

•	$3.7 million for a facility located in Freetown, Massachusetts on April 17, 2015; and

•	$6.8 million for a light industrial site located in Aberdeen, United Kingdom on March 24, 2015 (amounts are based on the exchange rate of the British pound sterling on the date of acquisition).

In connection with these investments, we expensed acquisition-related costs and fees totaling $20.9 million, which are included in Acquisition expenses in the consolidated financial statements.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2016 are as follows (in thousands):

Years Ending December 31,	Total
2017	$91,782
2018	93,593
2019	94,603
2020	94,167
2021	94,056
Thereafter	604,723
Total	$1,072,924

Operating Real Estate

Operating real estate, which consists of our self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	December 31,
	2016	2015
Land	$105,631	$86,016
Buildings and improvements	500,927	404,836
Less: Accumulated depreciation	(26,937)	(10,727)
	$579,621	$480,125

CPA®:18 – Global 2016 10-K – 90

Notes to Consolidated Financial Statements

Acquisitions of Operating Real Estate During 2016

During the year ended December 31, 2016, we acquired the following five self-storage investments aggregating $46.2 million, which were deemed to be business combinations:

•	$3.2 million for one facility in Chicago, Illinois, on November 30, 2016;

•	$20.3 million for five facilities, including three in Delaware, one in Milford, Massachusetts, and one in Washington D.C., on April 11, 2016;

•	$11.0 million for a facility in Gilroy, California on February 17, 2016;

•	$5.6 million for a facility in Avondale, Louisiana on January 14, 2016; and

•	$6.1 million for a facility in Kissimmee, Florida on January 14, 2016.

In connection with these self-storage property transactions, we incurred acquisition expenses totaling $4.9 million, which are included in Acquisition expenses in the consolidated financial statements.

Acquisitions of Operating Real Estate During 2015

During the year ended December 31, 2015, we acquired a self-storage facility in Kissimmee, Florida from a third party for $8.4 million. This is a newly constructed facility that began operations upon our acquisition of the property and therefore was deemed to be an asset acquisition.

During the year ended December 31, 2015, we acquired the following 26 self-storage investments aggregating $243.2 million, which were deemed to business combinations:

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

CPA®:18 – Global 2016 10-K – 91

Notes to Consolidated Financial Statements

During the year ended December 31, 2015, we acquired the following multi-family investments aggregating $129.7 million, which were deemed to be business combinations:

•	$25.7 million for a 97% controlling interest in a 301-unit multi-family property located in Fort Walton Beach, Florida on July 23, 2015;

•	$42.5 million for a 97% controlling interest in a 408-unit multi-family property located in San Antonio, Texas on June 8, 2015;

•	$34.3 million for a 97% controlling interest in a 350-unit multi-family property located in Durham, North Carolina on January 15, 2015; and

•	$27.2 million for a 97% controlling interest in a 296-unit multi-family property located in Fort Myers, Florida on January 15, 2015.

In connection with our multi-family property transactions, we incurred acquisition expenses totaling $7.2 million, which are included in Acquisition expenses in the consolidated financial statements.

Summary of Assets Acquired and Liabilities Assumed

The following tables present a summary of assets acquired and liabilities assumed in our 2016 business combinations at the date of acquisition, and revenues and earnings thereon since their respective dates of acquisition through December 31, 2016 (in thousands):

Self-Storage Properties (a)
Cash consideration	$46,183
Assets acquired at fair value:
Land	$12,369
Buildings	53,343
In-place lease intangible assets	8,520
Other assets acquired	451
74,683
Liabilities assumed at fair value:
Mortgages assumed	(27,925)
Other liabilities assumed	(575)
(28,500)
Total identifiable net assets	$46,183

Self-Storage Properties
Respective Acquisition dates through December 31, 2016
Revenues	$5,810

Net loss	$(7,122)
Net loss attributable to CPA®:18 – Global	$(7,122)
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

CPA®:18 – Global 2016 10-K – 92

Notes to Consolidated Financial Statements

The following tables present a summary of assets acquired and liabilities assumed in our business combinations at the date of acquisition, and revenues and earnings thereon since their respective dates of acquisition through December 31, 2015 (in thousands):

	2015 Business Combinations (a)
	COOP	Other Net-Leased Properties (b)	Self-Storage Properties	All Other Properties	Total
Cash consideration	$88,331	$194,351	$243,235	$125,809	$651,726
Assets acquired at fair value:
Land	$59,595	$19,082	$37,845	$19,725	$136,247
Buildings	33,049	140,921	180,075	105,477	459,522
In-place lease intangible assets	4,618	47,320	27,167	4,498	83,603
Above-market rent intangible assets	—	105	137	—	242
Other assets acquired	5,777	549	300	—	6,626
	103,039	207,977	245,524	129,700	686,240
Liabilities assumed at fair value:
Below-market rent intangible liabilities	(63)	(8,722)	(85)	—	(8,870)
Deferred tax liability	(16,708)	(2,548)	—	—	(19,256)
Other liabilities assumed	(715)	(310)	(2,204)	—	(3,229)
	(17,486)	(11,580)	(2,289)	—	(31,355)
Total identifiable net assets	85,553	196,397	243,235	129,700	654,885
Amounts attributable to noncontrolling interests	(9,706)	(4,594)	—	(3,891)	(18,191)
Goodwill (Note 6)	12,484	2,548	—	—	15,032
	$88,331	$194,351	$243,235	$125,809	$651,726

	COOP	Other Net-Leased Properties	Self-Storage Properties	All Other Properties
	May 28, 2015 through December 31, 2015	Respective Acquisition Dates through December 31, 2015	Respective Acquisition Dates through December 31, 2015	Respective Acquisition Dates through December 31, 2015	Total
Revenues	$3,489	$7,669	$13,398	$11,215	$35,771

Net loss	$(5,815)	$(14,532)	$(20,017)	$(5,843)	$(46,207)
Net loss (income) attributable to noncontrolling interests	92	1	(1)	15	107
Net loss attributable to CPA®:18 – Global stockholders	$(5,723)	$(14,531)	$(20,018)	$(5,828)	$(46,100)
___________

(a)	The purchase price for each transaction was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.

(b)
During the three months ended December 31, 2015, in accordance with the ASU 2015-16, we recorded a measurement period adjustment that increased deferred tax liabilities by $2.5 million with an offsetting increase to goodwill.

CPA®:18 – Global 2016 10-K – 93

Notes to Consolidated Financial Statements

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information presents our financial results as if all of the acquisitions deemed business combinations that we completed during the years ended December 31, 2015 and 2014, and any new financings related to these acquisitions, had occurred on January 1, 2014 and 2013, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014 and 2013, nor does it purport to represent the results of operations for future periods. Acquisitions completed during the year ended December 31, 2016 that we deemed to be business combinations were not material for pro forma purposes and the pro forma results of those acquisitions are not included in the following pro forma financial information.

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Pro forma total revenues (a)	$163,649	$157,488

Pro forma net loss (b)	$(5,307)	$(60,099)
Pro forma net income attributable to noncontrolling interests	(9,496)	(1,823)
Pro forma net loss attributable to CPA®:18 – Global	$(14,803)	$(61,922)

Pro forma loss per Class A share:
Net loss attributable to CPA®:18 – Global	$(12,586)	$(55,266)
Pro forma basic and diluted weighted-average shares outstanding (c)	148,824,871	125,717,923
Pro forma basic and diluted loss per share	$(0.08)	$(0.44)

Pro forma loss per Class C share:
Net loss attributable to CPA®:18 – Global	$(2,217)	$(6,656)
Pro forma basic and diluted weighted-average shares outstanding (c)	27,580,451	8,847,966
Pro forma basic and diluted loss per share	$(0.08)	$(0.75)
___________

(a)	Pro forma total revenues include revenues from lease contracts based on the terms in place at December 31, 2015 and do not include adjustments to contingent rental amounts.

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

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2016	2015
Beginning balance	$131,930	$2,258
Capitalized funds	116,616	147,233
Placed into service	(59,498)	(17,548)
Foreign currency translation adjustments	(12,871)	(2,368)
Capitalized interest	6,435	2,355
Ending balance	$182,612	$131,930

CPA®:18 – Global 2016 10-K – 94

Notes to Consolidated Financial Statements

Capitalized Funds

On February 19, 2016, we entered into a concession agreement and invested in a build-to-suit joint venture with a third party for a university complex development site located in Accra, Ghana for $6.5 million, which includes capitalized acquisition costs of $2.6 million. As of December 31, 2016, total capitalized funds related to this investment were $26.3 million, inclusive of accrued construction costs of $3.5 million and acquisition-related fees of $3.3 million, of which $2.0 million was paid to our Advisor. We deemed this investment to be a VIE since the joint venture does not have sufficient equity at risk. Additionally, we consolidate the entity, since we currently wholly own and control the joint venture. We also obtained a political risk insurance policy from a third party (subject to certain coverage limits and conditions) to mitigate various risks associated with this investment.

On February 19, 2016, the joint venture obtained third-party financing in an amount up to $41.0 million from the Overseas Private Investment Corporation (“OPIC”), a financial institution of the U.S. Government, with an estimated interest rate based on the U.S. Treasury rate plus 300 basis points. Funding of this loan is subject to the tenant obtaining a letter of credit, which to date has not occurred. Because the tenant has not yet obtained the required letter of credit, it is in default under the concession agreement and we are currently unable to estimate when this project will be completed, if at all. As a result, as of December 31, 2016, we had no amount outstanding under this financing arrangement. If the project is completed, our total investment is expected to be approximately $65.7 million.

We have evaluated the asset for impairment and probability-weighted different possible scenarios in estimating future undiscounted cash flows, including payment from the tenant or through our insurance policy. Because we believe there is a high probability that we will recover the amount we have invested, the asset has not been impaired as of December 31, 2016. As events develop, we will continue to monitor the investment for impairment.

During the year ended December 31, 2016, total capitalized funds primarily related to our build-to-suit projects, which were comprised primarily of initial funding of $6.5 million and construction draws of $110.1 million. Capitalized funds include accrued costs of $12.9 million, which are a non-cash investing activity.

During the year ended December 31, 2015, total capitalized funds were comprised primarily of initial funding of $118.8 million and construction draws of $28.4 million. During 2015, the costs attributable to our build-to-suit projects included capitalized acquisition-related costs of $15.7 million, which includes $10.0 million related to accrued development costs.

We acquired the following build-to-suit investments during the year ended December 31, 2015:

•
$10.0 million in a build-to-suit joint venture with a third party for a student housing development site located in Portsmouth, United Kingdom for on December 23, 2015 (amounts are based on the exchange rate of the British pound sterling on the date of acquisition). We acquired 97% of the equity of this investment at closing. This acquisition includes an existing office building and its redevelopment into a student housing facility, which is currently projected to reach completion in August 2018. Upon completion of this project, our total investment is currently expected to be approximately $53.4 million. As the joint venture has insufficient equity at risk and we control this development project, this joint venture is considered to be a VIE that we consolidate;

•
$7.2 million in a build-to-suit project to fund the completion of a hotel located in Hamburg, Germany on June 22, 2015 (amounts are based on the exchange rate of the euro on the date of acquisition). This hotel is currently under construction and is currently projected to reach completion in May 2017. Upon completion of this hotel, our total investment is currently expected to be approximately $31.6 million;

•
$50.7 million in a build-to-suit joint venture with a third party to finance the completion of a Marriott hotel located in Munich, Germany on May 8, 2015 (amounts are based on the exchange rate of the euro on the date of acquisition). The hotel is currently under construction and is currently projected to reach completion in May 2017. As the joint-venture partner does not have any equity at risk and we, a non-equity holder, will fully fund and control this development project, this joint venture is considered to be a VIE that we consolidate;

CPA®:18 – Global 2016 10-K – 95

Notes to Consolidated Financial Statements

•
$21.7 million in and funded the first draw of a build-to-suit joint venture with a third party on a site located in Eindhoven, the Netherlands on March 20, 2015 (amounts are based on the exchange rate of the euro on the date of acquisition). Upon completion of this project, our total investment is expected to be approximately $91.1 million. This acquisition includes the development of an office building (including parking spaces) in two phases that are currently projected to reach completion in April 2017 and March 2019. We will acquire additional equity in the entity developing the building in stages throughout the construction period. We consolidate this joint venture as we are expected to fund and control all of the construction and related activities, and will fully own this property upon completion. As the joint venture has insufficient equity at risk and we control this development project, this joint venture is considered to be a VIE that we will consolidate; and

•
$17.3 million in a build-to-suit joint venture with a third party on a student housing development site located in Reading, United Kingdom on February 19, 2015 (amounts are based on the exchange rate of the British pound sterling on the date of acquisition). We acquired 96% of the equity of this investment at closing. This acquisition includes an existing office building and its redevelopment into a student housing facility, which was substantially completed during 2016.

We consolidate all of the above joint ventures, if applicable, because we are either the majority equity holder and/or we control the significant activities of the ventures.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, which totaled $6.4 million and $2.4 million for the years ended December 31, 2016 and December 31, 2015, respectively, and is a non-cash investing activity.

Placed into Service

During the year ended December 31, 2016, we placed into service two build-to-suit expansion projects and one substantially completed student housing development totaling $59.5 million, which is a non-cash investing activity. Of that total, $44.7 million was reclassified to Operating real estate, at cost and $14.8 million was reclassified to Real estate, at cost.

During the year ended December 31, 2015, we reclassified $17.5 million to Real estate, at cost primarily related to a domestic build-to-suit project, which was placed into service.

Ending Balance

At December 31, 2016 and 2015, we had seven open build-to-suit projects and one substantially completed project with aggregate unfunded commitments totaling approximately $133.5 million and $164.4 million, respectively.

Equity Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of three self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. Our ownership interest in the joint venture is 90%; the joint-venture partner is funding its equity interest with the distributions they are eligible to receive upon the properties being placed into service. As of December 31, 2016, the joint-venture partner has not funded their 10% equity interest. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

On May 2, 2016, the joint venture purchased a vacant parcel of land in Vaughan, Canada for $2.0 million (based on the exchange rate of the Canadian dollar at the date of acquisition). This parcel of land will be the site of our third self-storage development in Canada as a part of this joint venture.

On July 1, 2016, we commenced operations in one Canadian self-storage facility upon the completion of a distinct phase of the overall development; as a result, $2.9 million of the total project was placed into service. During the year ended December 31, 2016, we incurred losses of $0.1 million relating to this project, which is included in Equity in losses of equity method investment in real estate on our consolidated financial statements.

CPA®:18 – Global 2016 10-K – 96

Notes to Consolidated Financial Statements

During the year ended December 31, 2015, the joint venture purchased two vacant parcels of land in Vaughan and Mississauga, Canada for $4.0 million and $6.5 million, respectively (based on the exchange rate of the Canadian dollar at the date of acquisition).

At December 31, 2016 and 2015, our total equity investment balance for these properties was $14.7 million and $12.6 million, respectively, and the joint venture had total third-party recourse debt of $13.8 million and $0.1 million, respectively. The unfunded commitments for the build-to-suit projects at December 31, 2016 and 2015 total approximately $19.3 million and $17.4 million, respectively, related to our equity investment.

Asset Retirement Obligations

We have recorded asset retirement obligations for the removal of asbestos and environmental waste in connection with certain of our investments. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. This liability was $2.7 million and $2.6 million at December 31, 2016 and 2015, respectively. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred. We include asset retirement obligations in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and our Notes receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	December 31,
	2016	2015
Minimum lease payments receivable	$67,811	$76,014
Unguaranteed residual value	48,826	51,835
	116,637	127,849
Less: unearned income	(67,041)	(75,883)
	$49,596	$51,966

Interest income from direct financing leases was $4.6 million, $3.7 million, and $3.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

2015 Acquisitions

Arandell — On December 31, 2015, we acquired a manufacturing facility in Menomonee Falls, Wisconsin from Arandell Corporation, which is also the tenant, for $23.1 million.

Cardiff — On June 16, 2015, we invested in a joint venture with a third party for an office building located in Cardiff, United Kingdom for $13.2 million, which is based on the exchange rate of the British pound sterling on the date of acquisition. We acquired 94.5% of the equity of this investment at closing, which we consolidate. At December 31, 2016, this property is currently occupied by a single tenant and will be redeveloped into a student housing facility upon the existing tenant vacating the building.

CPA®:18 – Global 2016 10-K – 97

Notes to Consolidated Financial Statements

Dispositions

On December 30, 2013 and March 7, 2014, we entered into two domestic net lease financing transactions with subsidiaries of Crowne Group Inc., from which we acquired five industrial facilities in South Carolina, Indiana, and Michigan. In August 2015, the tenants exercised their purchase options and we sold these five industrial facilities back to the subsidiaries of Crowne Group Inc. for $35.7 million. We recognized a gain on sale of $6.7 million, which is included in Gain on sale of real estate, net of tax in our consolidated financial statements. Simultaneously, we paid off the existing mortgage loan that encumbered all of these properties (Note 9) and terminated the interest rate swap agreement that was in place. As a result, we recognized a $1.1 million loss on extinguishment of debt within Other income and (expenses) in our consolidated financial statements during the year ended December 31, 2015.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2016 were as follows (in thousands):

Years Ending December 31,	Total
2017	$4,087
2018	4,157
2019	4,229
2020	4,085
2021	3,503
Thereafter	47,750
Total	$67,811

Notes Receivable

On July 21, 2014, we acquired a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities originated by Cantor Fitzgerald on the Cipriani banquet halls in New York, New York. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. We receive interest-only payments at a rate of 10% per annum. At both December 31, 2016 and 2015, the balance for this note receivable remained $28.0 million.

On November 1, 2016, we acquired a $38.5 million mezzanine loan collateralized by 27 retail stores in Minnesota, Wisconsin and Iowa, leased to Mills Fleet Farm Group LLC, or Mills Fleet, as part of the financing for a sale-leaseback that Mills Fleet completed. The loan bears interest at one month LIBOR plus 10% and we receive interest-only payments monthly until the loan matures on October 9, 2018. The borrower has the option to extend the maturity date for three successive terms, each for one year. The loan is collateralized by the pledge of the equity in 27 entities that directly own the retail stores and is subordinated to a $280.0 million senior mortgage on the properties. At December 31, 2016 the principal balance of the loan was $38.5 million. This investment was partially financed with the $27.5 million loan that we received from WPC on October 31, 2016 (Note 3). In connection with this investment we incurred transaction and acquisition costs totaling $2.0 million, which were expensed and are included in Acquisition expenses on the consolidated statement of operations.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both December 31, 2016 and 2015, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the years ended December 31, 2016 or 2015. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2016.

CPA®:18 – Global 2016 10-K – 98

Notes to Consolidated Financial Statements

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2016	2015	2016	2015
1	1	1	$10,516	$12,684
2	1	1	9,154	9,065
3	2	4	29,679	58,217
4	3	—	66,747	—
5	—	—	—	—
	0		$116,096	$79,966

Note 6. Intangible Assets and Liabilities

In connection with our acquisitions of properties (Note 4) during the year ended December 31, 2016, we recorded In-place lease intangibles of $8.5 million that are being amortized over a weighted-average period of approximately two years. In addition, we have ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Below-market ground lease intangibles and above-market rent intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Goodwill is included in the consolidated financial statements. The following table presents a reconciliation of our goodwill, which is included in our Net Lease reporting unit (in thousands):

Total
Balance at January 1, 2014	$—
Acquisition of investments accounted for as business combinations	11,040
Foreign currency translation	(1,348)
Balance at December 31, 2014	9,692
Acquisition of investments accounted for as business combinations	13,131
Measurement period adjustments (a)	3,769
Foreign currency translation	(3,203)
Balance at December 31, 2015	23,389
Foreign currency translation	137
Balance at December 31, 2016	$23,526
_________

(a)	During 2015, we identified measurement period adjustments related to two of our acquisitions (Note 4).

We performed our annual test for impairment of goodwill during the fourth quarter of 2016 and no impairment was indicated. Goodwill resides within our Net Lease segment, which is also the reporting unit for goodwill impairment testing.

CPA®:18 – Global 2016 10-K – 99

Notes to Consolidated Financial Statements

Intangible assets and liabilities are summarized as follows (in thousands):

		December 31,
		2016			2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	1 - 23	$260,469	$(83,031)	$177,438	$255,510	$(43,090)	$212,420
Below-market ground lease	15 - 99	20,236	(706)	19,530	20,894	(325)	20,569
Above-market rent	2 - 30	11,846	(2,320)	9,526	12,174	(1,322)	10,852
		292,551	(86,057)	206,494	288,578	(44,737)	243,841
Indefinite-Lived Intangible Assets
Goodwill		23,526	—	23,526	23,389	—	23,389
Total intangible assets		$316,077	$(86,057)	$230,020	$311,967	$(44,737)	$267,230

Finite-Lived Intangible Liabilities
Below-market rent	1 - 30	$(15,192)	$3,234	$(11,958)	$(15,439)	$1,546	$(13,893)
Above-market ground lease	81	(101)	3	(98)	(121)	2	(119)
Total intangible liabilities		$(15,293)	$3,237	$(12,056)	$(15,560)	$1,548	$(14,012)

Net amortization of intangibles, including the effect of foreign currency translation, was $40.2 million, $33.4 million, and $10.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income, amortization of below-market and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease intangibles is included in Depreciation and amortization expense.

Based on the intangible assets and liabilities recorded at December 31, 2016, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization/Property Expenses	Net
2017	$(163)	$28,098	$27,935
2018	(205)	18,177	17,972
2019	(218)	17,116	16,898
2020	(288)	16,471	16,183
2021	(303)	16,316	16,013
Thereafter	(1,255)	100,692	99,437
	$(2,432)	$196,870	$194,438

CPA®:18 – Global 2016 10-K – 100

Notes to Consolidated Financial Statements

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts, interest rate swaps, interest rate caps, and foreign currency collars (Note 8). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

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

Rent Guarantees — Our rent guarantees, which are included in Other assets, net in the consolidated financial statements, are related to three of our international investments. These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At December 31, 2016 and 2015, our rent guarantees had a fair value of $0.5 million and $1.3 million, respectively. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% and a growth rate that ranged from 1% to 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. During the year ended December 31, 2016 we recognized $1.1 million of mark-to-market gains related to these rent guarantees within Other income and (expenses) on our consolidated financial statements.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2016 and 2015. Gains and losses (realized and unrealized) included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31,
		2016		2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a) (b)	3	$1,157,411	$1,177,409	$999,213	$1,022,641
Notes receivable (c)	3	66,500	68,450	28,000	28,400
___________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015 (Note 2). At December 31, 2016 and 2015, the carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $7.6 million and $8.3 million, respectively. At December 31, 2016 and 2015, the carrying value of Bonds payable, net includes unamortized deferred financing costs of $0.9 million and $0.7 million, respectively (Note 9).

CPA®:18 – Global 2016 10-K – 101

Notes to Consolidated Financial Statements

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

(c)
We determined the estimated fair value of our notes receivable using a discounted cash flow model with rates that take into account the credit of the tenant/obligor, order of payment tranches, and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2016 and 2015.

Note 8. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other investments due to changes in interest rates or other market factors. We own international investments, primarily in Europe, and are subject to risks associated with fluctuating foreign currency exchange rates.

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. The primary risks related to our use of derivative instruments include a counterparty to a hedging arrangement defaulting on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in its fair value and/or the net settlement of the derivative is reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2016 and 2015, no cash collateral had been posted or received for any of our derivative positions.

CPA®:18 – Global 2016 10-K – 102

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31,		December 31,
		2016	2015	2016	2015
Foreign currency forward contracts	Other assets, net	$5,502	$6,501	$—	$—
Foreign currency collars	Other assets, net	1,284	970	—	—
Interest rate swaps	Other assets, net	393	—	—	—
Interest rate caps	Other assets, net	1	17	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,151)	(1,568)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(33)	(28)
		$7,180	$7,488	$(1,184)	$(1,596)

The following tables presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Loss (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2014
Foreign currency forward contracts	$(897)	$2,374	$—
Interest rate swaps	810	933	(2,282)
Foreign currency collars	327	939	3,653
Interest rate caps	(13)	(38)	—
Derivatives in Net Investment Hedging Relationships (a)
Foreign currency forward contracts	(56)	466	11
Foreign currency collars	(20)	2	—
Total	$151	$4,676	$1,382
___________

(a)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Loss into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2016	2015	2014
Foreign currency forward contracts	Other income and (expenses)	$1,278	$1,137	$151
Interest rate swaps	Interest expense	(879)	(2,183)	(759)
Foreign currency collars	Other income and (expenses)	95	8	—
Interest rate caps	Interest expense	(4)	(6)	—
Total		$490	$(1,044)	$(608)

Amounts reported in Other comprehensive loss related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At December 31, 2016, we estimated that an additional $0.7 million and $1.8 million will be reclassified as Interest expense and other income, respectively, during the next 12 months.

CPA®:18 – Global 2016 10-K – 103

Notes to Consolidated Financial Statements

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2016	2015	2014
Foreign currency collars	Other income and (expenses)	$1	$37	$—
Interest rate swaps	Interest expense	—	(63)	—
Derivatives in Cash Flow Hedging Relationships (a)
Interest rate swaps	Interest expense	3	—	—
Foreign currency collars	Other income and (expenses)	2	—	—
Total		$6	$(26)	$—
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2016 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2016
Interest rate swaps	8	61,869	USD	$(758)
Interest rate caps	2	22,000	USD	1
				$(757)

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency and guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. These instruments lock the range in which a foreign currency exchange rate may fluctuate. Our foreign currency forward contracts and foreign currency collars have maturities of 74 months or less. Certain of our foreign currency contracts are hedging the exposure to foreign currency risks of our net investments in foreign operations, which we designate as net investment hedges.

CPA®:18 – Global 2016 10-K – 104

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2016 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2016
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	31	11,942	EUR	$3,721
Foreign currency forward contracts	25	39,697	NOK	1,411
Foreign currency collars	30	14,664	EUR	868
Foreign currency collars	23	54,570	NOK	397
Designated as Net Investment Hedging Instruments
Foreign currency collars	5	35,240	NOK	243
Foreign currency forward contracts	3	5,773	NOK	113
				$6,753

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2016. At December 31, 2016, our total credit exposure was $7.1 million and the maximum exposure to any single counterparty was $4.2 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.2 million and $1.6 million at December 31, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2016 or 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.3 million and $1.7 million, respectively.

Note 9. Non-Recourse Debt and Bonds Payable

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2016, our debt bore interest at fixed annual rates ranging from 1.6% to 5.8% and variable contractual annual rates ranging from 2.3% to 5.1%, with maturity dates from 2017 to 2039.

Financing Activity During 2016

During the year ended December 31, 2016, we obtained or assumed several non-recourse mortgage financings totaling $148.2 million, including $14.1 million that became available upon the completion of the expansion of an industrial facility located in Michalovce, Slovakia on October 14, 2016, with a weighted-average annual interest rate of 4.5% and term of eight years. In addition, we obtained a $53.3 million senior construction-to-term mortgage loan (based on the exchange rate of the euro at the date of acquisition) related to the development of an office building located in Eindhoven, the Netherlands, which bears an interest rate of Euro Interbank Offered Rate plus 2.5% for each draw down. As of December 31, 2016, we had drawn $27.3 million on this loan (based on the exchange rate of the euro at the date of each drawdown) at an interest rate of 3.2%. Upon the completion of the development project, this loan will be converted to a seven-year term loan, at which time it will bear a fixed interest rate of 1.8%.

In addition, during the year ended December 31, 2016, we entered into agreements for third-party non-recourse mortgage financing related to the following build-to-suit investments, which had no amounts drawn as of December 31, 2016:

•
$41.0 million that is intended to be used to finance the construction of the university complex development site located in Accra, Ghana (Note 4), but remains subject to the tenant obtaining a letter of credit, which if drawn, will bear an interest rate based on the U.S. Treasury rate plus 300 basis points upon draw down; and

CPA®:18 – Global 2016 10-K – 105

Notes to Consolidated Financial Statements

•
$17.3 million that is expected to be available upon the substantial completion of a hotel located in Hamburg, Germany, which will bear an interest rate of 2.1% upon draw down (amounts are based on the exchange rate of the euro on the date of acquisition).

Financing Activity During 2015

During the year ended December 31, 2015, we obtained or assumed 20 non-recourse mortgage financings and completed two refinancings totaling $504.9 million, with a weighted-average annual interest rate of 3.8% and term of 8.0 years. In addition, during the year ended December 31, 2015 we obtained bond financing totaling $64.2 million, with an annual interest rate of 4.2% and term of 10.0 years.

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

Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2016, during each of the next five calendar years and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017	$20,113
2018	27,571
2019	5,918
2020	109,910
2021	161,068
Thereafter through 2039	841,223
Total principal payments	1,165,803
Unamortized premium, net	536
Deferred financing costs	(8,928)
Total	$1,157,411

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2016.

The carrying value of our Non-recourse debt, net and Bonds payable, net decreased by $9.9 million from December 31, 2015 to December 31, 2016, due to the strengthening of the U.S. dollar relative to foreign currencies during the same period.

Note 10. Commitments and Contingencies

At December 31, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:18 – Global 2016 10-K – 106

Notes to Consolidated Financial Statements

Note 11. Loss Per Share and Equity

Basic and Diluted Loss Per Share

The following table presents loss per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	105,691,583	$(23,065)	$(0.22)
Class C common stock	30,091,602	(7,019)	(0.23)
Net loss attributable to CPA®:18 – Global		$(30,084)

	Year Ended December 31, 2015
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	101,884,473	$(45,524)	$(0.45)
Class C common stock	27,580,451	(12,208)	(0.44)
Net loss attributable to CPA®:18 – Global		$(57,732)

	Year Ended December 31, 2014
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	78,777,525	$(49,494)	$(0.63)
Class C common stock	8,847,966	(6,373)	(0.72)
Net loss attributable to CPA®:18 – Global		$(55,867)

The allocation of Net loss attributable to CPA®:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For the years ended December 31, 2015 and 2014, the allocation for Class A common stock excludes annual distribution and shareholder servicing (benefit) fees of $(0.9) million and $0.8 million, respectively, which is only applicable to Class C common stock (Note 3). In addition, the Class C common stock allocation includes $0.5 million and $0.7 million of interest expense related to the accretion of interest on the annual distribution and shareholder servicing liability (Note 3) for the years ended December 31, 2016 and 2015, respectively.

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents annualized distributions per share, declared and paid during the years ended December 31, 2016, 2015, and 2014, reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2016		2015		2014
	Class A	Class C	Class A	Class C	Class A	Class C
Ordinary income	$0.1339	$0.1171	$0.1889	$0.1612	$0.2164	$0.1841
Return of capital	0.4913	0.4296	0.3836	0.3273	0.4084	0.3475
Capital gain	—	—	0.0525	0.0448	—	—
Total distributions paid	$0.6252	$0.5467	$0.6250	$0.5333	$0.6248	$0.5316

CPA®:18 – Global 2016 10-K – 107

Notes to Consolidated Financial Statements

Distributions are declared at the discretion of our board of directors and are not guaranteed. During the fourth quarter of 2016, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1378 per share for our Class C common stock. Distributions in the amount of $21.0 million were paid on January 13, 2017 to stockholders of record on December 30, 2016.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2014	$(219)	$125	$(94)
Other comprehensive loss before reclassifications	763	(29,602)	(28,839)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	759	—	759
Other income and (expenses)	(151)	—	(151)
Net current-period Other comprehensive loss	1,371	(29,602)	(28,231)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	7,384	7,384
Balance at December 31, 2014	1,152	(22,093)	(20,941)
Other comprehensive loss before reclassifications	3,164	(40,662)	(37,498)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,189	—	2,189
Other income and (expenses)	(1,145)	—	(1,145)
Net current-period Other comprehensive loss	4,208	(40,662)	(36,454)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	7,079	7,079
Balance at December 31, 2015	5,360	(55,676)	(50,316)
Other comprehensive loss before reclassifications	717	(12,254)	(11,537)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	883	—	883
Other income and (expenses)	(1,373)	—	(1,373)
Net current-period Other comprehensive loss	227	(12,254)	(12,027)
Net current-period Other comprehensive income attributable to noncontrolling interests	—	639	639
Balance at December 31, 2016	$5,587	$(67,291)	$(61,704)

Note 12. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay U.S. federal income taxes. Accordingly, the only provision of income taxes in the consolidated financial statements relates to our taxable REIT subsidiaries.

We conduct business in various states and municipalities, primarily within the United States and in Europe, and as a result, we file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle.

CPA®:18 – Global 2016 10-K – 108

Notes to Consolidated Financial Statements

The components of our provision for (benefit from) income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal
Current	$276	$98	$16
Deferred	(34)	—	—
	242	98	16
State and Local
Current	134	87	79
	134	87	79
Foreign
Current	1,024	565	64
Deferred	(1,394)	(847)	(1,323)
	(370)	(282)	(1,259)
Total Provision (Benefit)	$6	$(97)	$(1,164)

We account for uncertain tax positions in accordance with ASC 740, Income Taxes. Our taxable subsidiaries recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

Year Ended December 31,
2016
Beginning balance	—
Addition based on tax positions related to the current year	242
Ending balance	$242

At December 31, 2016, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2016, we had no accrued interest related to uncertain tax positions.

Tax authorities in relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2013 through 2016 remain open to adjustment in major tax jurisdictions.

Deferred Income Taxes

Our deferred tax assets before valuation allowances were $13.6 million and $14.6 million at December 31, 2016 and 2015, respectively. Our deferred tax liabilities were $42.4 million and $47.3 million at December 31, 2016 and 2015, respectively. We determined that $12.8 million and $10.2 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes, and accordingly, a valuation allowance was established in that amount at December 31, 2016 and 2015, respectively. Our deferred tax asset, net of valuation allowance, is recorded in Other assets, net on our consolidated balance sheet. Our deferred tax assets and liabilities are primarily the result of temporary differences related to:

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

CPA®:18 – Global 2016 10-K – 109

Notes to Consolidated Financial Statements

•	tax net operating losses in foreign jurisdictions that may be realized in future periods if we generate sufficient taxable income.

At December 31, 2016 and 2015, we had net operating losses in foreign jurisdictions of approximately $24.2 million and $17.2 million, respectively. Our net operating losses will begin to expire in 2018 in certain foreign jurisdictions. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

CPA®:18 – Global 2016 10-K – 110

Notes to Consolidated Financial Statements

Note 13. Segment Reporting

We operate in three reportable business segments: Net Lease, Self Storage, and Multi Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi Family segment is comprised of our investments in multi-family residential properties and student-housing developments. In addition, we have an All Other category that includes our notes receivable investments (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Years Ended December 31,
	2016	2015 (a)	2014 (a)
Net Lease
Revenues	$109,332	$91,173	$48,306
Operating expenses (b)	(60,168)	(70,352)	(72,780)
Interest expense	(27,723)	(26,367)	(14,447)
Other income and expenses, excluding interest expense	1,233	(2,022)	(490)
Benefit from income taxes	811	300	1,183
(Loss) gain on sale of real estate, net of tax	(63)	6,659	—
Net (income) loss attributable to noncontrolling interests	(2,765)	(2,231)	2,435
Net income (loss) attributable to CPA®:18 – Global	$20,657	$(2,840)	$(35,793)
Self Storage
Revenues	$48,794	$25,570	$3,913
Operating expenses (c)	(57,807)	(43,459)	(9,814)
Interest expense	(11,013)	(5,232)	(942)
Other income and expenses, excluding interest expense (d)	(231)	(94)	—
Provision for income taxes	(215)	(59)	(16)
Net loss attributable to CPA®:18 – Global	$(20,472)	$(23,274)	$(6,859)
Multi Family
Revenues	$22,609	$16,369	$830
Operating expenses (e)	(17,103)	(23,728)	(3,468)
Interest expense	(3,537)	(3,779)	(213)
Other income and expenses, excluding interest expense	6	1	—
Provision for income taxes	(164)	(88)	—
Net loss attributable to noncontrolling interests	52	142	32
Net income (loss) attributable to CPA®:18 – Global	$1,863	$(11,083)	$(2,819)
All Other
Revenues	$3,588	$2,831	$1,268
Operating expenses (f)	(2,010)	—	(1,348)
Interest expense	—	—	—
Other income and expenses, excluding interest expense	—	—	—
Provision for income taxes	—	—	—
Net loss attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to CPA®:18 – Global	$1,578	$2,831	$(80)
Corporate
Unallocated Corporate Overhead (g)	$(26,124)	$(17,049)	$(8,538)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(7,586)	$(6,317)	$(1,778)
Total Company
Revenues	$184,323	$135,943	$54,317
Operating expenses	(154,047)	(151,147)	(95,131)
Interest expense	(43,132)	(35,170)	(15,753)
Other income and expenses, excluding interest expense	(6,860)	(5,708)	(1,153)
(Provision for) benefit from income taxes	(6)	97	1,164
(Loss) gain on sale of real estate, net of tax	(63)	6,659	—
Net (income) loss attributable to noncontrolling interests	(10,299)	(8,406)	689
Net loss attributable to CPA®:18 – Global	$(30,084)	$(57,732)	$(55,867)

CPA®:18 – Global 2016 10-K – 111

Notes to Consolidated Financial Statements

	Total Long-Lived Assets at December 31, (h)		Total Assets at December 31,
	2016	2015 (a)	2016	2015 (a) (i)
Net Lease	$1,152,653	$1,105,237	$1,453,148	$1,446,865
Self Storage	386,099	326,835	410,781	363,284
Multi Family	222,600	199,644	230,509	210,052
All Other	66,501	28,000	66,936	28,188
Corporate	—	—	48,072	86,294
Total Company	$1,827,853	$1,659,716	$2,209,446	$2,134,683
__________

(a)	Amounts as of and for the years ended December 31, 2015 and 2014 are presented to conform to the three reportable business segment presentation for the current year.

(b)
Includes acquisition expenses incurred in connection with net lease transactions. We expensed acquisition-related costs and fees totaling $20.9 million and $49.3 million for the years ended December 31, 2015 and 2014, respectively (Note 4). For the year ended December 31, 2016, we did not incur any significant acquisition expenses in our Net Lease segment.

(c)
Includes acquisition expenses incurred in connection with self-storage transactions. We expensed acquisition-related costs and fees totaling $4.9 million, $14.2 million, and $6.1 million for the years ended December 31, 2016, 2015, and 2014, respectively (Note 4).

(d)	Includes Equity in losses of equity method investment in real estate.

(e)
Includes acquisition expenses incurred in connection with multi-family transactions. We expensed acquisition-related costs and fees totaling $7.2 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively. There were no acquisition expenses incurred for the year ended December 31, 2016 (Note 4).

(f)
Includes acquisition expenses incurred in connection with our notes receivable transactions in the All Other category. We expensed acquisition-related costs and fees totaling $2.0 million and $1.4 million for the years ended December 31, 2016 and 2014, respectively. There were no acquisition expenses incurred for the year ended December 31, 2015 (Note 5).

(g)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(h)	Includes Net investments in real estate and Equity investment in real estate.

(i)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Bonds payable, net as of December 31, 2015 (Note 2).

CPA®:18 – Global 2016 10-K – 112

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. The following tables present the geographic information (in thousands):

	As of and for the Year Ended December 31, 2016
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$25,147	$27,090	$72,287	$124,524	$17,245	$42,554	$59,799	$184,323
Operating expenses	(19,254)	(25,237)	(73,203)	(117,694)	(9,123)	(27,230)	(36,353)	(154,047)
Net (loss) income	(1,988)	(5,077)	(16,297)	(23,362)	(1,705)	5,282	3,577	(19,785)
Net income attributable to noncontrolling interests	(786)	—	(7,611)	(8,397)	(817)	(1,085)	(1,902)	(10,299)
Net (loss) income attributable to CPA®:18 – Global	(2,774)	(5,077)	(23,908)	(31,759)	(2,522)	4,197	1,675	(30,084)
Long-lived assets	224,860	199,109	624,040	1,048,009	195,052	584,792	779,844	1,827,853
Non-recourse debt and bonds payable	174,421	150,815	430,477	755,713	138,253	263,445	401,698	1,157,411

	As of and for the Year Ended December 31, 2015
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$17,983	$17,039	$50,624	$85,646	$13,911	$36,386	$50,297	$135,943
Operating expenses	(18,085)	(23,565)	(67,149)	(108,799)	(13,913)	(28,435)	(42,348)	(151,147)
Net loss	(5,699)	(10,556)	(18,311)	(34,566)	(7,056)	(7,704)	(14,760)	(49,326)
Net income attributable to noncontrolling interests	(852)	—	(6,175)	(7,027)	(399)	(980)	(1,379)	(8,406)
Net loss attributable to CPA®:18 – Global	(6,551)	(10,556)	(24,486)	(41,593)	(7,455)	(8,684)	(16,139)	(57,732)
Long-lived assets (b)	229,437	197,552	537,340	964,329	194,211	501,176	695,387	1,659,716
Non-recourse debt and bonds payable	150,284	135,873	359,431	645,588	133,576	220,049	353,625	999,213

	For the Year Ended December 31, 2014
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$8,830	$2,514	$17,698	$29,042	$6,560	$18,715	$25,275	$54,317
Operating expenses	(4,981)	(4,593)	(33,320)	(42,894)	(8,389)	(43,848)	(52,237)	(95,131)
Net income (loss)	339	(2,812)	(15,877)	(18,350)	(7,277)	(30,929)	(38,206)	(56,556)
Net (income) loss attributable to noncontrolling interests	(804)	—	(1,764)	(2,568)	321	2,936	3,257	689
Net loss attributable to CPA®:18 – Global	(465)	(2,812)	(17,641)	(20,918)	(6,956)	(27,993)	(34,949)	(55,867)
___________

(a)	All years include operations in Croatia, the Netherlands, Poland, the United Kingdom, Germany, and Mauritius; and 2016 and 2015 includes Slovakia and Canada.

(b)
Includes Net investments in real estate and Equity investment in real estate. We have represented the long-lived assets amounts as of December 31, 2015 in this table to include our Equity investment in real estate of $12.6 million, which was previously excluded from this table.

CPA®:18 – Global 2016 10-K – 113

Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$43,798	$45,715	$47,284	$47,526
Expenses	37,483	40,030	38,093	38,441
Net loss	(456)	(7,454)	(1,850)	(10,025)
Net income attributable to noncontrolling interests	(1,741)	(2,758)	(2,231)	(3,569)
Net loss attributable to CPA®:18 – Global	(2,197)	(10,212)	(4,081)	(13,594)

Class A Common Stock
Basic and diluted loss per share (a)	$(0.02)	$(0.07)	$(0.03)	$(0.10)
Basic and diluted weighted-average shares outstanding	103,972,011	105,182,645	106,279,055	107,307,860
Distributions declared per share	$0.1563	$0.1563	$0.1563	$0.1563

Class C Common Stock
Basic and diluted loss per share (a)	$(0.02)	$(0.08)	$(0.03)	$(0.10)
Basic and diluted weighted-average shares outstanding	29,757,726	29,928,571	30,205,326	30,469,385
Distributions declared per share	$0.1337	$0.1376	$0.1376	$0.1378

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$27,172	$30,472	$37,069	$41,230
Expenses	27,113	41,413	42,174	40,447
Net loss	(10,852)	(18,263)	(7,683)	(12,528)
Net income attributable to noncontrolling interests	(1,361)	(1,644)	(2,092)	(3,309)
Net loss attributable to CPA®:18 – Global	(12,213)	(19,907)	(9,775)	(15,837)

Class A Common Stock
Basic and diluted loss per share (a)	$(0.10)	$(0.15)	$(0.07)	$(0.13)
Basic and diluted weighted-average shares outstanding	100,642,226	101,460,830	102,293,880	103,109,346
Distributions declared per share	$0.1562	$0.1562	$0.1563	$0.1563

Class C Common Stock
Basic and diluted loss per share (a)	$(0.12)	$(0.17)	$(0.09)	$(0.07)
Basic and diluted weighted-average shares outstanding	22,381,181	29,033,036	29,279,705	29,522,763
Distributions declared per share	$0.1329	$0.1329	$0.1340	$0.1335
__________

(a)	The sum of the quarterly Loss per share does not agree to the annual Loss per share for 2016 and 2015 due to the issuances of our common stock that occurred during such periods.

CPA®:18 – Global 2016 10-K – 114

Notes to Consolidated Financial Statements

Note 15. Subsequent Event

Management Change

On January 23, 2017, we announced that Ms. Kristin Sabia was appointed as our chief accounting officer, succeeding Ms. ToniAnn Sanzone, who remains as our chief financial officer, in that role. Ms. Sabia joined CPA®:17 – Global in 2012 and served as its controller since 2015.

CPA®:18 – Global 2016 10-K – 115

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015, and 2014
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$10,196	$2,987	$(366)	$12,817

Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$2,236	$8,214	$(254)	$10,196

Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$—	$2,236	$—	$2,236

CPA®:18 – Global 2016 10-K – 116

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation(c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Office facility in Austin, TX	$72,653	$29,215	$67,993	$—	$—	$29,215	$67,993	$97,208	$7,103	1993	Aug. 2013	40 yrs.
Retail facility in Zagreb, Croatia	6,700	—	10,828	—	(2,509)	—	8,319	8,319	745	2005	Dec. 2013	34 yrs.
Retail facility in Zagreb, Croatia	6,634	—	10,576	—	(2,518)	—	8,058	8,058	681	2006	Dec. 2013	36 yrs.
Retail facility in Zagreb, Croatia	6,507	2,264	10,676	—	(3,070)	1,734	8,136	9,870	752	2006	Dec. 2013	34 yrs.
Retail facility in Zadar, Croatia	7,314	4,320	10,536	—	(3,524)	3,309	8,023	11,332	803	2007	Dec. 2013	33 yrs.
Retail facility in Split, Croatia	2,975	—	3,161	—	(759)	—	2,402	2,402	271	2001	Dec. 2013	27 yrs.
Industrial facility in Streetsboro, OH	3,070	1,163	3,393	1,585	(535)	1,163	4,443	5,606	681	1993	Jan. 2014	21 yrs.
Warehouse facility in University Park, IL	47,150	13,748	52,135	—	—	13,748	52,135	65,883	5,577	2003	Feb. 2014	34 - 36 yrs.
Office facility in Norcross, GA	3,508	1,044	3,361	—	—	1,044	3,361	4,405	337	1999	Feb. 2014	40 yrs.
Office facility in Oslo, Norway	39,339	14,362	59,219	—	(21,938)	10,080	41,563	51,643	2,964	2013	Feb. 2014	40 yrs.
Office facility in Warsaw, Poland	55,835	—	112,676	—	(26,322)	—	86,354	86,354	5,984	2008	Mar. 2014	40 yrs.
Industrial facility in Columbus, GA	4,705	448	5,841	—	—	448	5,841	6,289	571	1995	Apr. 2014	30 yrs.
Office facility in Farmington Hills, MI	7,098	2,251	3,390	672	47	2,251	4,109	6,360	377	2001	May 2014	40 yrs.
Industrial facility in Surprise, AZ	2,272	298	2,347	1,699	—	298	4,046	4,344	312	1998	May 2014	35 yrs.
Industrial facility in Temple, GA	6,569	381	6,469	—	—	381	6,469	6,850	582	2007	May 2014	33 yrs.
Land in Houston, TX	1,222	1,675	—	—	—	1,675	—	1,675	—	N/A	May 2014	N/A
Land in Chicago, IL	1,957	3,036	—	—	—	3,036	—	3,036	—	N/A	May 2014	N/A
Warehouse facility in Jonesville, SC	27,845	2,995	14,644	19,389	—	2,995	34,033	37,028	3,003	1997	Jun. 2014	28 yrs.
Industrial facility in Ayr, United Kingdom	2,433	1,150	3,228	—	(1,156)	846	2,376	3,222	296	1950	Aug. 2014	15 - 32 yrs.
Industrial facility in Bathgate, United Kingdom	1,575	627	1,852	349	(692)	461	1,675	2,136	151	2009	Aug. 2014	20 - 35 yrs.
Industrial facility in Dundee, United Kingdom	1,527	384	2,305	—	(710)	283	1,696	1,979	185	2008	Aug. 2014	22 yrs.
Industrial facility in Dunfermline, United Kingdom	866	294	808	—	(290)	217	595	812	90	1990	Aug. 2014	13 - 35 yrs.
Industrial facility in Invergordon, United Kingdom	452	261	549	—	(290)	116	404	520	46	2006	Aug. 2014	22 yrs.
Industrial facility in Livingston, United Kingdom	1,925	447	3,015	—	(914)	329	2,219	2,548	189	2008	Aug. 2014	29 yrs.
Industrial facility in Livingston, United Kingdom	2,166	—	3,360	—	(825)	—	2,535	2,535	249	1997	Sep. 2014	24 yrs.

CPA®:18 – Global 2016 10-K – 117

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation(c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Warstein, Germany	11,286	281	15,671	—	(2,698)	234	13,020	13,254	768	2011	Sep. 2014	40 yrs.
Warehouse facility in Albany, GA	6,426	1,141	5,997	—	—	1,141	5,997	7,138	1,222	1977	Oct. 2014	14 yrs.
Office facility in Stavanger, Norway	41,299	8,276	80,476	—	(20,886)	6,377	61,489	67,866	3,389	2012	Oct. 2014	40 yrs.
Office facility in Eagan, MN	9,639	1,189	11,279	—	—	1,189	11,279	12,468	653	2013	Nov. 2014	40 yrs.
Office facility in Plymouth, MN	27,511	3,990	30,320	—	—	3,990	30,320	34,310	1,741	1982	Nov. 2014	40 yrs.
Industrial facility in Dallas, TX	1,632	512	1,283	2	—	512	1,285	1,797	134	1990	Nov. 2014	26 yrs.
Industrial facility in Dallas, TX	769	509	340	2	—	509	342	851	66	1990	Nov. 2014	20 yrs.
Industrial facility in Dallas, TX	273	128	204	2	—	128	206	334	29	1990	Nov. 2014	21 yrs.
Industrial facility in Dallas, TX	1,183	360	1,120	1	—	360	1,121	1,481	101	1990	Nov. 2014	29 yrs.
Industrial facility in Fort Worth, TX	1,198	809	671	1	—	809	672	1,481	88	2008	Nov. 2014	30 yrs.
Industrial facility in Dunfermline, United Kingdom	4,096	1,162	5,631	6	(1,458)	913	4,428	5,341	401	2000	Nov. 2014	23 - 31 yrs.
Industrial facility in Durham, United Kingdom	1,326	207	2,108	—	(497)	162	1,656	1,818	108	1998	Nov. 2014	35 yrs.
Industrial and warehouse facility in Byron Center, MI	7,486	625	1,005	9,515	—	625	10,520	11,145	373	2015	Nov. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	35,302	2,247	27,149	—	(7,144)	1,378	20,874	22,252	1,079	1960	Dec. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	—	2,246	27,135	—	(1,991)	2,416	24,974	27,390	1,292	1960	Dec. 2014	40 yrs.
Industrial facility in Edinburgh, United Kingdom	2,323	938	2,842	—	(811)	737	2,232	2,969	147	1985	Dec. 2014	35 yrs.
Hotel in Albion, Mauritius	25,098	4,047	54,927	243	(7,965)	3,505	47,747	51,252	3,212	2007	Dec. 2014	40 yrs.
Industrial facility in Aberdeen, United Kingdom	3,702	1,560	4,446	—	(1,068)	1,284	3,654	4,938	177	1990	Mar. 2015	40 yrs.
Warehouse facility in Freetown, MA	3,179	1,149	2,219	—	—	1,149	2,219	3,368	371	2002	Apr. 2015	28 yrs.
Office facility in Plano, TX	21,831	3,180	26,926	—	—	3,180	26,926	30,106	1,185	2001	Apr. 2015	40 yrs.
Warehouse facility in Plymouth, MN	10,415	2,537	9,731	954	—	2,537	10,685	13,222	641	1975	May 2015	32 yrs.
Retail facility in Oslo, Norway	57,615	61,607	34,183	213	(12,018)	53,876	30,109	83,985	2,143	1971	May 2015	30 yrs.
Office facility in Jacksonville, FL	10,534	1,688	10,082	—	—	1,688	10,082	11,770	424	2001	Jul. 2015	40 yrs.
Office facility in Utrecht, Netherlands	28,073	5,645	29,896	—	(1,493)	5,407	28,641	34,048	1,025	1987	Jul. 2015	40 yrs.
Office facility in Warrenville, IL	22,518	2,222	25,449	441	—	2,222	25,890	28,112	936	2001	Sep. 2015	40 yrs.
Office facility in Coralville, IA	34,519	1,937	31,093	5,048	—	1,937	36,141	38,078	1,152	2015	Oct. 2015	40 yrs.
Industrial facility in Michalovce, Slovakia	13,251	1,055	10,808	13,613	(1,632)	1,290	22,554	23,844	466	2006	Oct. 2015	40 yrs.
Hotel in Stuttgart, Germany	17,601	—	25,717	921	(860)	—	25,778	25,778	708	1965	Dec. 2015	35 yrs.
	$714,382	$191,610	$871,070	$54,656	$(126,526)	$173,184	$817,626	$990,810	$55,980

CPA®:18 – Global 2016 10-K – 118

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facility in Columbus, GA	$2,735	$488	$2,947	$—	$1,238	$4,673	1965	Apr. 2014
Industrial facility in Houston, TX	1,225	—	1,573	—	106	1,679	1973	May 2014
Warehouse facility in Chicago, IL	5,899	—	8,564	—	590	9,154	1942	May 2014
Office facility in Cardiff, United Kingdom	—	263	13,046	35	(2,828)	10,516	1960s	Jun. 2015
Industrial facility in Menomonee Falls, WI	13,849	1,680	22,104	—	(210)	23,574	1974	Dec. 2015
	$23,708	$2,431	$48,234	$35	$(1,104)	$49,596

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Operating Real Estate – Multi-Family Facilities
Tucker, GA	$17,562	$4,288	$15,201	$237	$797	$—	$4,288	$15,431	$804	$20,523	$1,153	2002	Oct. 2014	40 yrs.
Atlanta, GA	17,358	4,513	16,404	780	1,010	—	4,513	16,671	1,523	22,707	1,545	1990	Oct. 2014	38 yrs.
Fort Myers, FL	18,838	6,203	19,688	614	1,774	—	6,203	21,350	726	28,279	1,726	1988	Jan. 2015	34 yrs.
Durham, NC	23,918	6,697	25,824	935	1,283	—	6,701	26,147	1,891	34,739	1,886	1987	Jan. 2015	37 yrs.
Reading, United Kingdom	—	5,692	10,357	—	28,657	(758)	7,222	36,726	—	43,948	72	2016	Feb. 2015	40 yrs.
San Antonio, TX	29,587	3,788	36,333	588	1,178	—	3,810	37,140	937	41,887	1,687	2007	Jun. 2015	40 yrs.
Fort Walton Beach, FL	17,995	3,037	20,975	598	673	—	3,037	21,266	980	25,283	1,044	1990	Jul. 2015	40 yrs.

Operating Real Estate – Self-Storage Facilities
Kissimmee, FL	6,934	3,306	7,190	—	19	3	3,306	7,202	10	10,518	623	2005	Jan. 2014	38 yrs.
St. Petersburg, FL	7,430	3,258	7,128	—	25	5	3,258	7,149	9	10,416	580	2007	Jan. 2014	40 yrs.
Corpus Christi, TX	2,705	340	3,428	—	125	3	340	3,531	25	3,896	355	1998	Jul. 2014	28 yrs.
Kailua-Kona, HI	3,743	1,356	3,699	—	124	14	1,356	3,819	18	5,193	326	1991	Jul. 2014	32 yrs.
Miami, FL	3,012	1,915	1,894	—	59	7	1,915	1,945	15	3,875	168	1986	Aug. 2014	33 yrs.
Palm Desert, CA	6,840	669	8,899	—	24	4	669	8,911	16	9,596	577	2006	Aug. 2014	40 yrs.
Columbia, SC	3,034	1,065	2,742	—	132	15	1,065	2,874	15	3,954	287	1988	Sep. 2014	27 - 30 yrs.
Kailua-Kona, HI	3,500	2,263	2,704	—	17	4	2,263	2,704	21	4,988	223	2004	Oct. 2014	32 yrs.
Pompano Beach, FL	2,987	700	3,436	—	463	2	700	3,855	46	4,601	348	1992	Oct. 2014	28 yrs.
Jensen Beach, FL	5,515	1,596	5,963	—	30	—	1,596	5,966	27	7,589	404	1989	Nov. 2014	37 yrs.
Dickinson, TX	6,401	1,680	7,165	—	99	2	1,680	7,217	49	8,946	515	2001	Dec. 2014	35 yrs.
Humble, TX	5,011	341	6,582	—	11	3	341	6,582	14	6,937	389	2009	Dec. 2014	39 yrs.

CPA®:18 – Global 2016 10-K – 119

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Temecula, CA	6,465	449	8,574	—	1	(6)	449	8,565	4	9,018	514	2006	Dec. 2014	37 yrs.
Cumming, GA	2,831	300	3,531	—	21	—	300	3,552	—	3,852	317	1994	Dec. 2014	27 yrs.
Naples, FL	10,598	3,073	10,677	—	1,207	19	3,073	11,788	115	14,976	901	1974	Jan. 2015	31 yrs.
Valrico, FL	5,943	695	7,558	—	2	—	695	7,558	2	8,255	394	2009	Jan. 2015	40 yrs.
Tallahassee, FL	4,866	1,796	4,782	—	80	2	1,796	4,833	31	6,660	305	1999	Feb. 2015	24 yrs.
Sebastian, FL	1,896	474	2,031	—	50	—	474	2,069	12	2,555	235	1986	Feb. 2015	20 yrs.
Lady Lake, FL	3,901	522	4,809	—	137	—	522	4,946	—	5,468	257	2010	Feb. 2015	40 yrs.
Panama City Beach, FL	2,591	706	2,864	—	15	5	706	2,864	20	3,590	188	1997	Mar. 2015	36 yrs.
Hesperia, CA	3,718	779	5,504	—	51	—	779	5,517	38	6,334	456	2004	Apr. 2015	27 yrs.
Hesperia, CA	399	335	1,999	—	22	—	335	2,019	2	2,356	171	2007	Apr. 2015	28 yrs.
Hesperia, CA	2,071	384	3,042	—	55	—	384	3,071	26	3,481	332	1985	Apr. 2015	20 yrs.
Highland, CA	2,570	1,056	3,366	—	11	—	1,056	3,377	—	4,433	208	2003	Apr. 2015	36 yrs.
Lancaster, CA	1,996	217	4,355	—	48	—	217	4,375	28	4,620	285	1989	Apr. 2015	31 yrs.
Rialto, CA	2,371	1,905	3,642	—	17	—	1,905	3,649	10	5,564	256	2007	Apr. 2015	30 yrs.
Thousand Palms, CA	3,244	1,115	5,802	—	83	2	1,115	5,863	24	7,002	406	2007	Apr. 2015	31 yrs.
Louisville, KY	6,572	2,973	6,056	—	94	—	2,973	6,095	55	9,123	422	1998	Apr. 2015	32 yrs.
Lilburn, GA	2,321	1,499	1,658	—	76	—	1,499	1,701	33	3,233	233	1998	Apr. 2015	18 yrs.
Stockbridge GA	1,611	170	1,997	—	164	—	170	2,137	24	2,331	174	2003	Apr. 2015	34 yrs.
Crystal Lake, IL	2,618	811	2,723	—	5	—	811	2,728	—	3,539	233	1977	May 2015	24 yrs.
Las Vegas, NV	6,337	450	8,382	—	45	—	450	8,423	4	8,877	395	1996	May 2015	38 yrs.
Panama City Beach, FL	6,101	347	8,233	5	2	1	347	8,233	8	8,588	349	2008	May 2015	40 yrs.
Sarasota, FL	5,128	835	6,193	—	34	—	835	6,220	7	7,062	280	2003	Jun. 2015	40 yrs.
Sarasota, FL	3,748	465	4,576	—	66	—	465	4,627	15	5,107	202	2001	Jun. 2015	39 yrs.
St. Peters, MO	2,286	199	2,888	—	35	—	199	2,921	2	3,122	143	1991	Jun. 2015	35 yrs.
Leesburg, FL	2,372	731	2,480	—	37	—	731	2,508	9	3,248	194	1988	Jul. 2015	23 yrs.
Palm Bay, FL	7,046	2,179	7,367	—	17	—	2,179	7,376	8	9,563	397	2000	Jul. 2015	34 yrs.
Houston, TX	4,565	1,067	4,965	—	426	—	1,067	5,390	1	6,458	330	1971	Aug. 2015	27 yrs.
Ithaca, NY	2,251	454	2,211	—	9	—	454	2,220	—	2,674	131	1988	Sep. 2015	26 yrs.
Las Vegas, NV	2,325	783	2,417	—	43	—	783	2,458	2	3,243	244	1984	Sep. 2015	14 yrs.
Las Vegas, NV	2,196	664	2,762	1	306	—	664	3,035	34	3,733	230	1987	Sep. 2015	17 yrs.
Hudson, FL	3,207	364	4,188	—	—	—	364	4,188	—	4,552	152	2008	Sep. 2015	40 yrs.

CPA®:18 – Global 2016 10-K – 120

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Kissimmee, FL	5,527	407	8,027	—	13	—	407	8,040	—	8,447	257	2015	Oct. 2015	40 yrs.
El Paso, TX	3,677	1,275	3,339	—	6	—	1,275	3,339	6	4,620	136	1983	Oct. 2015	35 yrs.
El Paso, TX	2,524	921	2,764	—	1	—	921	2,764	1	3,686	121	1980	Oct. 2015	35 yrs.
El Paso, TX	3,585	594	4,154	—	—	—	594	4,154	—	4,748	161	1980	Oct. 2015	35 yrs.
El Paso, TX	3,602	594	3,868	—	—	—	594	3,868	—	4,462	159	1986	Oct. 2015	35 yrs.
El Paso, TX	1,418	337	2,024	—	—	—	337	2,024	—	2,361	80	1985	Oct. 2015	35 yrs.
El Paso, TX	3,691	782	3,825	—	—	—	782	3,825	—	4,607	193	1980	Oct. 2015	35 yrs.
Fernandina Beach, FL	7,198	1,785	7,133	—	7	—	1,785	7,133	7	8,925	276	1986	Oct. 2015	25 yrs.
Kissimmee, FL	3,412	1,371	3,020	3	33	—	1,371	3,035	21	4,427	177	1981	Oct. 2015	24 yrs.
Houston, TX	2,734	817	3,438	—	14	—	817	3,442	10	4,269	156	1998	Oct. 2015	30 yrs.
Houston, TX	2,932	708	3,778	—	45	—	708	3,823	—	4,531	174	2001	Nov. 2015	30 yrs.
Greensboro, NC	4,021	716	4,108	—	641	—	716	4,745	4	5,465	243	1953	Dec. 2015	20 yrs.
Portland, OR	6,325	897	8,831	—	53	—	897	8,874	10	9,781	241	2000	Dec. 2015	40 yrs.
Kissimmee, FL	4,033	1,094	4,298	—	7	—	1,094	4,299	6	5,399	164	2000	Jan. 2016	32 yrs.
Avondale, LA	3,402	808	4,245	—	(12)	—	808	4,233	—	5,041	123	2008	Jan. 2016	40 yrs.
Gilroy, California	6,069	2,704	7,451	—	24	—	2,704	7,475	—	10,179	245	1999	Feb. 2016	35 yrs.
Washington, D.C.	7,300	3,185	8,177	—	(9)	—	3,185	8,168	—	11,353	177	1962	Apr. 2016	34 yrs.
Milford, MA	5,720	751	6,290	—	—	—	751	6,290	—	7,041	145	2003	Apr. 2016	37 yrs.
Millsboro, DE	3,524	807	5,152	—	—	—	807	5,152	—	5,959	123	2001	Apr. 2016	35 yrs.
New Castle, DE	4,912	994	5,673	—	8	—	994	5,681	—	6,675	114	2005	Apr. 2016	38 yrs.
Rehoboth, DE	8,739	1,229	9,945	—	6	—	1,229	9,951	—	11,180	222	1999	Apr. 2016	38 yrs.
Chicago, IL	1,974	796	2,112	—	2	—	795	2,113	2	2,910	8	1990	Nov. 2016	25 yrs.
	$394,833	$104,076	$458,896	$3,761	$40,498	$(673)	$105,631	$493,220	$7,707	$606,558	$26,937
___________

(a)
Consists of the cost of improvements subsequent to purchase and acquisition costs, including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.

(b)
The increase (decrease) in net investment was primarily due to (i) changes in foreign currency exchange rates and (ii) the amortization of unearned income from net investments in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received.

(c)	A reconciliation of real estate and accumulated depreciation follows:

CPA®:18 – Global 2016 10-K – 121

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$986,574	$743,735	$150,424
Reclassification from real estate under construction	14,775	17,188	18,502
Foreign currency translation adjustment	(12,392)	(67,273)	(44,990)
Improvements	1,853	2,327	1,551
Additions	—	291,431	618,248
Dispositions	—	(834)	—
Ending balance	$990,810	$986,574	$743,735

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$31,467	$10,875	$824
Depreciation expense	25,483	21,617	10,543
Foreign currency translation adjustment	(970)	(1,025)	(492)
Ending balance	$55,980	$31,467	$10,875

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$490,852	$133,596	$—
Additions	65,711	351,364	133,596
Reclassification from real estate under construction	44,724	—	—
Improvements	6,029	5,892	—
Foreign currency translation adjustment	(758)	—	—
Ending balance	$606,558	$490,852	$133,596

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$10,727	$939	$—
Depreciation expense	16,210	9,788	939
Ending balance	$26,937	$10,727	$939

At December 31, 2016, the aggregate cost of real estate we and our consolidated subsidiaries own for federal income tax purposes was $2.0 billion.

CPA®:18 – Global 2016 10-K – 122

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2016
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Financing agreement — Cipriani	10.0%	Jul. 2024	$29,950	$28,000
Financing agreement — Mills Fleet (a)	10.5%	Oct. 2018	$38,500	38,500
__________

(a)	Interest rate is based on the one-month LIBOR plus 10% on the date of acquisition (Note 5).

CPA®:18 – Global 2016 10-K – 123

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2016	2015	2014
Balance	$28,000	$28,000	$—
Additions (a)	38,500	—	28,000
Ending balance	$66,500	$28,000	$28,000

__________

(a)	Amount for 2016 represents a mezzanine loan acquisition (Note 5).

CPA®:18 – Global 2016 10-K – 124

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2016 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

CPA®:18 – Global 2016 10-K – 125

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

CPA®:18 – Global 2016 10-K – 126

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-A filed on June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3D filed on May 4, 2015

10.1	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on June 20, 2013

10.2	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey’s Annual Report on Form 10-K filed on March 2, 2015

10.3	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA®:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed on March 27, 2015

10.4	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 15, 2015

10.5	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-11 (No. 333-185111) filed on November 21, 2012

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

CPA®:18 – Global 2016 10-K – 127

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith

CPA®:18 – Global 2016 10-K – 128

Item 16. Form 10-K Summary.

None.

CPA®:18 – Global 2016 10-K – 129

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated

Date:	March 13, 2017	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. DeCesaris	Chief Executive Officer	March 13, 2017
Mark J. DeCesaris	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	March 13, 2017
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Kristin Sabia	Chief Accounting Officer	March 13, 2017
Kristin Sabia	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	March 13, 2017
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 13, 2017
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 13, 2017
Richard J. Pinola

/s/ James D. Price	Director	March 13, 2017
James D. Price

CPA®:18 – Global 2016 10-K – 130

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-A filed on June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3D filed on May 4, 2015

10.1	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on June 20, 2013

10.2	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey’s Annual Report on Form 10-K filed on March 2, 2015

10.3	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA®:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed on March 27, 2015

10.4	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 15, 2015

10.5	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-11 (No. 333-185111) filed on November 21, 2012

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

Exhibit No.	Description	Method of Filing

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith