Form 10-Q
period 2017-03-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2017-05-11
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Registrant has 109,753,546 shares of Class A common stock, $0.001 par value, and 31,100,527 shares of Class C common stock, $0.001 par value, outstanding at May 5, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 14, 2017, or the 2016 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA®:18 – Global 3/31/2017 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Investments in real estate:
Real estate, at cost	$1,003,601	$990,810
Operating real estate, at cost	609,884	606,558
Accumulated depreciation	(93,996)	(82,917)
Net investments in properties	1,519,489	1,514,451
Real estate under construction	209,795	182,612
Notes receivable	66,500	66,500
Net investments in direct financing leases	39,147	49,596
Net investments in real estate	1,834,931	1,813,159
Equity investment in real estate	20,651	14,694
Cash and cash equivalents	61,510	72,028
In-place lease intangible assets, net	172,026	177,438
Other intangible assets, net	29,056	29,056
Goodwill	23,713	23,526
Other assets, net	77,393	79,545
Total assets	$2,219,280	$2,209,446
Liabilities and Equity
Liabilities:
Non-recourse debt, net	$1,041,583	$1,019,158
Bonds payable, net	139,376	138,253
Accounts payable, accrued expenses and other liabilities	65,300	69,006
Due to affiliate	50,603	53,711
Deferred income taxes	42,813	42,419
Distributions payable	21,214	20,995
Total liabilities	1,360,889	1,343,542
Commitments and contingencies (Note 10)
Equity:
CPA®:18 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 108,573,552 and 107,460,081 shares, respectively, issued and outstanding	108	107
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 30,756,572 and 30,469,144 shares, respectively, issued and outstanding	30	30
Additional paid-in capital	1,233,240	1,222,139
Distributions and accumulated losses	(381,267)	(360,673)
Accumulated other comprehensive loss	(58,535)	(61,704)
Total CPA®:18 – Global stockholders’ equity	793,576	799,899
Noncontrolling interests	64,815	66,005
Total equity	858,391	865,904
Total liabilities and equity	$2,219,280	$2,209,446

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 3/31/2017 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Lease revenues:
Rental income	$23,360	$23,293
Interest income from direct financing leases	974	1,171
Total lease revenues	24,334	24,464
Other real estate income	19,380	15,637
Other operating income	3,017	2,987
Other interest income	1,749	710
	48,480	43,798
Operating Expenses
Depreciation and amortization	18,952	20,503
Other real estate expenses	8,033	6,790
Property expenses	8,209	6,259
General and administrative	1,729	2,036
Acquisition and other expenses	53	1,895
	36,976	37,483
Other Income and Expenses
Interest expense	(11,452)	(10,360)
Other income and (expenses)	2,662	3,985
Equity in losses of equity method investment in real estate	(99)	—
	(8,889)	(6,375)
Income (loss) before income taxes and loss on sale of real estate	2,615	(60)
Provision for income taxes	(70)	(333)
Income (loss) before loss on sale of real estate	2,545	(393)
Loss on sale of real estate, net of tax	—	(63)
Net Income (Loss)	2,545	(456)
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,675 and $1,277, respectively)	(1,925)	(1,741)
Net Income (Loss) Attributable to CPA®:18 – Global	$620	$(2,197)
Class A Common Stock
Net income (loss) attributable to CPA®:18 – Global	$579	$(1,606)
Basic and diluted weighted-average shares outstanding	108,457,137	103,972,011
Basic and diluted income (loss) per share	$0.01	$(0.02)
Distributions Declared Per Share	$0.1563	$0.1563

Class C Common Stock
Net income (loss) attributable to CPA®:18 – Global	$41	$(591)
Basic and diluted weighted-average shares outstanding	30,764,145	29,757,726
Basic and diluted income (loss) per share	$—	$(0.02)
Distributions Declared Per Share	$0.1380	$0.1337

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 3/31/2017 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net Income (Loss)	$2,545	$(456)
Other Comprehensive Income
Foreign currency translation adjustments	4,155	16,564
Change in net unrealized loss on derivative instruments	(457)	(3,845)
	3,698	12,719
Comprehensive Income	6,243	12,263

Amounts Attributable to Noncontrolling Interests
Net income	(1,925)	(1,741)
Foreign currency translation adjustments	(529)	(2,670)
Comprehensive income attributable to noncontrolling interests	(2,454)	(4,411)
Comprehensive Income Attributable to CPA®:18 – Global	$3,789	$7,852

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 3/31/2017 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2017 and 2016
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2017	107,460,081	$107	30,469,144	$30	$1,222,139	$(360,673)	$(61,704)	$799,899	$66,005	$865,904
Shares issued, net of offering costs	1,063,682	1	343,249	—	11,135			11,136		11,136
Shares issued to affiliate	338,062	—			2,670			2,670		2,670
Contributions from noncontrolling interests								—	840	840
Distributions to noncontrolling interests								—	(4,484)	(4,484)
Distributions declared ($0.1563 and $0.1380 per share to Class A and Class C, respectively)						(21,214)		(21,214)		(21,214)
Net income						620		620	1,925	2,545
Other comprehensive income:
Foreign currency translation adjustments							3,626	3,626	529	4,155
Change in net unrealized loss on derivative instruments							(457)	(457)		(457)
Repurchase of shares	(288,273)	—	(55,821)	—	(2,704)			(2,704)		(2,704)
Balance at March 31, 2017	108,573,552	$108	30,756,572	$30	$1,233,240	$(381,267)	$(58,535)	$793,576	$64,815	$858,391

Balance at January 1, 2016	103,214,083	$103	29,536,899	$30	$1,178,990	$(247,995)	$(50,316)	$880,812	$71,896	$952,708
Shares issued, net of offering costs	816,289	1	272,546	—	10,710			10,711		10,711
Shares issued to affiliate	282,339	—	—	—	2,401			2,401		2,401
Contributions from noncontrolling interests								—	18	18
Distributions to noncontrolling interests								—	(2,721)	(2,721)
Distributions declared ($0.1563 and $0.1337 per share to Class A and Class C, respectively)						(20,251)		(20,251)		(20,251)
Net loss						(2,197)		(2,197)	1,741	(456)
Other comprehensive income:
Foreign currency translation adjustments							13,894	13,894	2,670	16,564
Change in net unrealized loss on derivative instruments							(3,845)	(3,845)		(3,845)
Repurchase of shares	(115,466)	—	(150,833)	—	(2,205)			(2,205)		(2,205)
Balance at March 31, 2016	104,197,245	$104	29,658,612	$30	$1,189,896	$(270,443)	$(40,267)	$879,320	$73,604	$952,924

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 3/31/2017 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$19,329	$18,556
Cash Flows — Investing Activities
Funding and advances for build-to-suit projects	(16,765)	(24,764)
Acquisitions of real estate and direct financing leases, net of cash acquired	(9,995)	(26,072)
Capital contributions to equity investment	(5,591)	(57)
Change in investing restricted cash	4,540	79
Payment of deferred acquisition fees to an affiliate	(1,565)	(2,016)
Value added taxes paid in connection with acquisition of real estate	(1,185)	(1,822)
Capital expenditures on real estate	(1,067)	(1,461)
Value added taxes refunded in connection with acquisition of real estate	1,033	579
Distributions received from equity investments in excess of earnings	—	2,168
Proceeds from sale of real estate	—	40
Net Cash Used in Investing Activities	(30,595)	(53,326)
Cash Flows — Financing Activities
Distributions paid	(20,995)	(20,078)
Proceeds from mortgage financing	19,846	63,000
Proceeds from issuance of shares, net of issuance costs	10,578	10,042
Distributions to noncontrolling interests	(4,484)	(2,721)
Repurchase of shares	(2,704)	(2,205)
Scheduled payments and prepayments of mortgage principal	(1,520)	(733)
Payment of deferred financing costs and mortgage deposits	(264)	(155)
Change in financing restricted cash	(194)	4,179
Contributions from noncontrolling interests	62	18
Net Cash Provided by Financing Activities	325	51,347
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	423	1,397
Net (decrease) increase in cash and cash equivalents	(10,518)	17,974
Cash and cash equivalents, beginning of period	72,028	117,453
Cash and cash equivalents, end of period	$61,510	$135,427

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 3/31/2017 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA®:18 Limited Partnership, or the Operating Partnership, and at March 31, 2017 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At March 31, 2017, our portfolio was comprised of full or partial ownership interests in 59 properties, the majority of which were fully-occupied and triple-net leased to 103 tenants totaling 9.7 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 69 self-storage properties and nine multi-family properties totaling 6.7 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Multi Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi Family segment is comprised of our investments in multi-family residential properties and student-housing developments. In addition, we have an All Other category that includes our notes receivable investments (Note 12). Our reportable business segments and All Other category are the same as our reporting units.

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through March 31, 2017, $91.6 million and $23.7 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan, or DRIP.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, which are included in the 2016 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

CPA®:18 – Global 3/31/2017 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

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

At March 31, 2017, we considered 14 entities VIEs, 13 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2017	December 31, 2016
Net investments in properties	$403,936	$394,920
Real estate under construction	186,470	162,371
Net investments in direct financing leases	—	10,516
Cash and cash equivalents	10,749	15,260
In-place lease intangible assets, net	66,941	66,209
Other intangible assets, net	21,106	20,966
Other assets, net	39,637	41,975
Total assets	$728,839	$712,217

Non-recourse debt, net	$246,286	$235,425
Bonds payable, net	57,924	57,615
Deferred income taxes	20,663	20,437
Accounts payable, accrued expenses and other liabilities	22,649	30,946
Total liabilities	$347,522	$344,423

At both March 31, 2017 and December 31, 2016, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of March 31, 2017 and December 31, 2016, the net carrying amount of our equity investment was $20.7 million and $14.7 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

CPA®:18 – Global 3/31/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

At times, the carrying value of our equity investment may fall below zero for certain investments. We intend to fund our share of the jointly owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund the operating deficits. At March 31, 2017, our sole equity investment did not have a carrying value below zero.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. We will adopt this guidance for our annual and interim periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We have not decided which method of adoption we will use. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements, and will adopt the standard for the fiscal year beginning January 1, 2018.

CPA®:18 – Global 3/31/2017 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted ASU 2016-17 as of January 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements, and will adopt the standard for the fiscal year beginning January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt ASU 2017-01 on January 1, 2017 on a prospective basis. While our acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by us likely would have been considered asset acquisitions under the new standard. As a result, transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

CPA®:18 – Global 3/31/2017 10-Q – 10

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended March 31,
	2017	2016
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,709	$2,409
Available Cash Distributions	1,675	1,277
Personnel and overhead reimbursements	782	869
Interest expense on deferred acquisition fees and accretion of interest on annual distribution and shareholder servicing fee	301	240
Director compensation	53	53
Acquisition expenses	—	1,162
	$5,520	$6,010

Acquisition Fees Capitalized
Current acquisition fees	$1,393	$1,369
Deferred acquisition fees	1,114	1,095
Personnel and overhead reimbursements	182	175
	$2,689	$2,639

The following table presents a summary of amounts included in Due to affiliate in the consolidated financial statements (in thousands):

	March 31, 2017	December 31, 2016
Due to Affiliate
Loan from WPC, including interest	$27,707	$27,580
Deferred acquisition fees, including interest	11,425	15,305
Shareholder servicing fee liability	6,987	7,422
Accounts payable and other	2,614	2,454
Current acquisition fees	965	84
Asset management fees payable	905	866
	$50,603	$53,711

Loans from WPC

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

CPA®:18 – Global 3/31/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

On October 31, 2016, we borrowed $27.5 million from WPC to partially finance a new investment, and that amount remained outstanding at both March 31, 2017 and December 31, 2016. The annual interest rate equaled London Interbank Offered Rate, or LIBOR, as of the loan date plus 1.1% through February 22, 2017. After that date, the annual interest rate equals LIBOR plus 1.0%, reflecting the lower rate available under WPC’s amended senior credit facility. The scheduled maturity date of the loan is October 31, 2017.

We did not borrow any funds from WPC during the three months ended March 31, 2017.

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, per Class A share which was $7.90 as of December 31, 2016. For the three months ended March 31, 2017, our Advisor received its asset management fees in shares of our Class A common stock. At March 31, 2017, our Advisor owned 2,567,259 shares, or 1.8%, of our Class A common stock outstanding. Asset management fees are included in Property expenses in the consolidated financial statements.

Annual Distribution and Shareholder Servicing Fee

Carey Financial LLC, or Carey Financial, the broker-dealer subsidiary of our Advisor, receives an annual distribution and shareholder servicing fee in connection with our Class C common stock, which it may re-allow to selected dealers. The amount of the annual distribution and shareholder servicing fee is 1.0% of the most recently published NAV of our Class C common stock. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the annual distribution and shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, reaches 10.0% of the gross proceeds from our initial public offering, which it has not yet reached. At March 31, 2017 and December 31, 2016, we recorded a liability of $7.0 million and $7.4 million, respectively, within Due to affiliate in the consolidated financial statements to reflect the present value of the estimated future payments that we expect to pay Carey Financial.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended March 31, 2017 and December 31, 2016. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

In addition, pursuant to the advisory agreement, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, including Corporate Property Associates 17 – Global, or CPA®:17 – Global; Carey Watermark Investors Incorporated, or CWI 1; Carey Watermark Investors 2 Incorporated, or CWI 2; Carey Credit Income Fund, or CCIF; and Carey European Housing Fund I L.P., or CESH I; which are collectively referred to as the Managed Programs. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues and those of WPC and other entities managed by WPC and its affiliates.

CPA®:18 – Global 3/31/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. Under the advisory agreement currently in place, the amount of applicable personnel costs allocated to us was capped at 2.2% for 2016 of pro rata lease revenues for the year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for the year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

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

Jointly Owned Investments and Other Transactions with our Affiliates

At March 31, 2017, we owned interests ranging from 50% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate all of these joint ventures with exception to our sole equity investment (Note 4), which we account for under the equity method of accounting. Additionally, no other parties hold any rights that overcome our control. We account for the minority share of these investments as noncontrolling interests.

Note 4. Net Investments in Properties, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Land	$174,815	$173,184
Buildings and improvements	828,787	817,626
Less: Accumulated depreciation	(62,612)	(55,980)
	$940,990	$934,830

The carrying value of our Real estate increased by $6.4 million from December 31, 2016 to March 31, 2017, due to the weakening of the U.S. dollar relative to foreign currencies (primarily the euro) during the period.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $6.3 million and $6.4 million for the three months ended March 31, 2017 and 2016, respectively.

CPA®:18 – Global 3/31/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Acquisition of Real Estate During 2017

On March 14, 2017, we acquired a 90% controlling interest in a warehouse facility in Iowa City, Iowa, which was deemed to be an asset acquisition, at a total cost of $8.2 million, including net lease intangibles of $1.6 million (Note 6) and acquisition-related costs of $0.4 million that were capitalized. The seller retained a 10% interest in the property, which is the equivalent of $0.8 million of the purchase price.

Operating Real Estate

Operating real estate, which consists of our self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Land	$105,735	$105,631
Buildings and improvements	504,148	500,927
Less: Accumulated depreciation	(31,384)	(26,937)
	$578,499	$579,621

Depreciation expense, including the effect of foreign currency translation, on our operating real estate was $4.4 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Three Months Ended March 31, 2017
Beginning balance	$182,612
Capitalized funds	25,026
Foreign currency translation adjustments	2,215
Placed into service	(1,602)
Capitalized interest	1,544
Ending balance	$209,795

Capitalized Funds

During the three months ended March 31, 2017, construction commenced on one of our previously acquired build-to-suit investments (Note 5). The net investment of $10.7 million was reclassified to Real estate under construction from Net investments in direct financing leases during the three months ended March 31, 2017.

Ghana — On February 19, 2016, we invested in a build-to-suit joint venture with a third party for a university complex development site located in Accra, Ghana. As of March 31, 2017, total capitalized funds related to this investment were $29.4 million, inclusive of accrued construction costs of $3.1 million.

On the same date, the joint venture obtained third-party financing in an amount up to $41.0 million from the Overseas Private Investment Corporation (“OPIC”), a financial institution of the U.S. Government, with an estimated interest rate based on the U.S. Treasury rate plus 300 basis points. Funding of this loan is subject to the tenant obtaining a letter of credit, which to date has not occurred. Because the tenant has not yet obtained the required letter of credit, it is in default under its concession agreement with us, and we are currently unable to estimate when this project will be completed, if at all. As a result, as of March 31, 2017, we had no amount outstanding under this financing arrangement. If the project is completed, our total investment is expected to be approximately $65.7 million.

CPA®:18 – Global 3/31/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

We have evaluated this investment for impairment and probability-weighted different possible scenarios in estimating future undiscounted cash flows, including payment from the tenant or through the insurance policy that we have with regard to the completion of this project. Because we believe there is a high probability that we will recover the full amount we have invested, we have not recorded any impairment charge in connection with this investment as of March 31, 2017. We will continue to monitor the investment for impairment.

During the three months ended March 31, 2017, total capitalized funds primarily related to our build-to-suit projects, which were comprised primarily of initial funding of $1.3 million and construction draws of $13.0 million. Capitalized funds include accrued costs of $4.7 million, which are a non-cash investing activity.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, which totaled $1.5 million during the three months ended March 31, 2017 and is a non-cash investing activity.

Placed into Service

During the three months ended March 31, 2017, we placed into service a partially completed student housing development totaling $1.6 million, which is a non-cash investing activity.

Ending Balance

At March 31, 2017, we had six open build-to-suit projects and one open build-to-suit expansion project with aggregate unfunded commitments of approximately $150.9 million.

Equity Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of four self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. Our ownership interest in the joint venture is 90%; the joint-venture partner is funding its equity interest with the distributions they are eligible to receive upon the properties being placed into service. As of March 31, 2017, the joint-venture partner has not funded their 10% equity interest. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

On January 26, 2017, the joint venture purchased a vacant parcel of land in Toronto, Ontario for $5.1 million, which is based on the exchange rate of the Canadian dollar at the date of acquisition. This parcel of land will be the site of our fourth self-storage development in Canada as a part of this joint venture.

During the three months ended March 31, 2017, we commenced operations in one Canadian self-storage facility upon the completion of a distinct phase of the overall development, and as a result, $9.3 million of the total project was placed into service. Two of the three original phases remain in the development phase. During the three months ended March 31, 2017, we incurred losses of less than $0.1 million relating to this project, which is included in Equity in losses of equity method investment in real estate on our consolidated financial statements.

At March 31, 2017 and December 31, 2016, our total equity investment balance for these properties was $20.7 million and $14.7 million, respectively, and the joint venture had total third-party recourse debt of $15.8 million and $13.8 million, respectively. At March 31, 2017, the unfunded commitments for the build-to-suit projects totaled approximately $28.1 million and was related to our equity investment.

CPA®:18 – Global 3/31/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Notes receivable and our Net investments in direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

Notes Receivable

Our Notes receivable consist of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York and a $38.5 million mezzanine loan collateralized by 27 retail stores in Minnesota, Wisconsin and Iowa, leased to Mills Fleet Farm Group LLC. We receive interest-only payments on each of these loans through maturity in July 2024 and October 2018, respectively. As a result, the balance for the receivables at March 31, 2017 was $28.0 million and $38.5 million, respectively.

Net Investments in Direct Financing Leases

Interest income from direct financing leases was $1.0 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

In 2015, we invested in a joint venture with a third party for an office building located in Cardiff, United Kingdom. The investment was expected to be redeveloped upon the existing tenant vacating the building, which occurred on January 31, 2017. Upon lease termination, construction commenced, and the net investment of $10.7 million was reclassified to Real estate under construction during the three months ended March 31, 2017 (Note 4).

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both March 31, 2017 and December 31, 2016, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the three months ended March 31, 2017. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the first quarter of 2017.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
1	—	1	$—	$10,516
2	1	1	9,174	9,154
3	2	2	29,689	29,679
4	3	3	66,784	66,747
5	—	—	—	—
	0		$105,647	$116,096

Note 6. Intangible Assets and Liabilities

In connection with our investment activity (Note 4) during the three months ended March 31, 2017, we recorded In-place lease intangibles of $1.6 million that are being amortized over 14.4 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Below-market ground lease intangibles and above-market rent intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CPA®:18 – Global 3/31/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Goodwill is included in the consolidated financial statements. The following table presents a reconciliation of our goodwill, which is included in our Net Lease reporting unit (in thousands):

Three Months Ended March 31, 2017
Balance at January 1, 2017	$23,526
Foreign currency translation	187
Balance at March 31, 2017	$23,713

Intangible assets and liabilities are summarized as follows (in thousands):

		March 31, 2017			December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	1 - 23	$263,487	$(91,461)	$172,026	$260,469	$(83,031)	$177,438
Below-market ground lease	15 - 99	20,521	(813)	19,708	20,236	(706)	19,530
Above-market rent	2 - 30	11,949	(2,601)	9,348	11,846	(2,320)	9,526
		295,957	(94,875)	201,082	292,551	(86,057)	206,494
Indefinite-Lived Intangible Assets
Goodwill		23,713	—	23,713	23,526	—	23,526
Total intangible assets		$319,670	$(94,875)	$224,795	$316,077	$(86,057)	$230,020

Finite-lived Intangible Liabilities
Below-market rent	1 - 30	$(15,275)	$3,545	$(11,730)	(15,192)	3,234	$(11,958)
Above-market ground lease	81	(102)	3	(99)	(101)	3	(98)
Total intangible liabilities		$(15,377)	$3,548	$(11,829)	$(15,293)	$3,237	$(12,056)

Net amortization of intangibles, including the effect of foreign currency translation, was $8.1 million and $10.1 million for the three months ended March 31, 2017 and 2016, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease intangibles is included in Depreciation and amortization expense in the consolidated financial statements.

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

CPA®:18 – Global 3/31/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

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

Rent Guarantees — Our rent guarantees, which are included in Other assets, net in the consolidated financial statements, are related to three of our international investments. These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At March 31, 2017 and December 31, 2016, our rent guarantees had a fair value of $0.3 million and $0.5 million, respectively. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% and a growth rate that ranged from 1% to 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. During the three months ended March 31, 2017, we recognized $0.1 million of mark-to-market gains related to these rent guarantees within Other income and (expenses) on our consolidated financial statements.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2017 and 2016. Gains and losses (realized and unrealized) included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a) (b)	3	$1,180,959	$1,205,796	$1,157,411	$1,177,409
Notes receivable (c)	3	66,500	68,450	66,500	68,450
___________

(a)
At March 31, 2017 and December 31, 2016, the carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $7.9 million and $7.6 million, respectively. At both March 31, 2017 and December 31, 2016, the carrying value of Bonds payable, net includes unamortized deferred financing costs of $0.9 million (Note 9).

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2017 and December 31, 2016.

CPA®:18 – Global 3/31/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in its fair value and/or the net settlement of the derivative is reported in Other comprehensive income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2017 and December 31, 2016, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Foreign currency forward contracts	Other assets, net	$5,012	$5,502	$—	$—
Foreign currency collars	Other assets, net	1,130	1,284
Interest rate swaps	Other assets, net	470	393
Interest rate caps	Other assets, net	—	1	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,029)	(1,151)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(122)	(33)
Total		$6,612	$7,180	$(1,151)	$(1,184)

CPA®:18 – Global 3/31/2017 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Foreign currency forward contracts	$(471)	$(1,269)
Interest rate swaps	247	(1,481)
Foreign currency collars	(235)	(1,083)
Interest rate caps	2	(12)
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency forward contracts	(19)	(201)
Foreign currency collars	(10)	(15)
Total	$(486)	$(4,061)
___________

(a)	The effective portion of the changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income.

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2017	2016
Foreign currency forward contracts	Other income and (expenses)	$356	$332
Interest rate swaps	Interest expense	(211)	(212)
Foreign currency collars	Other income and (expenses)	92	40
Interest rate caps	Interest expense	(5)	—
Total		$232	$160

Amounts reported in Other comprehensive income related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At March 31, 2017, we estimated that an additional $0.6 million and $1.8 million will be reclassified as Interest expense and other income and (expenses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2017	2016
Interest rate swaps	Interest expense	$(48)	$—
Foreign currency collars	Other income and (expenses)	(20)	(13)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	3	—
Foreign currency collars	Other income and (expenses)	1	—
Total		$(64)	$(13)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

CPA®:18 – Global 3/31/2017 10-Q – 20

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at March 31, 2017 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2017 (a)
Interest rate swaps	8	61,631	USD	$(513)
Interest rate swap	1	10,627	EUR	(46)
Interest rate caps	2	22,000	USD	—
				$(559)
___________

(a)	Fair value amount is based on the exchange rate of the euro at March 31, 2017, as applicable.

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

CPA®:18 – Global 3/31/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2017 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2017
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	29	11,175	EUR	$3,398
Foreign currency forward contracts	23	36,473	NOK	1,259
Foreign currency collars	53	33,629	EUR	712
Foreign currency collars	22	52,270	NOK	325
Designated as Net Investment Hedging Instruments
Foreign currency collars	5	35,240	NOK	218
Foreign currency forward contracts	3	5,773	NOK	108
				$6,020

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2017. At March 31, 2017, our total credit exposure was $6.4 million and the maximum exposure to any single counterparty was $3.8 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.2 million at both March 31, 2017 and December 31, 2016, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at both March 31, 2017 or December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.3 million.

Note 9. Non-Recourse Debt and Bonds Payable

At March 31, 2017, our debt bore interest at fixed annual rates ranging from 1.6% to 5.8% and variable contractual annual rates ranging from 1.6% to 5.1%, with maturity dates from 2017 to 2039.

Financing Activity During 2017

During the three months ended March 31, 2017, we obtained three non-recourse mortgage financings totaling $17.0 million, with a weighted-average annual interest rate of 5.1% and term to maturity of 5.9 years, respectively. In addition, we refinanced one non-recourse mortgage loan for $11.3 million, with an annual interest rate of 1.6%, term to maturity of 5.0 years, and for the same principal amount. We had an additional draw down of $3.0 million (based on the exchange rate of the euro at the date of the draw down) on our senior construction-to-term mortgage loan related to the development of an office building located in Eindhoven, the Netherlands. The loan bears an interest rate of Euro Interbank Offered Rate, or EURIBOR, plus 2.5% for each draw down unless EURIBOR is below zero, in which case the margin of 2.5% plus the liquidity spread of 0.7% for a total interest rate of 3.2% will be applied. Upon the completion of the development project, this loan will be converted to a seven-year term loan, at which time it will bear a fixed interest rate of 1.8%.

CPA®:18 – Global 3/31/2017 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$7,925
2018	28,276
2019	6,634
2020	112,085
2021	162,927
Thereafter through 2039	870,998
1,188,845
Deferred financing costs	(8,844)
Unamortized premium, net	958
Total	$1,180,959

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2017.

The carrying value of our Non-recourse debt, net and Bonds payable, net increased by $4.5 million from December 31, 2016 to March 31, 2017, reflecting the impact of the weakening of the U.S. dollar relative to certain foreign currencies (primarily the euro) during the same period.

Note 10. Commitments and Contingencies

At March 31, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

Note 11. Net Income (Loss) Per Share and Equity

Basic and Diluted Income (Loss) Per Share

The following table presents net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Net Loss Per Share
Class A common stock	108,457,137	$579	$0.01	103,972,011	$(1,606)	$(0.02)
Class C common stock	30,764,145	41	—	29,757,726	(591)	(0.02)
Net income (loss) attributable to CPA®:18 – Global		$620			$(2,197)

The allocation of Net income (loss) attributable to CPA®:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For both the three months ended March 31, 2017 and 2016, the allocation for Class A common stock excludes $0.1 million of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability, which is only applicable to Class C common stock (Note 3).

CPA®:18 – Global 3/31/2017 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Distributions

Distributions are declared at the discretion of our board of directors and are not guaranteed. During the three months ended March 31, 2017, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1380 per share for our Class C common stock. Distributions in the aggregate amount of $21.2 million were paid on April 17, 2017 to stockholders of record on March 31, 2017.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2017
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,587	$(67,291)	$(61,704)
Other comprehensive income before reclassifications	(225)	4,155	3,930
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	216	—	216
Other income and (expenses)	(448)	—	(448)
Net current-period Other comprehensive income	(457)	4,155	3,698
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(529)	(529)
Ending balance	$5,130	$(63,665)	$(58,535)

	Three Months Ended March 31, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,360	$(55,676)	$(50,316)
Other comprehensive income before reclassifications	(3,685)	16,564	12,879
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	212	—	212
Other income and (expenses)	(372)	—	(372)
Net current-period Other comprehensive income	(3,845)	16,564	12,719
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(2,670)	(2,670)
Ending balance	$1,515	$(41,782)	$(40,267)

CPA®:18 – Global 3/31/2017 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Segment Reporting

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

	Three Months Ended March 31,
	2017	2016 (a)
Net Lease
Revenues (b)	$27,370	$27,462
Operating expenses	(16,035)	(15,284)
Interest expense	(6,993)	(7,317)
Other income and expenses, excluding interest expense	205	71
Benefit from (provision for) income taxes	66	(179)
Loss on sale of real estate, net of tax	—	(63)
Net income attributable to noncontrolling interests	(239)	(459)
Net income attributable to CPA®:18 – Global	$4,374	$4,231
Self Storage
Revenues	$13,194	$10,309
Operating expenses	(12,090)	(13,748)
Interest expense	(3,006)	(2,261)
Other income and expenses, excluding interest expense (c)	(99)	(8)
Provision for income taxes	(77)	(35)
Net loss attributable to CPA®:18 – Global	$(2,078)	$(5,743)
Multi Family
Revenues	$6,167	$5,316
Operating expenses	(4,326)	(3,917)
Interest expense	(1,152)	(1,208)
Other income and expenses, excluding interest expense	1	—
Provision for income taxes	(27)	(28)
Net loss attributable to noncontrolling interests	(11)	(5)
Net income attributable to CPA®:18 – Global	$652	$158
All Other
Revenues	$1,749	$711
Operating expenses	(9)	—
Net income attributable to CPA®:18 – Global	$1,740	$711
Corporate
Unallocated Corporate Overhead (d)	$(2,393)	$(277)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(1,675)	$(1,277)
Total Company
Revenues	$48,480	$43,798
Operating expenses	(36,976)	(37,483)
Interest expense	(11,452)	(10,360)
Other income and expenses, excluding interest expense	2,563	3,985
Provision for income taxes	(70)	(333)
Loss on sale of real estate, net of tax	—	(63)
Net income attributable to noncontrolling interests	(1,925)	(1,741)
Net income (loss) attributable to CPA®:18 – Global	$620	$(2,197)

CPA®:18 – Global 3/31/2017 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

	Total Long-Lived Assets (e)		Total Assets
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Net Lease	$1,173,105	$1,152,653	$1,474,880	$1,453,148
Self Storage	389,541	386,099	411,063	410,781
Multi Family	226,436	222,600	235,357	230,509
All Other	66,500	66,501	66,941	66,936
Corporate	—	—	31,039	48,072
Total Company	$1,855,582	$1,827,853	$2,219,280	$2,209,446
__________

(a)	Amounts for the three months ended March 31, 2016 are presented to conform to the three reportable business segment presentation for the current period.

(b)
During the three months ended March 31, 2017 and 2016, we recognized straight-line rent adjustments of $1.0 million and $1.1 million, respectively, which increased Lease revenues within our consolidated financial statements for each period.

(c)	Includes Equity in losses of equity method investment in real estate.

(d)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(e)	Includes Net investments in real estate and Equity investment in real estate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2016 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2016 Annual Report, we are a publicly owned, non-traded REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of real estate-related investments, which includes our self-storage and multi-family investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations and fundraising in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Management Changes

On March 28, 2017, we announced that Ms. Mallika Sinha was appointed as our chief financial officer, succeeding Ms. ToniAnn Sanzone, who resigned from that position, effective as of that same date. Ms. Sanzone remains the chief financial officer of WPC. Ms. Sinha served as the Company’s Executive Director – Corporate Finance from January 2016 to March 2017, having served as Senior Vice President – Corporate Finance from April 2013 to December 2015.

CPA®:18 – Global 3/31/2017 10-Q – 26

Net Asset Value

Our Advisor calculated our quarterly NAVs as of December 31, 2016 in accordance with our valuation policies and on March 20, 2017, we announced that our Advisor had determined that the quarterly NAV for both our Class A and Class C common stock was $7.90, unchanged from September 30, 2016. Our Advisor calculated our NAVs by relying in part on a prior appraisal of the fair market value of our real estate portfolio as of December 31, 2015, an updated appraisal of the fair market value of approximately an additional 25% of our real estate portfolio as of September 30, 2016, an updated appraisal of the fair market value of approximately 25% of our real estate portfolio as of December 31, 2016 and updated estimates of the fair market value of debt as of December 31, 2016, all provided by an independent third party, as described below. Our Advisor then updated the prior appraisal and the updated appraisals of our real estate portfolio and adjusted the resulting net equity of our real estate portfolio for certain items. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. The majority of our costs associated with development projects, which are not yet generating income, is included in Real estate under construction in our consolidated financial statements and was approximately $209.8 million as of March 31, 2017. For additional information on our calculation of our quarterly NAVs at December 31, 2016, please see our Current Report on Form 8-K dated March 20, 2017. Our Advisor currently intends to determine our NAVs as of March 31, 2017 during the second quarter of 2017.

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

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. At March 31, 2017, the accrual for the distribution and shareholder servicing fee was $7.0 million.

Acquisition and Financing Activity

During the three months ended March 31, 2017, we acquired one new investment for an aggregate amount of $8.2 million and purchased a vacant parcel of land for a self-storage development project as part of our joint venture with a third party for $5.1 million, which is based on the exchange rate of the Canadian dollar at the date of acquisition. During the three months ended March 31, 2017, we obtained mortgage financing totaling $17.0 million and refinanced a non-recourse mortgage loan totaling $11.3 million. In addition, we had an additional draw down of $3.0 million (based on the exchange rate of the euro at the date of the draw down) on our senior construction-to-term mortgage loan.

CPA®:18 – Global 3/31/2017 10-Q – 27

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

Portfolio Summary

	March 31, 2017	December 31, 2016
Number of net-leased properties (a)	59	59
Number of operating properties (b)	78	76
Number of tenants (a)	103	103
Total square footage (in thousands)	16,400	16,259
Occupancy — Single-tenant (c)	100.0%	100%
Occupancy — Multi-tenant (c)	97.0%	98.4%
Occupancy — Self-storage	91.5%	91.0%
Occupancy — Multi-family	94.9%	93.9%
Weighted-average lease term — Single-tenant properties (in years) (c)	10.7	10.8
Weighted-average lease term — Multi-tenant properties (in years) (c)	6.8	7.1
Number of countries	11	11
Total assets (in thousands)	$2,219,280	$2,209,446
Net investments in real estate (in thousands)	1,834,931	1,813,159

	Three Months Ended March 31,
(dollars in thousands, except exchange rate)	2017	2016
Acquisition volume — consolidated (d) (e)	$39,363	90,244
Acquisition volume — pro rata (c) (d) (e) (f)	56,182	90,244
Financing obtained — consolidated	31,330	63,000
Financing obtained — pro rata (c) (f)	32,380	63,000
Average U.S. dollar/euro exchange rate	1.0649	1.1026
Average U.S. dollar/Norwegian krone exchange rate	0.1185	0.1157
Average U.S. dollar/British pound sterling exchange rate	1.2381	1.4322
Change in the U.S. CPI (g)	1.0%	0.7%
Change in the Harmonized Index of Consumer Prices (g)	0.3%	(0.1)%
Change in the Norwegian CPI (g)	0.6%	1.6%
__________

(a)
Represents our single-tenant and multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum ABR for the property. See Terms and Definitions below for a description of ABR.

(b)	At March 31, 2017, our operating portfolio consisted of 69 self-storage properties and nine multi-family properties, all of which are managed by third parties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata metrics.

(d)
Includes consolidated investments and build-to-suit transactions including related budget amendments, which are reflected as the total commitment for the build-to-suit funding, and excludes investments in unconsolidated joint ventures.

(e)	Includes acquisition-related expenses, which were included in Acquisition expenses in the consolidated financial statements.

(f)	Includes investments in unconsolidated joint ventures, which include our equity investment in real estate (Note 4).

(g)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

CPA®:18 – Global 3/31/2017 10-Q – 28

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at March 31, 2017. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	$8,041	9%	$4,020	5%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	7,384	8%	3,692	5%
Konzum d.d. (a)	Retail	Grocery	Split, Zadar, Zagreb (3), Croatia	6,062	6%	4,849	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	5,646	6%	5,646	7%
Apply Sørco AS (a)	Office	Business Services	Stavanger, Norway	5,308	6%	2,707	3%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	4,675	5%	4,675	6%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,438	5%	4,438	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	3,954	4%	3,563	4%
Board of Regents, State of Iowa	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	3,843	4%	3,512	4%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,342	4%	3,342	4%
Total				$52,693	57%	$40,444	49%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:18 – Global 3/31/2017 10-Q – 29

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
Midwest	$22,571	24%	$22,239	27%
South	15,164	16%	11,472	14%
East	3,415	4%	3,415	4%
West	412	1%	412	1%
U.S. Total	41,562	45%	37,538	46%

International
Norway	16,442	17%	13,206	16%
The Netherlands	8,251	9%	8,251	10%
Poland	8,166	9%	4,083	5%
Croatia	6,062	6%	4,849	6%
Mauritius	4,675	5%	4,675	6%
United Kingdom	3,570	4%	3,463	4%
Germany	3,262	3%	3,262	4%
Slovakia	2,007	2%	2,007	3%
International Total	52,435	55%	43,796	54%

Total	$93,997	100%	$81,334	100%

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$50,168	54%	$39,461	49%
Retail	12,479	13%	10,632	13%
Industrial	12,372	13%	12,372	15%
Warehouse	12,165	13%	12,165	15%
Hotel	6,813	7%	6,704	8%
Total	$93,997	100%	$81,334	100%

CPA®:18 – Global 3/31/2017 10-Q – 30

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Grocery	$10,016	11%	$8,412	10%
Insurance	8,248	9%	4,556	6%
Banking	8,041	9%	4,020	5%
Sovereign and Public Finance	7,143	8%	6,811	9%
Hotel, Gaming, and Leisure	6,889	7%	6,742	8%
Business Services	6,539	7%	3,938	5%
Containers, Packaging, and Glass	5,646	6%	5,646	7%
Capital Equipment	5,201	5%	5,201	6%
Retail Stores	5,028	5%	5,001	6%
Utilities: Electric	3,855	4%	3,855	5%
Oil and Gas	3,813	4%	3,811	5%
Metals and Mining	3,327	4%	3,327	4%
High Tech Industries	3,291	4%	3,187	4%
Media: Advertising, Printing, and Publishing	3,212	3%	3,212	4%
Consumer Services	2,023	2%	1,948	2%
Healthcare and Pharmaceuticals	2,007	2%	2,007	3%
Automotive	1,931	2%	1,931	2%
Construction and Building	1,732	2%	1,732	2%
Non-Durable Consumer Goods	1,259	1%	1,259	2%
Telecommunications	1,059	1%	1,035	1%
Electricity	1,027	1%	1,027	1%
Wholesale	988	1%	988	1%
Other (a)	1,722	2%	1,688	2%
Total	$93,997	100%	$81,334	100%
__________

(a)	Includes ABR from tenants in the following industries: cargo transportation, durable consumer goods, and environmental industries.

CPA®:18 – Global 3/31/2017 10-Q – 31

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration (b)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2017	8	$852	1%	8	$745	1%
2018	4	140	—%	4	131	—%
2019	6	918	1%	6	918	1%
2020	7	1,205	2%	7	1,169	1%
2021	6	1,275	1%	6	1,170	1%
2022	7	1,814	2%	7	1,814	2%
2023	13	18,742	20%	13	14,309	19%
2024	10	5,037	5%	10	5,010	6%
2025	9	6,557	7%	9	6,557	8%
2026	8	6,724	7%	8	6,724	8%
2027	7	5,528	6%	7	5,528	7%
2028	5	14,103	15%	5	7,810	10%
2029	5	9,086	10%	5	9,086	11%
2030	6	4,650	5%	6	4,319	5%
Thereafter	17	17,366	18%	17	16,044	20%
Total	118	$93,997	100%	118	$81,334	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)
These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent both consolidated and pro rata ABR of $3.3 million. All the years listed above include multi-tenant properties, except 2026.

CPA®:18 – Global 3/31/2017 10-Q – 32

Operating Properties

At March 31, 2017, our operating portfolio consisted of 69 self-storage properties, which had an average occupancy rate of 91.5%, and nine multi-family properties, which had an average occupancy rate of 94.9%. At March 31, 2017, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	23	2,277
Texas	13	1,201
California	10	860
Georgia	5	593
Nevada	3	243
Delaware	3	241
North Carolina	2	403
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
District of Columbia	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	71	6,523
Canada (a)	4	84
United Kingdom (b)	3	103
International Total	7	187
Total	78	6,710
__________

(a)	Represents four build-to-suit projects for self-storage facilities.

(b)	Includes two build-to-suit projects for student housing developments.

CPA®:18 – Global 3/31/2017 10-Q – 33

Build-to-Suit and Development Projects

As of March 31, 2017, we had the following consolidated development properties and joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)
Q2 2017	Hotel	Hamburg, Germany	100.0%	1	104,286	$23,031	$18,488
Q2 2017	Office	Eindhoven, Netherlands	100.0%	1	269,100	81,596	56,227
Q3 2017	Hotel	Munich, Germany	94.9%	1	244,176	68,680	60,812
Q4 2017	Hotel	Stuttgart, Germany (d)	94.9%	1	244,513	3,291	3,291
Q3 2018	Student Housing	Portsmouth, England	97.0%	1	126,807	61,324	12,584
Q3 2018	Student Housing	Cardiff, Wales	94.5%	1	96,983	37,099	10,777
TBD	Office/Student Housing	Accra, Ghana (e)	100.0%	6	506,537	60,630	22,535
				12	1,592,402	$335,651	184,714
Third-party contributions (f)							(621)
Total							$184,093
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)
Amounts related to certain of our build-to-suit projects are denominated in a foreign currency. For these projects, amounts are based on their respective spot rates as of March 31, 2017, where applicable.

(c)
Amounts presented include certain costs that have been fully funded as of March 31, 2017 and are included in Other assets, net but not yet used in construction and therefore not included in Real estate under construction. These amounts also exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)	This project relates to a build-to-suit expansion of an existing hotel, which we have fully funded but was still under development as of March 31, 2017.

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

As of March 31, 2017, we had the following unconsolidated development properties and joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location (a)	Ownership Percentage (b)	Number of Buildings	Square Footage	Estimated Project Totals (c)	Amount Funded (c)
Q2 2017	Self Storage	Mississauga, Canada	90.0%	1	92,125	$13,653	$12,081
Q1 2018	Self Storage	Vaughan, Canada	90.0%	1	95,475	14,535	2,674
Q2 2018	Self Storage	Vaughan, Canada (d)	90.0%	1	105,150	14,756	11,019
Q2 2018	Self Storage	Toronto, Canada	90.0%	1	119,000	15,829	4,921
				4	411,750	$58,773	$30,695
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

(b)
Represents our expected ownership percentage upon the completion of each respective development project. As of March 31, 2017, the joint-venture partner has not yet purchased its 10% equity interest, which will be funded by the distributions they are eligible to receive upon the properties being placed into service (Note 4).

CPA®:18 – Global 3/31/2017 10-Q – 34

(c)
Amounts related to our Canadian build-to-suit projects are denominated in Canadian dollars, which have been partially funded with third-party financing. For these projects, U.S. dollar amounts are based on their respective exchange rates as of March 31, 2017.

(d)
During the three months ended March 31, 2017, we commenced operations in one Canadian self-storage facility upon the completion of a distinct phase of the overall development, and as a result, $9.3 million of the total project was placed into service. During the three months ended March 31, 2017, we have incurred losses of $0.1 million relating to this project, which is included in Equity in losses of equity method investment in real estate on our consolidated financial statements.

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

Financial Highlights

(in thousands)

	Three Months Ended March 31,
	2017	2016
Total revenues	$48,480	$43,798
Acquisition expenses	53	1,895
Net income (loss) attributable to CPA®:18 – Global	620	(2,197)

Cash distributions paid	20,995	20,078

Net cash provided by operating activities	19,329	18,556
Net cash used in investing activities	(30,595)	(53,326)
Net cash provided by financing activities	325	51,347

Supplemental financial measures:
FFO attributable to CPA®:18 – Global (a)	18,082	16,890
MFFO attributable to CPA®:18 – Global (a)	14,900	13,689
Adjusted MFFO attributable to CPA®:18 – Global (a)	15,512	13,848
__________

(a)
We consider the performance metrics listed above, including Funds from operations, or FFO, Modified funds from operations, or MFFO, and Adjusted modified funds from operations, or Adjusted MFFO, which are supplemental measures that are not defined by GAAP, referred to herein as non-GAAP measures, to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Total revenues, Net income attributable to CPA®:18 – Global, Net cash provided by operating activities, FFO, MFFO, and Adjusted MFFO improved for the three months ended March 31, 2017 as compared to the same period in 2016, primarily as a result of the accretive impact of our investments acquired during 2016 and 2017.

CPA®:18 – Global 3/31/2017 10-Q – 35

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Revenues
Lease revenues	$24,334	$24,464	$(130)
Other real estate income - operating property revenues	19,380	15,637	3,743
Reimbursable tenant costs	2,966	2,770	196
Interest income and other	1,800	927	873
	48,480	43,798	4,682
Operating Expenses
Depreciation and amortization:
Net-leased properties	10,608	11,524	(916)
Operating properties	8,344	8,979	(635)
	18,952	20,503	(1,551)
Property expenses:
Operating properties	8,033	6,790	1,243
Reimbursable tenant costs	2,966	2,770	196
Asset management fees	2,709	2,409	300
Net-leased properties	2,534	1,080	1,454
	16,242	13,049	3,193
General and administrative	1,729	2,036	(307)
Acquisition and other expenses	53	1,895	(1,842)
	36,976	37,483	(507)
Other Income and Expenses
Interest expense	(11,452)	(10,360)	(1,092)
Other income and (expenses)	2,662	3,985	(1,323)
Equity in losses of equity method investment in real estate	(99)	—	(99)
	(8,889)	(6,375)	(2,514)
Income (loss) before income taxes and loss on sale of real estate	2,615	(60)	2,675
Provision for income taxes	(70)	(333)	263
Income (loss) before loss on sale of real estate	2,545	(393)	2,938
Loss on sale of real estate, net of tax	—	(63)	63
Net Income (Loss)	2,545	(456)	3,001
Net income attributable to noncontrolling interests	(1,925)	(1,741)	(184)
Net Income (Loss) Attributable to CPA®:18 – Global	$620	$(2,197)	$2,817
Supplemental financial measures:
MFFO Attributable to CPA®:18 – Global	$14,900	$13,689	$1,211
Adjusted MFFO Attributable to CPA®:18 – Global	$15,512	$13,848	$1,664

CPA®:18 – Global 3/31/2017 10-Q – 36

Lease Composition and Leasing Activities

As of March 31, 2017, approximately 55.0% of our leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the U.S. CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 40.9% of our leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 3.1% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the three months ended March 31, 2017, we signed one lease extension with an existing tenant totaling 5,400 square feet of leased space. The new rent for the lease extension remained at $19.66 per square foot. During the three months ended March 31, 2016, we signed two leases totaling 21,203 square feet of leased space. Both leases were with new tenants on existing properties. The average new rent for those leases was $20.73 per square foot.

CPA®:18 – Global 3/31/2017 10-Q – 37

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to Net loss attributable to CPA®:18 – Global (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Existing Net-Leased Properties
Lease revenues	$21,406	$21,592	$(186)
Depreciation and amortization	(9,321)	(9,548)	227
Property expenses	(2,440)	(994)	(1,446)
Property level contribution	9,645	11,050	(1,405)
Recently Acquired Net-Leased Properties
Lease revenues	2,928	2,872	56
Depreciation and amortization	(1,287)	(1,978)	691
Property expenses	(94)	(86)	(8)
Property level contribution	1,547	808	739
Existing Operating Properties
Revenues	16,737	15,303	1,434
Depreciation and amortization	(6,516)	(8,680)	2,164
Property expenses	(7,135)	(6,676)	(459)
Property level contribution	3,086	(53)	3,139
Recently Acquired Operating Properties
Revenues	2,643	334	2,309
Depreciation and amortization	(1,828)	(297)	(1,531)
Property expenses	(898)	(114)	(784)
Property level contribution	(83)	(77)	(6)
Property Level Contribution	14,195	11,728	2,467
Add other income:
Interest income and other	1,800	927	873
Less other expenses:
Asset management fees	(2,709)	(2,409)	(300)
General and administrative	(1,729)	(2,036)	307
Acquisition expenses	(53)	(1,895)	1,842
Other Income and Expenses
Interest expense	(11,452)	(10,360)	(1,092)
Other income and (expenses)	2,662	3,985	(1,323)
Equity in losses of equity method investment in real estate	(99)	—	(99)
	(8,889)	(6,375)	(2,514)
Income (loss) before income taxes and loss on sale of real estate	2,615	(60)	2,675
Provision for income taxes	(70)	(333)	263
Income (loss) before loss on sale of real estate	2,545	(393)	2,938
Loss on sale of real estate, net of tax	—	(63)	63
Net Income (Loss)	2,545	(456)	3,001
Net income attributable to noncontrolling interests	(1,925)	(1,741)	(184)
Net Income (Loss) Attributable to CPA®:18 – Global	$620	$(2,197)	$2,817

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses and depreciation and amortization. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income (loss) attributable to CPA®:18 – Global as an indication of our operating performance.

CPA®:18 – Global 3/31/2017 10-Q – 38

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2016. For the periods presented, there were 51 existing net-leased properties.

For the three months ended March 31, 2017 compared to the same period in 2016, property level contribution for existing net-leased properties decreased by $1.4 million, primarily due to increased property expenses resulting from bad debt expense associated with two of our properties during the period.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2015. For the periods presented, there were four recently acquired net-leased properties.

For the three months ended March 31, 2017, compared to the same period in 2016, property level contribution from recently acquired net-leased properties increased by $0.7 million, primarily as a result of less amortization expense incurred due to in-place lease intangible assets becoming fully amortized subsequent to the three months ended March 31, 2016.

Existing Operating Properties

Existing operating properties are those we acquired prior to January 1, 2016. For the periods presented, there were 62 existing operating properties.

For the three months ended March 31, 2017, compared to the same period in 2016, property level contribution from existing operating properties increased by $3.1 million, primarily due to an increase in revenues of $1.4 million and a decrease in depreciation and amortization expense of $2.2 million. The increase in revenues was primarily due to the increase of our average occupancy rate for our multi-family properties from March 31, 2016 to March 31, 2017, which rose from 93.9% to 94.9%, respectively. The decrease in depreciation and amortization expense was primarily due to in-place lease intangible assets becoming fully amortized subsequent to the three months ended March 31, 2016.

Recently Acquired Operating Properties

Recently acquired operating properties are those that we acquired or placed into service subsequent to December 31, 2015. For the periods presented, there were ten recently acquired operating properties.

For three months ended March 31, 2017, compared to the same period in 2016, property level contribution from recently acquired operating properties remained substantially flat due to increased lease revenues of $2.3 million being offset by increased depreciation and amortization expense and property expenses of $1.5 million and $0.8 million, respectively. These increases were primarily due to the operating properties we acquired during 2016 and 2017.

Other Revenues and Expenses

Interest Income and Other

For the three months ended March 31, 2017, compared to the same period in 2016, interest income and other increased by $0.9 million, primarily due to interest earned on our mezzanine loan investment that was acquired in November 2016.

Property Expenses — Asset Management Fees

For the three months ended March 31, 2017, compared to the same period in 2016, asset management fees increased by $0.3 million due to the growth in our investment volume during 2016, which increased the asset base from which our Advisor earns a fee.

General and Administrative

For the three months ended March 31, 2017, compared to the same period in 2016, general and administrative expenses decreased by $0.3 million, primarily due to a decrease in investor relations expenses of $0.2 million.

CPA®:18 – Global 3/31/2017 10-Q – 39

Acquisition Expenses

For the three months ended March 31, 2017, compared to the same period in 2016, acquisition expenses decreased by $1.8 million, primarily due to a decrease in investment volume for acquisitions that were deemed to be business combinations, for which fees are required to be expensed under current accounting guidance.

Interest Expense

Our interest expense is directly impacted by the mortgage financing obtained or assumed in connection with our investing activity. For the three months ended March 31, 2017, compared to the same period in 2016, interest expense increased by $1.1 million, primarily due to an increase in mortgage and bond financing obtained or assumed in connection with our investing activity during 2016 and 2017. Our average outstanding debt balance was $1.2 billion and $1.1 billion during the three months ended March 31, 2017 and 2016, respectively, and our weighted-average interest rate was 4.1% during both the three months ended March 31, 2017 and 2016.

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

For the three months ended March 31, 2017, we recognized net other income of $2.7 million, which was primarily comprised of $2.1 million of realized and unrealized foreign currency transaction gains related to our international investments, primarily related to our short-term intercompany loans, $0.4 million of realized gains recognized on foreign currency forward contracts and collars, and $0.1 million of gains recognized on the change in fair value of rent guarantees.

For the three months ended March 31, 2016, we recognized net other income of $4.0 million, which was primarily comprised of realized and unrealized foreign currency transaction gains related to our international investments of $3.5 million and realized gains recognized on derivatives of $0.4 million.

Equity in Losses of Equity Method Investment in Real Estate

For the three months ended March 31, 2017, we recognized equity in losses of equity method investment in real estate of $0.1 million, which was primarily due to the commencement of operations in one Canadian self-storage facility upon the completion of a distinct phase of the overall development in July 2016.

Provision for Income Taxes

Our provision for income taxes is primarily related to our international properties.

For the three months ended March 31, 2017, compared to the same period in 2016, provision for income taxes decreased by $0.3 million, primarily due to a decreased tax rate for properties located in Norway subsequent to the three months ended March 31, 2016.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2017, compared to the same period in 2016, net income attributable to noncontrolling interests increased by $0.2 million, substantially due to an increase in the distribution of available cash of the Operating Partnership, which we refer to as the Available Cash Distribution (Note 3).

CPA®:18 – Global 3/31/2017 10-Q – 40

Liquidity and Capital Resources

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand and financings. We may also use proceeds from financings and asset sales for the acquisition of real estate and real estate-related investments.

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

Sources and Uses of Cash During the Period

We closed our initial public offering on April 2, 2015 and have invested the proceeds of that offering. We expect to continue to invest, primarily in a diversified portfolio of income-producing commercial properties and other real estate-related assets, with our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and bonds payable, and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, sales of assets, distributions reinvested in our common stock through our DRIP, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $0.8 million during the three months ended March 31, 2017 as compared the same period in 2016, primarily reflecting the impact of investments acquired during 2016 and 2017.

Investing Activities — Our investing activities are generally comprised of real estate purchases, funding of build-to-suit development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $30.6 million for the three months ended March 31, 2017. This was primarily the result of cash outflows of $16.8 million to fund construction costs of our build-to-suit projects, $10.0 million for our real estate investments, and $5.6 million for capital contributions to our equity investments.

Financing Activities — Net cash provided by financing activities totaled $0.3 million for the three months ended March 31, 2017. This was primarily due to proceeds of $19.8 million from non-recourse mortgage financings and $10.6 million of net proceeds received through our DRIP. We also had cash outflows of $21.0 million related to distributions paid to our stockholders, $4.5 million for distributions to noncontrolling interests, $2.7 million for the repurchase of shares of our common stock pursuant to our redemption program, and $1.5 million for scheduled payments and prepayments of mortgage principal.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2017, we declared distributions to stockholders of $21.2 million, which were comprised of $10.1 million of cash distributions and $11.1 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through March 31, 2017, we declared distributions to stockholders totaling $237.6 million, which were comprised of cash distributions of $111.2 million and $126.4 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below.

CPA®:18 – Global 3/31/2017 10-Q – 41

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 88.8% and 29.1% of total distributions declared for the three months ended March 31, 2017 and on a cumulative basis through that date, respectively, with the balance funded primarily with proceeds from our offering and, to a lesser extent, other sources. We funded 91.1% of total distributions declared for the three months ended March 31, 2017 from Net cash provided by operating activities, with the remainder funded from other investing and financing cash flows. Since inception, we have funded 53.6% of our cumulative distributions from Net cash provided by operating activities, with the remaining 46.4%, or $110.3 million, being funded primarily with proceeds from our offering and, to a lesser extent, other sources. FFO and cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO or cumulative negative cash flow, as applicable, and finally to future period distributions. As we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2017, we received 89 and 20 requests to redeem 292,981 and 55,820 shares of Class A and Class C common stock, respectively, all of which were satisfied as of the date of this Report, at a weighted-average price, net of redemption fees, of $7.94 and $7.53 per share, respectively, totaling $2.7 million for both Class A and Class C common stock. Except for redemptions sought in special circumstances, the redemption price of the shares listed above was 95% of our most recently published NAV. For shares redeemed under special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published NAV.

Summary of Financing

The table below summarizes our non-recourse debt and bonds payable (dollars in thousands):

	March 31, 2017	December 31, 2016
Carrying Value
Fixed rate	$1,018,260	$1,009,817
Variable rate:
Amount subject to interest rate swaps and caps	94,164	83,007
Amount subject to floating interest rate	39,908	39,319
Amount of variable rate debt subject to interest rate reset features	28,627	25,268
	162,699	147,594
	$1,180,959	$1,157,411
Percent of Total Debt
Fixed rate	86%	87%
Variable rate	14%	13%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.1%	4.1%
Variable rate (a)	3.7%	3.8%
___________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

CPA®:18 – Global 3/31/2017 10-Q – 42

Cash Resources

At March 31, 2017, our cash resources consisted of cash and cash equivalents totaling $61.5 million. Of this amount, $25.1 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. As of March 31, 2017, we had $40.4 million available to borrow under third-party financing arrangements for either funding of construction or mortgage financing upon completion of certain of our build-to-suit and development projects (Note 9), which excludes $41.0 million related to the university complex development site located in Accra, Ghana (Note 4) that is subject to the tenant obtaining a letter of credit. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes. At March 31, 2017, we had $27.5 million of such loans outstanding from WPC. The annual interest rate equaled LIBOR, as of the loan date plus 1.1% through February 22, 2017. After that date, the annual interest rate equals LIBOR plus 1.0%.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt servicing payments, as well as other normal recurring operating expenses. Balloon payments totaling $3.5 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. We expect to fund $113.1 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,188,845	$9,407	$61,153	$352,801	$765,484
Interest on borrowings and deferred acquisition fees	299,598	46,231	90,652	79,915	82,800
Capital commitments (b)	179,150	112,419	66,731	—	—
Loan from WPC — principal	27,500	27,500	—	—	—
Operating and other lease commitments (c)	11,724	705	1,384	945	8,690
Deferred acquisition fees — principal (d)	11,468	9,450	2,018	—	—
Annual distribution and shareholder servicing fee (e)	6,986	1,423	4,052	1,511	—
Asset retirement obligations (f)	2,761	—	—	—	2,761
	$1,728,032	$207,135	$225,990	$435,172	$859,735
__________

(a)
Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. At March 31, 2017, this excludes $8.8 million of deferred financing costs and $1.0 million of unamortized premium, net.

(b)	Capital commitments include our current build-to-suit projects totaling $179.0 million (Note 4) and $0.1 million related to other construction commitments.

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities, which is calculated as our allocable portion of WPC’s future minimum rent amounts using the allocation percentages for overhead reimbursement as of March 31, 2017 (Note 3).

CPA®:18 – Global 3/31/2017 10-Q – 43

(d)
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

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2017, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At March 31, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. At March 31, 2017, the total equity investment balance for these properties was $20.7 million. The joint venture also had total third-party recourse debt of $15.8 million.

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

CPA®:18 – Global 3/31/2017 10-Q – 44

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

We define MFFO, a non-GAAP measure, consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-

CPA®:18 – Global 3/31/2017 10-Q – 45

market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

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

CPA®:18 – Global 3/31/2017 10-Q – 46

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to CPA®:18 – Global	$620	$(2,197)
Adjustments:
Depreciation and amortization of real property	19,019	20,605
Loss on sale of real estate, net of tax	—	63
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	14	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,571)	(1,581)
Total adjustments	17,462	19,087
FFO attributable to CPA®:18 – Global — as defined by NAREIT	18,082	16,890
Adjustments:
Unrealized gains on foreign currency, derivatives, and other	(2,034)	(3,449)
Straight-line and other rent adjustments (a)	(1,146)	(1,262)
Realized gains on foreign currency, derivatives, and other	(525)	(453)
Amortization of premium/discount on debt investments and fair market value adjustments, net	425	226
Acquisition expenses (b)	53	1,895
Above- and below-market rent intangible lease amortization, net (c)	(39)	(261)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	84	103
Total adjustments	(3,182)	(3,201)
MFFO attributable to CPA®:18 – Global	14,900	13,689
Adjustments:
Hedging gains	448	371
Deferred taxes	164	(212)
Total adjustments	612	159
Adjusted MFFO attributable to CPA®:18 – Global	$15,512	$13,848
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

CPA®:18 – Global 3/31/2017 10-Q – 47

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

CPA®:18 – Global 3/31/2017 10-Q – 48

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2017, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.6 million (Note 8).

At March 31, 2017, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at March 31, 2017 ranged from 1.6% to 5.8%. The contractual annual interest rates on our variable-rate debt at March 31, 2017 ranged from 1.6% to 5.1%. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, based upon expected maturity dates of our debt obligations outstanding at March 31, 2017 (in thousands):

	2017 (b) (Remainder)	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (a)	$6,806	$4,508	$4,815	$110,221	$151,753	$749,367	$1,027,470	$1,034,012
Variable rate debt (a)	$1,119	$23,768	$1,819	$1,864	$11,174	$121,631	$161,375	$171,784
__________

(a)	Amounts are based on the exchange rate at March 31, 2017, as applicable.

(b)	Excludes $27.5 million of loan proceeds from WPC used to partially finance a new investment (Note 3).

CPA®:18 – Global 3/31/2017 10-Q – 49

The estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2017 by an aggregate increase of $57.6 million or an aggregate decrease of $62.1 million, respectively. Annual interest expense on our unhedged variable-rate debt at March 31, 2017 would increase or decrease by $0.4 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at March 31, 2017, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling, which may affect future costs and cash flows. Although most of our foreign investments through the first quarter of 2017 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the currencies, and resulted in a sharp decline in the value of the British pound sterling and, to a lesser extent, the euro, as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of March 31, 2017, 4% and 28% of our total pro rata ABR was from the United Kingdom and other European Union countries, respectively. Any impact from Brexit on us will depend, in part, on the outcome of the related tariff, trade, regulatory, and other negotiations.  Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2017 during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$28,576	$37,952	$38,292	$37,446	$37,383	$291,110	$470,759
Norwegian krone (c)	10,518	13,975	13,990	13,712	13,065	58,757	124,017
British pound sterling (d)	2,362	2,847	2,740	2,453	2,227	9,854	22,483
	$41,456	$54,774	$55,022	$53,611	$52,675	$359,721	$617,259

CPA®:18 – Global 3/31/2017 10-Q – 50

Scheduled debt service payments (principal and interest) for mortgage notes and bonds payable, for our foreign operations as of March 31, 2017, during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$7,518	$9,687	$9,749	$87,749	$69,942	$92,246	$276,891
Norwegian krone (c)	5,593	5,593	5,593	5,593	47,339	110,697	180,408
British pound sterling (d)	702	938	938	23,785	—	—	26,363
	$13,813	$16,218	$16,280	$117,127	$117,281	$202,943	$483,662
__________

(a)	Amounts are based on the applicable exchange rates at March 31, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2017 of $1.9 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2017 of $0.6 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be an insignificant corresponding change in the projected estimated property-level cash flow at March 31, 2017.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2017.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues in 2020 and 2021 for investments denominated in the euro, in 2020 for the British pound sterling, and after 2020 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

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

For the three months ended March 31, 2017, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	68% related to domestic properties, which included concentrations of 14% and 13% in Florida and Texas, respectively; and

•	32% related to international properties, which included a concentration of Norway of 9%.

At March 31, 2017, our consolidated net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	45% related to domestic properties, which included a concentration in Texas of 11%;

•	55% related to international properties, which included a concentration in Norway of 17%; and

•	54% related to office properties, 13% related to retail properties, 13% related to industrial properties, 13% related to warehouse properties; and

•	11% related to the grocery industry.

CPA®:18 – Global 3/31/2017 10-Q – 51

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:18 – Global 3/31/2017 10-Q – 52

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2017, we issued 338,063 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $7.90 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception and through March 31, 2017, we have issued a total of 2,567,259 shares of our Class A common stock to our Advisor as consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended March 31, 2017:

	Class A		Class C
2017 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
January	—	$—	—	$—	N/A	N/A
February	—	—	—	—	N/A	N/A
March	292,981	7.94	55,820	7.53	N/A	N/A
Total	292,981		55,820
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended March 31, 2017, we received 89 and 20 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, all such requests were satisfied. We generally receive fees in connection with share redemptions.

CPA®:18 – Global 3/31/2017 10-Q – 53

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:18 – Global 3/31/2017 10-Q – 54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	May 11, 2017
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 11, 2017
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 3/31/2017 10-Q – 55

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith