Form 10-Q
period 2017-06-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2017-08-14
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Registrant has 110,652,080 shares of Class A common stock, $0.001 par value, and 31,375,781 shares of Class C common stock, $0.001 par value, outstanding at August 11, 2017.

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

CPA®:18 – Global 6/30/2017 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Investments in real estate:
Real estate	$1,163,279	$990,810
Operating real estate	613,999	606,558
Real estate under construction	140,541	182,612
Net investments in direct financing leases	39,215	49,596
In-place lease intangible assets	269,608	260,469
Other intangible assets	34,312	32,082
Investments in real estate	2,260,954	2,122,127
Accumulated depreciation and amortization	(211,380)	(168,974)
Net investments in real estate	2,049,574	1,953,153
Notes receivable	66,500	66,500
Equity investment in real estate	20,777	14,694
Cash and cash equivalents	55,549	72,028
Other assets, net	78,521	79,545
Goodwill	25,280	23,526
Total assets	$2,296,201	$2,209,446
Liabilities and Equity
Debt:
Non-recourse mortgages, net	$1,067,350	$1,019,158
Bonds payable, net	142,665	138,253
Debt, net	1,210,015	1,157,411
Accounts payable, accrued expenses and other liabilities	80,814	69,006
Due to affiliate	53,702	53,711
Deferred income taxes	61,678	42,419
Distributions payable	21,396	20,995
Total liabilities	1,427,605	1,343,542
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 109,457,580 and 107,460,081 shares, respectively, issued and outstanding	109	107
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 31,028,824 and 30,469,144 shares, respectively, issued and outstanding	31	30
Additional paid-in capital	1,242,487	1,222,139
Distributions and accumulated losses	(396,879)	(360,673)
Accumulated other comprehensive loss	(45,083)	(61,704)
Total stockholders’ equity	800,665	799,899
Noncontrolling interests	67,931	66,005
Total equity	868,596	865,904
Total liabilities and equity	$2,296,201	$2,209,446

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2017 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Lease revenues:
Rental income	$24,542	$22,974	$47,902	$46,267
Interest income from direct financing leases	906	1,150	1,880	2,321
Total lease revenues	25,448	24,124	49,782	48,588
Other real estate income	20,316	17,842	39,696	33,479
Other operating income	3,426	3,039	6,443	6,026
Other interest income	1,783	710	3,532	1,420
	50,973	45,715	99,453	89,513
Operating Expenses
Depreciation and amortization	18,728	21,392	37,679	41,895
Property expenses	10,209	6,471	18,418	12,730
Other real estate expenses	8,448	7,837	16,482	14,627
General and administrative	1,752	1,514	3,481	3,550
Acquisition and other expenses	(7)	2,816	45	4,711
	39,130	40,030	76,105	77,513
Other Income and Expenses
Interest expense	(11,791)	(10,320)	(23,244)	(20,680)
Other income and (expenses)	9,459	(2,952)	12,121	1,033
Equity in losses of equity method investment in real estate	(254)	—	(353)	—
	(2,586)	(13,272)	(11,476)	(19,647)
Income (loss) before income taxes and loss on sale of real estate	9,257	(7,587)	11,872	(7,647)
(Provision for) benefit from income taxes	(1,123)	133	(1,193)	(200)
Income (loss) before loss on sale of real estate	8,134	(7,454)	10,679	(7,847)
Loss on sale of real estate, net of tax	—	—	—	(63)
Net Income (Loss)	8,134	(7,454)	10,679	(7,910)
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,186, $2,380, $3,861, and $3,657, respectively)	(2,350)	(2,758)	(4,274)	(4,499)
Net Income (Loss) Attributable to CPA®:18 – Global	$5,784	$(10,212)	$6,405	$(12,409)
Class A Common Stock
Net income (loss) attributable to CPA®:18 – Global	$4,600	$(7,882)	$5,179	$(9,485)
Basic and diluted weighted-average shares outstanding	109,533,769	105,182,645	108,998,427	104,577,599
Basic and diluted income (loss) per share	$0.04	$(0.07)	$0.05	$(0.09)
Distributions Declared Per Share	$0.1563	$0.1563	$0.3126	$0.3126

Class C Common Stock
Net income (loss) attributable to CPA®:18 – Global	$1,184	$(2,330)	$1,226	$(2,924)
Basic and diluted weighted-average shares outstanding	31,030,596	29,928,571	30,898,107	29,843,149
Basic and diluted income (loss) per share	$0.04	$(0.08)	$0.04	$(0.10)
Distributions Declared Per Share	$0.1382	$0.1376	$0.2762	$0.2713

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2017 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (Loss)	$8,134	$(7,454)	$10,679	$(7,910)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	19,541	(10,788)	23,697	5,776
Change in net unrealized (loss) gain on derivative instruments	(3,824)	95	(4,281)	(3,750)
	15,717	(10,693)	19,416	2,026
Comprehensive Income (Loss)	23,851	(18,147)	30,095	(5,884)

Amounts Attributable to Noncontrolling Interests
Net income	(2,350)	(2,758)	(4,274)	(4,499)
Foreign currency translation adjustments	(2,265)	1,193	(2,795)	(1,477)
Comprehensive income attributable to noncontrolling interests	(4,615)	(1,565)	(7,069)	(5,976)
Comprehensive Income (Loss) Attributable to CPA®:18 – Global	$19,236	$(19,712)	$23,026	$(11,860)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2017 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2017 and 2016
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2017	107,460,081	$107	30,469,144	$30	$1,222,139	$(360,673)	$(61,704)	$799,899	$66,005	$865,904
Shares issued	2,133,836	2	687,204	1	22,276			22,279		22,279
Shares issued to affiliate	686,096	1			5,420			5,421		5,421
Contributions from noncontrolling interests								—	3,118	3,118
Distributions to noncontrolling interests								—	(8,261)	(8,261)
Distributions declared ($0.3126 and $0.2762 per share to Class A and Class C, respectively)						(42,611)		(42,611)		(42,611)
Net income						6,405		6,405	4,274	10,679
Other comprehensive income:
Foreign currency translation adjustments							20,902	20,902	2,795	23,697
Change in net unrealized loss on derivative instruments							(4,281)	(4,281)		(4,281)
Repurchase of shares	(822,433)	(1)	(127,524)	—	(7,348)			(7,349)		(7,349)
Balance at June 30, 2017	109,457,580	$109	31,028,824	$31	$1,242,487	$(396,879)	$(45,083)	$800,665	$67,931	$868,596

Balance at January 1, 2016	103,214,083	$103	29,536,899	$30	$1,178,990	$(247,995)	$(50,316)	$880,812	$71,896	$952,708
Shares issued	1,851,942	2	599,187	—	21,475			21,477		21,477
Shares issued to affiliate	599,386	—	—	—	4,906			4,906		4,906
Contributions from noncontrolling interests								—	41	41
Distributions to noncontrolling interests								—	(8,077)	(8,077)
Distributions declared ($0.3126 and $0.2713 per share to Class A and Class C, respectively)						(40,825)		(40,825)		(40,825)
Net loss						(12,409)		(12,409)	4,499	(7,910)
Other comprehensive income:
Foreign currency translation adjustments							4,299	4,299	1,477	5,776
Change in net unrealized loss on derivative instruments							(3,750)	(3,750)		(3,750)
Repurchase of shares	(424,910)	—	(215,842)	—	(5,162)			(5,162)		(5,162)
Balance at June 30, 2016	105,240,501	$105	29,920,244	$30	$1,200,209	$(301,229)	$(49,767)	$849,348	$69,836	$919,184

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2017 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$39,761	$32,293
Cash Flows — Investing Activities
Funding and advances for build-to-suit projects	(30,514)	(54,001)
Acquisitions of real estate and direct financing leases	(27,687)	(55,328)
Value added taxes refunded in connection with acquisitions of real estate	12,050	2,814
Capital contributions to equity investment	(5,616)	(3,596)
Change in investing restricted cash	3,480	579
Capital expenditures on real estate	(3,089)	(3,410)
Payment of deferred acquisition fees to an affiliate	(2,854)	(3,409)
Value added taxes paid in connection with acquisition of real estate	(2,491)	(4,687)
Return of capital from equity investments	236	2,175
Other investing activities, net	(38)	37
Deposits for investments	—	4,000
Proceeds from sale of real estate	—	40
Net Cash Used in Investing Activities	(56,523)	(114,786)
Cash Flows — Financing Activities
Distributions paid	(42,210)	(40,334)
Proceeds from mortgage financing	32,613	72,290
Proceeds from issuance of shares	21,175	20,166
Proceeds from notes payable to affiliate	11,196	—
Distributions to noncontrolling interests	(8,261)	(8,077)
Repurchase of shares	(7,349)	(5,162)
Scheduled payments and prepayments of mortgage principal	(6,323)	(1,526)
Repayment of notes payable to affiliate	(4,495)	—
Contributions from noncontrolling interests	2,339	41
Payment of deferred financing costs and mortgage deposits	(526)	(798)
Change in financing restricted cash	(30)	4,941
Other financing activities, net	(13)	—
Net Cash (Used in) Provided by Financing Activities	(1,884)	41,541
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	2,167	411
Net decrease in cash and cash equivalents	(16,479)	(40,541)
Cash and cash equivalents, beginning of period	72,028	117,453
Cash and cash equivalents, end of period	$55,549	$76,912

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 6/30/2017 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Organization

Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, together with its consolidated subsidiaries, is a publicly owned, non-traded real estate investment trust, or REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies and other real estate related assets, both domestically and internationally. We were formed in 2012 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively, our Advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:18 Limited Partnership, or the Operating Partnership, and at June 30, 2017 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At June 30, 2017, our portfolio was comprised of full or partial ownership interests in 59 properties, the majority of which were fully-occupied and triple-net leased to 101 tenants totaling 10.1 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 69 self-storage properties and nine multi-family properties totaling 6.8 million square feet.

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

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through June 30, 2017, $100.0 million and $26.4 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan, or DRIP.

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

CPA®:18 – Global 6/30/2017 10-Q – 7

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

At June 30, 2017, we considered 13 entities to be VIEs, 12 of which we consolidated as we are considered the primary beneficiary. We previously determined that a build-to-suit project in Eindhoven, the Netherlands was a VIE. In May 2017, we made our final payment to the developer for this project and now own 100% of the voting rights (Note 4). As such, we no longer determine it to be a VIE. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2017	December 31, 2016
Real estate	$392,985	$371,385
Operating real estate	49,018	43,948
Real estate under construction	140,541	162,371
Net investments in direct financing leases	—	10,516
In-place lease intangible assets	87,521	81,798
Other intangible assets	24,225	22,376
Accumulated depreciation and amortization	(47,745)	(37,412)
Net investments in real estate	646,545	654,982
Cash and cash equivalents	7,143	15,260
Other assets, net	32,103	41,975
Total assets	$685,791	$712,217

Non-recourse mortgages, net	$224,431	$235,425
Bonds payable, net	59,239	57,615
Deferred income taxes	26,802	20,437
Accounts payable, accrued expenses and other liabilities	22,108	30,946
Total liabilities	$332,580	$344,423

CPA®:18 – Global 6/30/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

At both June 30, 2017 and December 31, 2016, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of June 30, 2017 and December 31, 2016, the net carrying amount of this equity investment was $20.8 million and $14.7 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

At times, the carrying value of our equity investment may fall below zero for certain investments. We intend to fund our share of the jointly owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund the operating deficits. At June 30, 2017, our sole equity investment did not have a carrying value below zero.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In the second quarter of 2017, we reclassified in-place lease intangible assets, net and other intangible assets, net to be included within Net investments in real estate in our consolidated balance sheets. The accumulated amortization on these assets is now included in Accumulated depreciation and amortization in our consolidated balance sheets. Prior period balances have been reclassified to conform to the current period presentation.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. The ASU is expected to impact our consolidated financial statements as we have certain operating office and land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

CPA®:18 – Global 6/30/2017 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years in which a goodwill impairment test is performed, with early adoption permitted. We adopted ASU 2017-04 as of April 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

CPA®:18 – Global 6/30/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements.

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,767	$2,468	$5,476	$4,877
Available Cash Distributions	2,186	2,380	3,861	3,657
Personnel and overhead reimbursements	787	740	1,569	1,609
Interest expense on deferred acquisition fees, interfund loan, and accretion of interest on annual distribution and shareholder servicing fee	319	188	620	428
Director compensation	53	53	105	105
Acquisition expenses	—	2,322	—	3,484
	$6,112	$8,151	$11,631	$14,160

Acquisition Fees Capitalized
Personnel and overhead reimbursements	$2	$73	$184	$248
Current acquisition fees	—	452	1,393	1,821
Deferred acquisition fees	—	362	1,114	1,457
	$2	$887	$2,691	$3,526

CPA®:18 – Global 6/30/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to affiliate in the consolidated financial statements (in thousands):

	June 30, 2017	December 31, 2016
Due to Affiliate
Loan from WPC, including accrued interest	$34,569	$27,580
Deferred acquisition fees, including accrued interest	9,150	15,305
Shareholder servicing fee liability	6,560	7,422
Accounts payable and other	2,494	2,454
Asset management fees payable	922	866
Current acquisition fees	7	84
	$53,702	$53,711

Loans from WPC

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

On October 31, 2016, we borrowed $27.5 million from WPC to partially finance a new investment, and that amount remained outstanding at December 31, 2016. The annual interest rate equaled London Interbank Offered Rate, or LIBOR, as of the loan date plus 1.1% through February 22, 2017. After that date, the annual interest rate equals LIBOR plus 1.0%, reflecting the lower rate available under WPC’s amended and restated senior credit facility. The scheduled maturity date of the loan is October 31, 2017.

On May 15, 2017, we borrowed an additional $11.2 million from WPC to partially finance the final payment to the developer for a build-to-suit project in Eindhoven, the Netherlands (Note 4). The scheduled maturity date of the loan is May 15, 2018. During the six months ended June 30, 2017, we repaid $4.5 million to WPC, and as a result, a total of $34.6 million remains outstanding, including accrued interest, to WPC at June 30, 2017.

Subsequent to June 30, 2017, we repaid an additional $15.2 million of loans outstanding to WPC (Note 13).

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, per Class A share which was $7.90 as of March 31, 2017. For the three and six months ended June 30, 2017, our Advisor received its asset management fees in shares of our Class A common stock. At June 30, 2017, our Advisor owned 2,915,292 shares, or 2.1%, of our Class A common stock outstanding. Asset management fees are included in Property expenses in the consolidated financial statements.

CPA®:18 – Global 6/30/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Annual Distribution and Shareholder Servicing Fee

Carey Financial LLC, or Carey Financial, the broker-dealer subsidiary of our Advisor, received an annual distribution and shareholder servicing fee from us in connection with our Class C common stock, which it may have re-allowed to selected dealers. The amount of the annual distribution and shareholder servicing fee is 1.0% of the most recently published NAV of our Class C common stock. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the annual distribution and shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, reaches 10.0% of the gross proceeds from our initial public offering, which it had not yet reached as of June 30, 2017. At June 30, 2017 and December 31, 2016, we recorded a liability of $6.6 million and $7.4 million, respectively, within Due to affiliate in the consolidated financial statements to reflect the present value of the estimated future payments of the annual distribution and shareholder servicing fee.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended June 30, 2017 and December 31, 2016. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

In addition, pursuant to the advisory agreement, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, including Corporate Property Associates 17 – Global, or CPA®:17 – Global; Carey Watermark Investors Incorporated, or CWI 1; Carey Watermark Investors 2 Incorporated, or CWI 2; Carey Credit Income Fund, or CCIF; and Carey European Housing Fund I L.P., or CESH I; which are collectively referred to as the Managed Programs. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

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

CPA®:18 – Global 6/30/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

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

Jointly Owned Investments and Other Transactions with our Affiliates

At June 30, 2017, we owned interests ranging from 50% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate all of these joint ventures with exception to our sole equity investment (Note 4), which we account for under the equity method of accounting. Additionally, no other parties hold any rights that overcome our control. We account for the minority share of these investments as noncontrolling interests.

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Land	$191,645	$173,184
Buildings and improvements	971,634	817,626
Less: Accumulated depreciation	(71,021)	(55,980)
	$1,092,258	$934,830

The carrying value of our Real estate increased by $36.6 million from December 31, 2016 to June 30, 2017, due to the weakening of the U.S. dollar relative to foreign currencies (primarily the euro) during the period.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $6.7 million and $6.4 million for the three months ended June 30, 2017 and 2016, respectively, and $13.0 million and $12.8 million for the six months ended June 30, 2017 and 2016, respectively. Accumulated depreciation of real estate is included in Accumulated depreciation and amortization in the consolidated financial statements.

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

CPA®:18 – Global 6/30/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Operating Real Estate

Operating real estate, which consists of our self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Land	$106,037	$105,631
Buildings and improvements	507,962	500,927
Less: Accumulated depreciation	(35,901)	(26,937)
	$578,098	$579,621

The carrying value of our Operating real estate increased by $2.4 million from December 31, 2016 to June 30, 2017, due to the weakening of the U.S. dollar relative to foreign currencies during the period.

Depreciation expense, including the effect of foreign currency translation, on our operating real estate was $4.5 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively, and $8.9 million and $7.8 million for the six months ended June 30, 2017 and 2016, respectively.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Six Months Ended June 30, 2017
Beginning balance	$182,612
Capitalized funds	72,802
Foreign currency translation adjustments	11,997
Placed into service	(130,040)
Capitalized interest	3,170
Ending balance	$140,541

Capitalized Funds

On May 17, 2017, we made our final payment to the developer for the build-to-suit project located in Eindhoven, the Netherlands for $18.7 million, which was based on the exchange rate of the euro on the date of the acquisition. The payment was included in the expected total investment amount when the first draw of the build-to-suit was funded in March 2015. Additionally, we also recorded $9.4 million of deferred tax liabilities in connection with our investment in this project. Simultaneous with the payment to the developer, the project was completed and placed into service.

During the six months ended June 30, 2017, construction commenced on one of our previous build-to-suit investments (Note 5). The net investment of $10.7 million was reclassified to Real estate under construction from Net investments in direct financing leases during the six months ended June 30, 2017.

Ghana — On February 19, 2016, we invested in a build-to-suit joint venture with a third party for a university complex development site located in Accra, Ghana. As of June 30, 2017, total capitalized funds related to this investment were $32.5 million, inclusive of accrued construction costs of $3.1 million and the effect of recording deferred tax liabilities of $3.7 million.

At the time of the investment, the joint venture obtained third-party financing in an amount up to $41.0 million from the Overseas Private Investment Corporation (“OPIC”), a financial institution of the U.S. Government, with an estimated interest rate based on the U.S. Treasury rate plus 300 basis points. Funding of this loan is subject to the tenant obtaining a letter of credit, which to date has not occurred. Because the tenant has not obtained the required letter of credit, it is in default under its concession agreement with us, and we are currently unable to estimate when this project will be completed, if at all. As a result, as of June 30, 2017, we had no amount outstanding under this financing arrangement. If the project is completed, our total investment is expected to be approximately $65.7 million.

CPA®:18 – Global 6/30/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

We have evaluated this investment for impairment and probability-weighted different possible scenarios in estimating future undiscounted cash flows, including payment from the tenant or through the insurance policy that we have with regard to the completion of this project. Because we believe there is a high probability that we will recover the full amount we have invested, we have not recorded any impairment charge in connection with this investment as of June 30, 2017, although recovery may take a period of time from the date a claim is filed. We will continue to monitor the investment for impairment.

During the six months ended June 30, 2017, total capitalized funds primarily related to our build-to-suit projects, which were comprised primarily of initial funding of $20.0 million and construction draws of $37.7 million. Capitalized funds include accrued costs of $4.3 million, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, which totaled $3.2 million during the six months ended June 30, 2017 and is a non-cash investing activity.

Placed into Service

During the six months ended June 30, 2017, we placed into service a partially completed student-housing development and two build-to-suit projects totaling $130.0 million, which is a non-cash investing activity.

Ending Balance

At June 30, 2017, we had five open build-to-suit projects with aggregate unfunded commitments of approximately $119.2 million.

Equity Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of four self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. Our ownership interest in the joint venture is 90%; the joint-venture partner is funding its equity interest with the distributions they are eligible to receive upon the properties being placed into service. As of June 30, 2017, the joint-venture partner had not funded their 10% equity interest. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

On January 26, 2017, the joint venture purchased a vacant parcel of land in Toronto, Ontario for $5.1 million, which is based on the exchange rate of the Canadian dollar at the date of acquisition. This parcel of land will be the site of our fourth self-storage development in Canada as a part of this joint venture.

During the six months ended June 30, 2017, we commenced operations in two Canadian self-storage facilities upon the completion of distinct phases of the overall development, and as a result, placed $9.3 million and $10.1 million of the total amounts for these projects into service. During the three and six months ended June 30, 2017, we incurred losses of $0.2 million and $0.3 million, respectively, relating to these distinct phases of the projects, which are included in Equity in losses of equity method investment in real estate on our consolidated financial statements.

At June 30, 2017 and December 31, 2016, our total equity investment balance for these properties was $20.8 million and $14.7 million, respectively, and the joint venture had total third-party recourse debt of $17.9 million and $13.8 million, respectively. At June 30, 2017, the unfunded commitments for these build-to-suit projects totaled approximately $28.3 million.

CPA®:18 – Global 6/30/2017 10-Q – 16

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

Notes Receivable

Our Notes receivable at both June 30, 2017 and December 31, 2016 consist of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York and a $38.5 million mezzanine loan collateralized by 27 retail stores in Minnesota, Wisconsin, and Iowa leased to Mills Fleet Farm Group LLC. We have and will continue to receive interest-only payments on each of these loans through maturity in July 2024 and October 2018, respectively. As a result, the balance for the receivables at June 30, 2017 remained $28.0 million and $38.5 million, respectively.

Net Investments in Direct Financing Leases

Interest income from direct financing leases was $0.9 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively, and $1.9 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively.

In 2015, we invested in a joint venture with a third party to purchase an office building located in Cardiff, United Kingdom to be redeveloped into student-housing. The existing tenant vacated the building on January 31, 2017. Upon lease termination, construction commenced, and the net investment of $10.7 million was reclassified to Real estate under construction during the six months ended June 30, 2017 (Note 4).

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and have a low risk of tenant default. At both June 30, 2017 and December 31, 2016, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the six months ended June 30, 2017. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2017.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
1	—	1	$—	$10,516
2	1	1	9,193	9,154
3	2	2	29,698	29,679
4	3	3	66,824	66,747
5	—	—	—	—
	0		$105,715	$116,096

Note 6. Intangible Assets and Liabilities

In connection with our investment activity (Note 4) during the six months ended June 30, 2017, we recorded In-place lease intangibles of $1.6 million that are being amortized over 14.4 years. In-place lease intangibles are included in In-place lease intangible assets in the consolidated financial statements. Below-market ground lease intangibles and above-market rent intangibles are included in Other intangible assets in the consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CPA®:18 – Global 6/30/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Goodwill is included in the consolidated financial statements. The following table presents a reconciliation of our goodwill, which is included in our Net Lease reporting unit (in thousands):

Six Months Ended June 30, 2017
Balance at January 1, 2017	$23,526
Foreign currency translation	1,046
Other	708
Balance at June 30, 2017	$25,280

Intangible assets and liabilities are summarized as follows (in thousands):

		June 30, 2017			December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	1 - 23	$269,608	$(100,504)	$169,104	$260,469	$(83,031)	$177,438
Below-market ground lease	15 - 99	21,894	(970)	20,924	20,236	(706)	19,530
Above-market rent	3 - 30	12,418	(2,984)	9,434	11,846	(2,320)	9,526
		303,920	(104,458)	199,462	292,551	(86,057)	206,494
Indefinite-Lived Intangible Assets
Goodwill		25,280	—	25,280	23,526	—	23,526
Total intangible assets		$329,200	$(104,458)	$224,742	$316,077	$(86,057)	$230,020

Finite-lived Intangible Liabilities
Below-market rent	4 - 30	$(15,384)	$3,914	$(11,470)	$(15,192)	$3,234	$(11,958)
Above-market ground lease	81	(106)	4	(102)	(101)	3	(98)
Total intangible liabilities		$(15,490)	$3,918	$(11,572)	$(15,293)	$3,237	$(12,056)

Net amortization of intangibles, including the effect of foreign currency translation, was $7.5 million and $10.9 million for the three months ended June 30, 2017 and 2016, respectively, and $15.6 million and $21.2 million for the six months ended June 30, 2017 and 2016, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease intangibles is included in Depreciation and amortization expense in the consolidated financial statements.

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

CPA®:18 – Global 6/30/2017 10-Q – 18

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

Rent Guarantees — Our rent guarantees, which are included in Other assets, net in the consolidated financial statements, are related to three of our international investments. These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At June 30, 2017 and December 31, 2016, our rent guarantees had a fair value of $0.6 million and $0.5 million, respectively. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% and a growth rate that ranged from 1% to 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. During the three and six months ended June 30, 2017, we recognized $0.4 million and $0.5 million, respectively, of mark-to-market gains related to these rent guarantees within Other income and (expenses) on our consolidated financial statements. During the three and six months ended June 30, 2016, we recognized $1.0 million and $0.8 million, respectively, of mark-to-market gains related to these rent guarantees within Other income and (expenses) on our consolidated financial statements.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and six months ended June 30, 2017 and 2016. Gains and losses (realized and unrealized) included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt, net (a) (b)	3	$1,210,015	$1,233,288	$1,157,411	$1,177,409
Notes receivable (c)	3	66,500	68,450	66,500	68,450
___________

(a)
Debt, net consists of Non-recourse debt, net and Bonds payable, net. At June 30, 2017 and December 31, 2016, the carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $7.9 million and $7.6 million, respectively. At both June 30, 2017 and December 31, 2016, the carrying value of Bonds payable, net includes unamortized deferred financing costs of $0.9 million (Note 9).

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2017 and December 31, 2016.

CPA®:18 – Global 6/30/2017 10-Q – 19

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in its fair value and/or the net settlement of the derivative is reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2017 and December 31, 2016, no cash collateral had been posted or received for any of our derivative positions.

CPA®:18 – Global 6/30/2017 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Foreign currency forward contracts	Other assets, net	$3,763	$5,502	$—	$—
Interest rate swaps	Other assets, net	336	393
Foreign currency collars	Other assets, net	239	1,284
Interest rate caps	Other assets, net	3	1	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,600)	(33)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,138)	(1,151)
Total		$4,341	$7,180	$(2,738)	$(1,184)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Foreign currency collars	$(2,379)	$651	$(2,613)	$(432)
Foreign currency forward contracts	(1,162)	279	(1,634)	(989)
Interest rate swaps	(277)	(832)	(32)	(2,313)
Interest rate caps	(6)	(3)	(2)	(16)
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency forward contracts	(88)	69	(107)	(132)
Foreign currency collars	(23)	7	(33)	(8)
Total	$(3,935)	$171	$(4,421)	$(3,890)
___________

(a)	The effective portion of the changes in fair value of these contracts is reported in the foreign currency translation adjustment section of Other comprehensive income (loss).

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Other income and (expenses)	$334	$296	$690	$629
Interest rate swaps	Interest expense	(176)	(217)	(387)	(429)
Foreign currency collars	Other income and (expenses)	77	—	169	39
Interest rate caps	Interest expense	(10)	(1)	(15)	(1)
Total		$225	$78	$457	$238

CPA®:18 – Global 6/30/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive income (loss) related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At June 30, 2017, we estimated that an additional $0.5 million and $1.0 million will be reclassified as Interest expense and Other expenses, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Interest rate swaps	Interest expense	$27	$—	$(22)	$—
Foreign currency collars	Other income and (expenses)	(25)	3	(45)	(10)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	7	(5)	10	(5)
Foreign currency collars	Other income and (expenses)	(5)	—	(4)	—
Total		$4	$(2)	$(61)	$(15)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at June 30, 2017 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2017 (a)
Interest rate swaps	8	61,388	USD	$(790)
Interest rate swap	1	10,506	EUR	(12)
Interest rate caps	3	27,700	USD	3
				$(799)
___________

(a)	Fair value amount is based on the exchange rate of the euro at June 30, 2017, as applicable.

CPA®:18 – Global 6/30/2017 10-Q – 22

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2017 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2017
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	27	10,434	EUR	$2,455
Foreign currency collars	51	32,873	EUR	(1,500)
Foreign currency forward contracts	21	33,249	NOK	1,042
Foreign currency collars	21	49,970	NOK	151
Designated as Net Investment Hedging Instruments
Foreign currency collars	4	24,740	NOK	164
Foreign currency forward contracts	3	5,773	NOK	90
				$2,402

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2017. At June 30, 2017, our total credit exposure was $3.2 million and the maximum exposure to any single counterparty was $2.4 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.7 million and $1.2 million at June 30, 2017 and December 31, 2016, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2017 or December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $3.0 million and $1.3 million, respectively.

Note 9. Non-Recourse Mortgages and Bonds Payable

At June 30, 2017, our debt bore interest at fixed annual rates ranging from 1.6% to 5.8% and variable contractual annual rates ranging from 1.6% to 5.1%, with maturity dates from 2018 to 2039.

CPA®:18 – Global 6/30/2017 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Financing Activity During 2017

During the six months ended June 30, 2017, we obtained four non-recourse mortgage financings totaling $23.2 million, with a weighted-average annual interest rate of 5.2% and term to maturity of 5.7 years. In addition, we refinanced two non-recourse mortgage loans for a total of $17.0 million with a weighted-average interest rate of 2.6% and term to maturity of 4.5 years. We had an additional draw down of $3.9 million (based on the exchange rate of the euro at the date of the draw down) on our senior construction-to-term mortgage loan related to the development of an office building located in Eindhoven, the Netherlands. The loan bears an interest rate of Euro Interbank Offered Rate, or EURIBOR, plus 2.5% for each draw down unless EURIBOR is below zero, in which case the margin of 2.5% plus the liquidity spread of 0.7% for a total interest rate of 3.2% will be applied. Subsequent to completion of the development project, this loan will be converted to a seven-year term loan, at which time it will bear a fixed interest rate of 1.8%.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$2,923
2018	28,328
2019	7,008
2020	124,385
2021	169,231
Thereafter through 2039	885,869
1,217,744
Unamortized deferred financing costs	(8,747)
Unamortized premium, net	1,018
Total	$1,210,015

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2017.

The carrying value of our Non-recourse mortgages, net and Bonds payable, net increased by $25.2 million in the aggregate from December 31, 2016 to June 30, 2017, reflecting the impact of the weakening of the U.S. dollar relative to certain foreign currencies (primarily the euro) during the same period.

Note 10. Commitments and Contingencies

At June 30, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:18 – Global 6/30/2017 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Net Income (Loss) Per Share and Equity

Basic and Diluted Income (Loss) Per Share

The following table presents net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Net Loss Per Share
Class A common stock	109,533,769	$4,600	$0.04	105,182,645	$(7,882)	$(0.07)
Class C common stock	31,030,596	1,184	0.04	29,928,571	(2,330)	(0.08)
Net income (loss) attributable to CPA®:18 – Global		$5,784			$(10,212)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Net Loss Per Share
Class A common stock	108,998,427	$5,179	$0.05	104,577,599	$(9,485)	$(0.09)
Class C common stock	30,898,107	1,226	0.04	29,843,149	(2,924)	(0.10)
Net income (loss) attributable to CPA®:18 – Global		$6,405			$(12,409)

The allocation of Net income (loss) attributable to CPA®:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For the three and six months ended June 30, 2017, the allocation for Class A common stock excluded $0.1 million and $0.2 million of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability, which is only applicable to Class C common stock (Note 3). For the three and six months ended June 30, 2016, the allocation for Class A common stock excluded $0.1 million and $0.2 million of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability, which is only applicable to Class C common stock (Note 3).

Distributions

Distributions are declared at the discretion of our board of directors and are not guaranteed. During the three months ended June 30, 2017, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1382 per share for our Class C common stock, which was paid on July 14, 2017 to stockholders of record on June 30, 2017, in the amount of $21.4 million.

During the six months ended June 30, 2017, our board of directors declared distributions in the aggregate amount of $34.1 million per share for our Class A common stock and $8.5 million per share for our Class C common stock, which equates to $0.3126 and $0.2762 per share, respectively.

CPA®:18 – Global 6/30/2017 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2017
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,130	$(63,665)	$(58,535)
Other comprehensive income before reclassifications	(3,599)	19,541	15,942
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	186	—	186
Other income and (expenses)	(411)	—	(411)
Net current-period Other comprehensive income	(3,824)	19,541	15,717
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(2,265)	(2,265)
Ending balance	$1,306	$(46,389)	$(45,083)

	Three Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,515	$(41,782)	$(40,267)
Other comprehensive loss before reclassifications	173	(10,788)	(10,615)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	218	—	218
Other income and (expenses)	(296)	—	(296)
Net current-period Other comprehensive loss	95	(10,788)	(10,693)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	1,193	1,193
Ending balance	$1,610	$(51,377)	$(49,767)

CPA®:18 – Global 6/30/2017 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,587	$(67,291)	$(61,704)
Other comprehensive income before reclassifications	(3,824)	23,697	19,873
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	402	—	402
Other income and (expenses)	(859)	—	(859)
Net current-period Other comprehensive income	(4,281)	23,697	19,416
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(2,795)	(2,795)
Ending balance	$1,306	$(46,389)	$(45,083)

	Six Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,360	$(55,676)	$(50,316)
Other comprehensive income before reclassifications	(3,512)	5,776	2,264
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	430	—	430
Other income and (expenses)	(668)	—	(668)
Net current-period Other comprehensive income	(3,750)	5,776	2,026
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(1,477)	(1,477)
Ending balance	$1,610	$(51,377)	$(49,767)

CPA®:18 – Global 6/30/2017 10-Q – 27

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (a)	2017	2016 (a)
Net Lease
Revenues (b)	$28,882	$27,169	$56,252	$54,631
Operating expenses (c) (d)	(18,319)	(15,438)	(34,355)	(30,722)
Interest expense	(6,999)	(7,263)	(13,994)	(14,580)
Other income and expenses, excluding interest expense	540	640	745	711
(Provision for) benefit from income taxes	(705)	405	(639)	226
Loss on sale of real estate, net of tax	—	—	—	(63)
Net income attributable to noncontrolling interests	(198)	(376)	(436)	(835)
Net income attributable to CPA®:18 – Global	$3,201	$5,137	$7,573	$9,368
Self Storage
Revenues	$13,856	$12,397	$27,049	$22,706
Operating expenses (e)	(11,663)	(16,500)	(23,752)	(30,248)
Interest expense	(3,039)	(2,734)	(6,044)	(4,995)
Other income and expenses, excluding interest expense (f)	(308)	(9)	(406)	(17)
Provision for income taxes	(48)	(56)	(125)	(91)
Net loss attributable to CPA®:18 – Global	$(1,202)	$(6,902)	$(3,278)	$(12,645)
Multi Family
Revenues	$6,452	$5,439	$12,620	$10,756
Operating expenses	(4,554)	(4,131)	(8,880)	(8,048)
Interest expense	(1,434)	(1,211)	(2,586)	(2,419)
Other income and expenses, excluding interest expense	3	—	4	—
Provision for income taxes	(200)	(51)	(227)	(79)
Net income attributable to noncontrolling interests	34	(2)	23	(7)
Net income attributable to CPA®:18 – Global	$301	$44	$954	$203
All Other
Revenues	$1,783	$710	$3,532	$1,420
Operating expenses	(2)	—	(10)	—
Net income attributable to CPA®:18 – Global	$1,781	$710	$3,522	$1,420
Corporate
Unallocated Corporate Overhead (g)	$3,889	$(6,821)	$1,495	$(7,098)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(2,186)	$(2,380)	$(3,861)	$(3,657)
Total Company
Revenues	$50,973	$45,715	$99,453	$89,513
Operating expenses	(39,130)	(40,030)	(76,105)	(77,513)
Interest expense	(11,791)	(10,320)	(23,244)	(20,680)
Other income and expenses, excluding interest expense	9,205	(2,952)	11,768	1,033
(Provision for) benefit from income taxes	(1,123)	133	(1,193)	(200)
Loss on sale of real estate, net of tax	—	—	—	(63)
Net income attributable to noncontrolling interests	(2,350)	(2,758)	(4,274)	(4,499)
Net income (loss) attributable to CPA®:18 – Global	$5,784	$(10,212)	$6,405	$(12,409)

CPA®:18 – Global 6/30/2017 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

	Total Assets
	June 30, 2017	December 31, 2016
Net Lease (h)	$1,537,643	$1,453,148
Self Storage	406,343	410,781
Multi Family (h)	260,193	230,509
All Other	66,913	66,936
Corporate	25,109	48,072
Total Company	$2,296,201	$2,209,446
__________

(a)	Amounts for the three and six months ended June 30, 2016 are presented to conform to the three reportable business segment presentation for the current period.

(b)
We recognized straight-line rent adjustments of $1.1 million and $1.0 million during the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively, which increased Lease revenues within our consolidated financial statements for each period.

(c)
In April 2016, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our tenant, which is currently experiencing financial distress and recently received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $1.0 million and $2.0 million during the three and six months ended June 30, 2017, respectively.

(d)
As a result of financial difficulties and uncertainty regarding future rent collections from a tenant in Stavanger, Norway, we recorded bad debt expense of $0.6 million and $1.1 million during the three and six months ended June 30, 2017, respectively.

(e)	Includes acquisition expenses incurred in connection with self-storage transactions. Since adopting ASU 2017-01 as of January 1, 2017 (Note 2), no acquisitions have been deemed business combinations.

(f)	Includes Equity in losses of equity method investment in real estate.

(g)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(h)
On January 31, 2017, construction commenced on one of our previously acquired build-to-suit investments located in Cardiff, United Kingdom. Upon commencement of construction, the net investment was reclassified to Real estate under construction from Net investments in direct financing leases (Note 4). As the build-to-suit is intended to be a student-housing development, we reclassified the net investment to Multi Family from Net Lease during 2017.

Note 13. Subsequent Event

On August 4, 2017, we repaid $15.2 million of loans outstanding to WPC (Note 3).

CPA®:18 – Global 6/30/2017 10-Q – 29

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

Significant Developments

Non-Traded Retail Fundraising Platform Closure

On June 15, 2017, WPC’s board of directors approved a plan to exit all non-traded retail fundraising activities carried out by its wholly-owned broker-dealer subsidiary, Carey Financial, effective June 30, 2017. We will pay the annual distribution and shareholder servicing fees directly to the selected dealers rather than through Carey Financial beginning with the fees for the third quarter of 2017. There is no change in the amount of distribution and shareholder servicing fees that we incur.

Net Asset Value

Our Advisor calculated our quarterly NAVs as of March 31, 2017 in accordance with our valuation policies and on June 16, 2017, we announced that our Advisor had determined that the quarterly NAV for both our Class A and Class C common stock was $7.90, unchanged from December 31, 2016. Our Advisor calculated our NAVs by relying in part on a prior appraisal of the fair market value of our real estate portfolio as of December 31, 2015, an updated appraisal of the fair market value of approximately an additional 25% of our real estate portfolio as of September 30, 2016, an updated appraisal of the fair market value of approximately 25% of our real estate portfolio as of December 31, 2016, an updated appraisal of the fair market value of approximately 25% of our real estate portfolio as of March 31, 2017 and updated estimates of the fair market value of debt as of March 31, 2017, all provided by an independent third party, as described below. Our Advisor then updated the prior appraisal and the updated appraisals of our real estate portfolio and adjusted the resulting net equity of our real estate portfolio for certain items. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. The majority of our costs associated with development projects, which are not yet generating income, is included in Real estate under construction in our consolidated financial statements and was approximately $140.5 million as of June 30, 2017. For additional information on our calculation of our quarterly NAVs at March 31, 2017, please see our Current Report on Form 8-K dated June 16, 2017. Our Advisor currently intends to determine our NAVs as of June 30, 2017 during the third quarter of 2017.

CPA®:18 – Global 6/30/2017 10-Q – 30

Beginning with our quarterly NAVs as of September 30, 2016, we obtain a rolling appraisal of the fair market value of our real estate portfolio, whereby approximately 25% of our real estate assets (based on asset value) is appraised each quarter and we continue to obtain estimates of the fair market value of our debt as of the respective balance sheet date, both to be provided by an independent third party. Since the quarterly NAV estimates are not based on a full appraisal of the entire portfolio, to the extent any estimated NAV per share adjustments are within +/- 1% of the previously disclosed NAV per share, the quarterly NAV per share will remain unchanged. We monitor properties not appraised during the quarter to identify ones that may have experienced a significant event and obtain updated third-party appraisals for such properties.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. At June 30, 2017, the accrual for the distribution and shareholder servicing fee was $6.6 million.

Acquisition and Financing Activity

During the six months ended June 30, 2017, we acquired one new investment for an aggregate amount of $8.2 million and purchased a vacant parcel of land for a self-storage development project as part of our joint venture with a third party for $5.1 million, which is based on the exchange rate of the Canadian dollar at the date of acquisition. Additionally, we made our final payment to the developer for a build-to-suit project located in Eindhoven, the Netherlands for $18.7 million, which is based on the exchange rate of the euro on the date of the acquisition.

During the six months ended June 30, 2017, we obtained mortgage financing totaling $23.2 million and refinanced non-recourse mortgage loans totaling $17.0 million. In addition, we had an additional draw down of $3.9 million (based on the exchange rate of the euro at the date of the draw down) on our senior construction-to-term mortgage loan. During the six months ended June 30, 2017, we borrowed $11.2 million from WPC and repaid $4.5 million (Note 3).

CPA®:18 – Global 6/30/2017 10-Q – 31

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We expect to make these investments both domestically and internationally. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased, jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	June 30, 2017	December 31, 2016
Number of net-leased properties (a)	59	59
Number of operating properties (b)	78	76
Number of tenants (a)	101	103
Total square footage (in thousands)	16,838	16,259
Occupancy — Single-tenant	100.0%	100.0%
Occupancy — Multi-tenant	93.4%	98.4%
Occupancy — Self-storage	92.8%	91.0%
Occupancy — Multi-family	93.2%	93.9%
Weighted-average lease term — Single-tenant properties (in years)	10.6	10.8
Weighted-average lease term — Multi-tenant properties (in years)	7.4	7.1
Number of countries	11	11
Total assets (consolidated basis in thousands)	$2,296,201	$2,209,446
Net investments in real estate (consolidated basis in thousands) (c)	2,049,574	1,953,153

	Six Months Ended June 30,
(dollars in thousands, except exchange rate)	2017	2016
Acquisition volume — consolidated (d) (e)	$39,363	$141,306
Acquisition volume — pro rata (d) (e) (f)	56,182	156,840
Financing obtained — consolidated	44,159	101,245
Financing obtained — pro rata (f)	47,138	101,245
Average U.S. dollar/euro exchange rate	1.0821	1.1158
Average U.S. dollar/Norwegian krone exchange rate	0.1180	0.1184
Average U.S. dollar/British pound sterling exchange rate	1.2582	1.4335
Change in the U.S. CPI (g)	1.5%	1.9%
Change in the Harmonized Index of Consumer Prices (g)	0.6%	0.5%
Change in the Norwegian CPI (g)	1.3%	2.9%
__________

(a)
Represents our single-tenant and multi-tenant properties within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum ABR for the property. See Terms and Definitions below for a description of ABR.

(b)	At June 30, 2017, our operating portfolio consisted of 69 self-storage properties and nine multi-family properties, all of which are managed by third parties.

(c)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, Net investments in real estate as of December 31, 2016 has been revised to conform to the current period presentation (Note 2).

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

CPA®:18 – Global 6/30/2017 10-Q – 32

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at June 30, 2017. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	$5,788	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	5,646	6%
Konzum d.d. (a) (b)	Retail	Grocery	Split, Zadar, Zagreb (3), Croatia	5,176	6%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	4,990	5%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,538	5%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	4,305	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	3,776	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	3,692	4%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,568	4%
Board of Regents, State of Iowa	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	3,512	4%
Total				$44,991	49%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)
In April 2016, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts Konzum d.d., which is currently experiencing financial distress and recently received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $1.0 million and $2.0 million during the three and six months ended June 30, 2017, respectively.

CPA®:18 – Global 6/30/2017 10-Q – 33

Portfolio Diversification by Geography
(dollars in thousands)

Region	ABR	Percent
United States
Midwest	$22,261	24%
South	11,493	12%
East	3,414	4%
West	420	1%
U.S. Total	37,588	41%

International
The Netherlands	14,615	16%
Norway	13,770	15%
Germany	5,402	6%
Croatia	5,176	6%
Mauritius	4,990	5%
Poland	4,371	5%
United Kingdom	3,400	4%
Slovakia	2,143	2%
International Total	53,867	59%
Total	$91,455	100%

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	ABR	Percent
Office	$46,497	51%
Industrial	12,674	14%
Warehouse	12,165	13%
Retail	11,258	12%
Hotel	8,861	10%
Total	$91,455	100%

CPA®:18 – Global 6/30/2017 10-Q – 34

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Banking	$10,093	11%
Grocery	8,953	10%
Hotel, Gaming, and Leisure	8,902	10%
Sovereign and Public Finance	7,053	8%
Containers, Packaging, and Glass	5,646	6%
Capital Equipment	5,308	6%
Retail Stores	5,071	6%
Insurance	4,579	5%
Business Services	4,136	4%
Utilities: Electric	3,952	4%
Oil and Gas	3,749	4%
Metals and Mining	3,327	4%
High Tech Industries	3,243	4%
Media: Advertising, Printing, and Publishing	3,214	4%
Healthcare and Pharmaceutical	2,198	2%
Consumer Services	2,029	2%
Automotive	1,956	2%
Construction and Building	1,771	2%
Non-Durable Consumer Goods	1,262	1%
Telecommunications	1,038	1%
Electricity	1,027	1%
Wholesale	988	1%
Other (a)	1,960	2%
Total	$91,455	100%
__________

(a)	Includes ABR from tenants in the following industries: cargo transportation, durable consumer goods, and environmental industries.

CPA®:18 – Global 6/30/2017 10-Q – 35

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a) (b)	Number of Leases Expiring	ABR	Percent
Remaining 2017	4	$267	—%
2018	5	250	1%
2019	6	973	1%
2020	7	1,226	1%
2021	6	1,290	1%
2022	8	2,035	2%
2023	13	14,844	16%
2024	10	5,033	6%
2025	9	6,789	7%
2026	8	6,752	7%
2027	8	6,016	7%
2028	5	7,973	9%
2029	5	9,407	10%
2030	6	4,335	5%
Thereafter	17	24,265	27%
Total	117	$91,455	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)
These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent pro rata ABR of $3.4 million. All the years listed above include multi-tenant properties, except 2026.

CPA®:18 – Global 6/30/2017 10-Q – 36

Operating Properties

At June 30, 2017, our operating portfolio consisted of 69 self-storage properties, which had an average occupancy rate of 92.8%, and nine multi-family properties, which had an average occupancy rate of 93.2%. At June 30, 2017, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	23	2,277
Texas	13	1,201
California	10	860
Georgia	5	593
Nevada	3	243
Delaware	3	241
North Carolina	2	403
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
District of Columbia	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	71	6,523
Canada (a)	4	150
United Kingdom (b)	3	103
International Total	7	253
Total	78	6,776
__________

(a)	Represents four build-to-suit projects for self-storage facilities.

(b)	Includes two build-to-suit projects for student-housing developments.

CPA®:18 – Global 6/30/2017 10-Q – 37

Build-to-Suit and Development Projects

As of June 30, 2017, we had the following consolidated development properties and joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)
Q3 2017	Hotel	Munich, Germany	94.9%	1	244,176	$73,312	$64,936
Q4 2017	Hotel	Stuttgart, Germany (d)	94.9%	1	244,513	3,513	3,513
Q3 2018	Student Housing	Portsmouth, England	97.0%	1	126,807	63,688	16,193
Q3 2018	Student Housing	Cardiff, Wales	94.5%	1	96,983	38,529	12,844
TBD	Office/Student Housing	Accra, Ghana (e)	100.0%	6	506,537	60,630	22,990
				10	1,219,016	$239,672	120,476
Third-party contributions (f)							(904)
Total							$119,572
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)
Amounts related to certain of our build-to-suit projects are denominated in a foreign currency. For these projects, amounts are based on their respective spot rates as of June 30, 2017, where applicable.

(c)
Amounts presented include certain costs that have been fully funded as of June 30, 2017 and are included in Other assets, net but not yet used in construction and therefore not included in Real estate under construction. These amounts also exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)	This project relates to a build-to-suit expansion of an existing hotel, which we have fully funded but was still under development as of June 30, 2017.

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

As of June 30, 2017, we had the following unconsolidated development properties and joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location (a) (d)	Ownership Percentage (b)	Number of Buildings	Square Footage	Estimated Project Totals (c)	Amount Funded (c)
Q2 2018	Self Storage	Vaughan, Canada	90.0%	1	105,150	$15,197	$11,418
Q2 2018	Self Storage	Toronto, Canada	90.0%	1	119,000	16,303	5,589
Q3 2018	Self Storage	Vaughan, Canada	90.0%	1	95,475	14,970	2,778
				3	319,625	$46,470	$19,785
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

(b)
Represents our expected ownership percentage upon the completion of each respective development project. As of June 30, 2017, the joint-venture partner had not yet purchased its 10% equity interest, which will be funded by the distributions they are eligible to receive upon the properties being placed into service (Note 4).

(c)
Amounts related to our Canadian build-to-suit projects are denominated in Canadian dollars, which have been partially funded with third-party financing. For these projects, U.S. dollar amounts are based on their respective exchange rate as of June 30, 2017.

CPA®:18 – Global 6/30/2017 10-Q – 38

(d)
During the six months ended June 30, 2017, we commenced operations in two Canadian self-storage facilities upon the completion of distinct phases of the overall development, and as a result, placed $9.3 million and $10.1 million of the total amounts for these projects into service. During the three and six months ended June 30, 2017, we incurred losses of $0.2 million and $0.3 million, respectively, relating to these distinct phases of the projects, which are included in Equity in losses of equity method investment in real estate on our consolidated financial statements.

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of the jointly owned investments’ financial statement line items by our percentage ownership and adding those amounts to or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in such jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, and reflects exchange rates as of the date of this Report. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$50,973	$45,715	$99,453	$89,513
Acquisition expenses	(7)	2,816	45	4,711
Net income (loss) attributable to CPA®:18 – Global	5,784	(10,212)	6,405	(12,409)

Cash distributions paid	21,215	20,256	42,210	40,334

Net cash provided by operating activities			39,761	32,293
Net cash used in investing activities			(56,523)	(114,786)
Net cash (used in) provided by financing activities			(1,884)	41,541

Supplemental financial measures:
FFO attributable to CPA®:18 – Global (a)	23,072	9,672	41,154	26,562
MFFO attributable to CPA®:18 – Global (a)	12,796	14,916	27,695	28,605
Adjusted MFFO attributable to CPA®:18 – Global (a)	13,350	15,098	28,861	28,946
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

Total revenues improved for both the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily as a result of the accretive impact of our investments acquired during 2016 and 2017.

CPA®:18 – Global 6/30/2017 10-Q – 39

Net income attributable to CPA®:18 – Global and FFO improved for both the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily as a result of the accretive impact of our investments acquired during 2016 and 2017. Additional improvements resulted from an increase in realized and unrealized foreign currency transaction gains related to our international investments, as well as a decrease in acquisition expenses.

MFFO and Adjusted MFFO decreased for both the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily due to provisions for bad debt expense related to two tenants and an increase in interest expense. Additionally, MFFO decreased as a result of an increase in deferred taxes relating to our investment in Mauritius.

CPA®:18 – Global 6/30/2017 10-Q – 40

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues
Lease revenues	$25,448	$24,124	$1,324	$49,782	$48,588	$1,194
Other real estate income - operating property revenues	20,316	17,842	2,474	39,696	33,479	6,217
Reimbursable tenant costs	3,201	3,006	195	6,167	5,776	391
Interest income and other	2,008	743	1,265	3,808	1,670	2,138
	50,973	45,715	5,258	99,453	89,513	9,940
Operating Expenses
Depreciation and amortization:
Net-leased properties	11,009	11,470	(461)	21,616	22,994	(1,378)
Operating properties	7,719	9,922	(2,203)	16,063	18,901	(2,838)
	18,728	21,392	(2,664)	37,679	41,895	(4,216)
Property expenses:
Operating properties	8,448	7,837	611	16,482	14,627	1,855
Net-leased properties	4,241	997	3,244	6,775	2,077	4,698
Reimbursable tenant costs	3,201	3,006	195	6,167	5,776	391
Asset management fees	2,767	2,468	299	5,476	4,877	599
	18,657	14,308	4,349	34,900	27,357	7,543
General and administrative	1,752	1,514	238	3,481	3,550	(69)
Acquisition and other expenses	(7)	2,816	(2,823)	45	4,711	(4,666)
	39,130	40,030	(900)	76,105	77,513	(1,408)
Other Income and Expenses
Interest expense	(11,791)	(10,320)	(1,471)	(23,244)	(20,680)	(2,564)
Other income and (expenses)	9,459	(2,952)	12,411	12,121	1,033	11,088
Equity in losses of equity method investment in real estate	(254)	—	(254)	(353)	—	(353)
	(2,586)	(13,272)	10,686	(11,476)	(19,647)	8,171
Income (loss) before income taxes and loss on sale of real estate	9,257	(7,587)	16,844	11,872	(7,647)	19,519
(Provision for) benefit from income taxes	(1,123)	133	(1,256)	(1,193)	(200)	(993)
Income (loss) before loss on sale of real estate	8,134	(7,454)	15,588	10,679	(7,847)	18,526
Loss on sale of real estate, net of tax	—	—	—	—	(63)	63
Net Income (Loss)	8,134	(7,454)	15,588	10,679	(7,910)	18,589
Net income attributable to noncontrolling interests	(2,350)	(2,758)	408	(4,274)	(4,499)	225
Net Income (Loss) Attributable to CPA®:18 – Global	$5,784	$(10,212)	$15,996	$6,405	$(12,409)	$18,814

CPA®:18 – Global 6/30/2017 10-Q – 41

Lease Composition and Leasing Activities

As of June 30, 2017, approximately 59.1% of our leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the U.S. CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 36.7% of our leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 3.1% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the three months ended June 30, 2017, we did not enter into any new leases or modify any existing leases.

During the six months ended June 30, 2017, we signed one lease extension with an existing tenant totaling 5,400 square feet of leased space. The new rent for the lease extension remained at $19.66 per square foot.

CPA®:18 – Global 6/30/2017 10-Q – 42

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to Net income (loss) attributable to CPA®:18 – Global (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Existing Net-Leased Properties
Lease revenues	$24,465	$24,124	$341	$48,773	$48,588	$185
Depreciation and amortization	(10,669)	(11,473)	804	(21,260)	(22,997)	1,737
Property expenses	(4,123)	(997)	(3,126)	(6,608)	(2,077)	(4,531)
Property level contribution	9,673	11,654	(1,981)	20,905	23,514	(2,609)
Recently Acquired Net-Leased Properties
Lease revenues	983	—	983	1,009	—	1,009
Depreciation and amortization	(340)	—	(340)	(357)	—	(357)
Property expenses	(118)	—	(118)	(167)	—	(167)
Property level contribution	525	—	525	485	—	485
Existing Operating Properties
Revenues	17,570	16,064	1,506	34,306	31,367	2,939
Depreciation and amortization	(5,863)	(8,520)	2,657	(12,379)	(17,200)	4,821
Property expenses	(7,610)	(7,356)	(254)	(14,746)	(14,033)	(713)
Property level contribution	4,097	188	3,909	7,181	134	7,047
Recently Acquired Operating Properties
Revenues	2,746	1,778	968	5,390	2,112	3,278
Depreciation and amortization	(1,856)	(1,399)	(457)	(3,683)	(1,698)	(1,985)
Property expenses	(838)	(481)	(357)	(1,736)	(594)	(1,142)
Property level contribution	52	(102)	154	(29)	(180)	151
Property Level Contribution	14,347	11,740	2,607	28,542	23,468	5,074
Add other income:
Interest income and other	2,008	743	1,265	3,808	1,670	2,138
Less other expenses:
Asset management fees	(2,767)	(2,468)	(299)	(5,476)	(4,877)	(599)
General and administrative	(1,752)	(1,514)	(238)	(3,481)	(3,550)	69
Acquisition expenses	7	(2,816)	2,823	(45)	(4,711)	4,666
Other Income and Expenses
Interest expense	(11,791)	(10,320)	(1,471)	(23,244)	(20,680)	(2,564)
Other income and (expenses)	9,459	(2,952)	12,411	12,121	1,033	11,088
Equity in losses of equity method investment in real estate	(254)	—	(254)	(353)	—	(353)
	(2,586)	(13,272)	10,686	(11,476)	(19,647)	8,171
Income (loss) before income taxes and loss on sale of real estate	9,257	(7,587)	16,844	11,872	(7,647)	19,519
(Provision for) benefit from income taxes	(1,123)	133	(1,256)	(1,193)	(200)	(993)
Income (loss) before loss on sale of real estate	8,134	(7,454)	15,588	10,679	(7,847)	18,526
Loss on sale of real estate, net of tax	—	—	—	—	(63)	63
Net Income (Loss)	8,134	(7,454)	15,588	10,679	(7,910)	18,589
Net income attributable to noncontrolling interests	(2,350)	(2,758)	408	(4,274)	(4,499)	225
Net Income (Loss) Attributable to CPA®:18 – Global	$5,784	$(10,212)	$15,996	$6,405	$(12,409)	$18,814

CPA®:18 – Global 6/30/2017 10-Q – 43

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

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2016. For the periods presented, there were 54 existing net-leased properties.

For the three and six months ended June 30, 2017 compared to the same periods in 2016, property level contribution for existing net-leased properties decreased by $2.0 million and $2.6 million, respectively, primarily due to increased property expenses resulting from bad debt expense of $1.6 million and $3.0 million, respectively, associated with two of our jointly-owned investments during 2017.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2015. For the periods presented, there were three recently acquired net-leased properties.

For the three and six months ended June 30, 2017, compared to the same periods in 2016, property level contribution from recently acquired net-leased properties increased by $0.5 million, primarily due to an increase in revenues relating to leases associated with an acquisition in the first quarter of 2017 and two build-to-suits placed into service during the second quarter of 2017.

Existing Operating Properties

Existing operating properties are those we acquired prior to January 1, 2016. For the periods presented, there were 62 existing operating properties.

For the three months ended June 30, 2017 compared to the same period in 2016, property level contribution from existing operating properties increased by $3.9 million, primarily due to an increase in revenues of $1.5 million and a decrease in depreciation and amortization expense of $2.7 million. The increase in revenues was primarily due to an increase of the average occupancy rate for our self-storage properties from June 30, 2016 to June 30, 2017, which rose from 91.6% to 92.8%, respectively. The decrease in depreciation and amortization expense was primarily due to in-place lease intangible assets becoming fully amortized subsequent to June 30, 2016.

For the six months ended June 30, 2017, compared to the same period in 2016, property level contribution from existing operating properties increased by $7.0 million, primarily due to an increase in revenues of $2.9 million and a decrease in depreciation and amortization expense of $4.8 million. The increase in revenues was primarily due to an increase of the average occupancy rate for our self-storage properties from June 30, 2016 to June 30, 2017, which rose from 91.6% to 92.8%, respectively. The decrease in depreciation and amortization expense was primarily due to in-place lease intangible assets becoming fully amortized subsequent to June 30, 2016.

Recently Acquired Operating Properties

Recently acquired operating properties are those that we acquired or placed into service subsequent to December 31, 2015. For the periods presented, there were ten recently acquired operating properties.

For the three months ended June 30, 2017, compared to the same period in 2016, property level contribution from recently acquired operating properties remained substantially flat due to increased lease revenues of $1.0 million being offset by increased depreciation and amortization expense and property expenses of $0.5 million and $0.4 million, respectively. These increases were due to the operating properties we acquired and placed into service, primarily a completed student-housing development, during 2016 and 2017.

CPA®:18 – Global 6/30/2017 10-Q – 44

For the six months ended June 30, 2017, compared to the same period in 2016, property level contribution from recently acquired operating properties remained substantially flat due to increased lease revenues of $3.3 million being offset by increased depreciation and amortization expense and property expenses of $2.0 million and $1.1 million, respectively. These increases were due to the operating properties we acquired and placed into service, primarily a completed student-housing development, during 2016 and 2017.

Other Revenues and Expenses

Interest Income and Other

For the three and six months ended June 30, 2017, compared to the same periods in 2016, interest income and other increased by $1.3 million and $2.1 million, respectively, primarily due to interest earned on our mezzanine loan investment that was acquired in November 2016.

Property Expenses — Asset Management Fees

For the three and six months ended June 30, 2017, compared to the same periods in 2016, asset management fees increased by $0.3 million and $0.6 million, respectively, due to investment volume during 2017 and 2016, which increased the asset base from which our Advisor earns a fee.

General and Administrative

For the three months ended June 30, 2017, compared to the same period in 2016, general and administrative expenses increased by $0.2 million, primarily due to an increase in personnel and overhead expenses reimbursed to our Advisor of $0.1 million. The increase was due to our higher trailing four quarters of reported revenues compared to those of the Managed Programs during the three months ended June 30, 2017.

For the six months ended June 30, 2017, compared to the same period 2016, general and administrative expenses remained relatively flat.

Acquisition Expenses

For the three and six months ended June 30, 2017, compared to the same periods in 2016, acquisition expenses decreased by $2.8 million and $4.7 million, respectively, primarily due to a decrease in investment volume for acquisitions that were deemed to be business combinations, for which fees are required to be expensed under current accounting guidance, due to our early adoption, on January 1, 2017, of ASU 2017-01, which clarified when transactions should be accounted for as acquisitions of assets or businesses (Note 2).

Interest Expense

Our interest expense is directly impacted by the mortgage loans or other financing obtained or assumed in connection with our investing activity (Note 9). For the three and six months ended June 30, 2017, compared to the same periods in 2016, interest expense increased by $1.5 million and $2.6 million, respectively, primarily due to an increase in mortgage and bond financing obtained or assumed in connection with our investing activity during the respective periods. Our average outstanding debt balance was $1.2 billion and $1.1 billion during both the three and six months ended June 30, 2017 and 2016, respectively. Our weighted-average interest rate was 4.1% during both the three and six months ended June 30, 2017 and 2016, respectively.

CPA®:18 – Global 6/30/2017 10-Q – 45

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

For the three months ended June 30, 2017, we recognized net other income of $9.5 million, which was primarily comprised of $8.5 million of realized and unrealized foreign currency transaction gains related to our international investments, primarily related to our short-term intercompany loans, $0.4 million of realized gains recognized on foreign currency forward contracts and collars, and $0.4 million of gains recognized on the change in fair value of rent guarantees.

For the six months ended June 30, 2017, we recognized net other income of $12.1 million, which was primarily comprised of $10.5 million of realized and unrealized foreign currency transaction gains related to our international investments, $0.8 million of realized gains recognized on foreign currency forward contracts and collars, and $0.5 million of gains recognized on the change in the fair value of rent guarantees.

For the three months ended June 30, 2016, we recognized net other expenses of $3.0 million, which was primarily comprised of $4.3 million of realized and unrealized foreign currency transaction losses related to our international investments, partially offset by $0.9 million of gains recognized on a change in fair value of rent guarantees and $0.3 million of gains recognized on foreign currency forward contracts and collars.

For the six months ended June 30, 2016, we recognized net other income of $1.0 million, which was primarily comprised of the $0.9 million of gains recognized on the change in fair value of rent guarantees, $0.7 million of gains recognized on derivatives, and $0.2 million of interest income received on our cash balances held with financial institutions, partially offset by $0.8 million of realized and unrealized foreign currency transaction losses related to our international investments.

Equity in Losses of Equity Method Investment in Real Estate

For the three and six months ended June 30, 2017, we recognized equity in losses of equity method investment in real estate of $0.3 million and $0.4 million, respectively, which were primarily due to the commencement of operations in one Canadian self-storage facility upon the completion of a distinct phase of the overall development in July 2016.

(Provision for) Benefit from Income Taxes

Our provision for income taxes is primarily related to our international properties.

For the three and six months ended June 30, 2017 compared to the same periods in 2016, provision for income taxes increased by $1.3 million and $1.0 million, respectively, primarily due to an increased overall tax rate for our property located in Mauritius. Additionally, a higher tax provision resulted from revenue generated from a building expansion that was placed into service in Slovakia subsequent to June 30, 2016.

Net Income Attributable to Noncontrolling Interests

For the three months ended June 30, 2017, compared to the same period in 2016, net income attributable to noncontrolling interests decreased by $0.4 million, primarily due to the bad debt expense associated with two jointly owned investments.

For the six months ended June 30, 2017, compared to the same period in 2016, net income attributable to noncontrolling interest decreased by $0.2 million, primarily due to the bad debt expense associated with two jointly owned investments, offset by an increase in the available cash generated by the Operating Partnership, which we refer to as the Available Cash Distribution (Note 3).

CPA®:18 – Global 6/30/2017 10-Q – 46

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

Sources and Uses of Cash During the Period

We closed our initial public offering on April 2, 2015 and have invested the proceeds of that offering. We expect to continue to invest, primarily in a diversified portfolio of income-producing commercial properties and other real estate-related assets, with our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and bonds payable, and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, proceeds from notes payable to WPC, sales of assets, distributions reinvested in our common stock through our DRIP, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $7.5 million during the six months ended June 30, 2017 as compared the same period in 2016, primarily reflecting the impact of investments acquired during 2016 and 2017.

Investing Activities — Our investing activities are generally comprised of real estate purchases, funding of build-to-suit development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $56.5 million for the six months ended June 30, 2017. This was primarily the result of cash outflows of $30.5 million to fund construction costs of our build-to-suit projects (Note 4), $27.7 million for our real estate investments, $5.6 million for capital contributions to our equity investments, and $3.1 million for capital expenditures on our owned real estate. We also had cash inflows of $12.1 million for value added taxes refunded in connection with real estate acquisitions.

Financing Activities — Net cash used in financing activities totaled $1.9 million for the six months ended June 30, 2017. This was primarily due to cash outflows of $42.2 million related to distributions paid to our stockholders, $8.3 million for distributions to noncontrolling interests, $7.3 million for the repurchase of shares of our common stock pursuant to our redemption program, and $6.3 million for scheduled payments and prepayments of mortgage loan principal. We received cash proceeds of $32.6 million from non-recourse mortgage financings (Note 9), $21.2 million of net proceeds received through our DRIP, $6.7 million net proceeds from notes payable to WPC (Note 3), and $2.3 million contributions from noncontrolling interest.

CPA®:18 – Global 6/30/2017 10-Q – 47

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to continue to seek investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2017, we declared distributions to stockholders of $42.6 million, which were comprised of $20.3 million of cash distributions and $22.3 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through June 30, 2017, we declared distributions to stockholders totaling $259.0 million, which were comprised of cash distributions of $121.4 million and $137.6 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 94.9% and 35.0% of total distributions declared for the six months ended June 30, 2017 and on a cumulative basis through that date, respectively, with the balance funded primarily with proceeds from our offering and, to a lesser extent, other sources. We funded 93.3% of total distributions declared for the six months ended June 30, 2017 from Net cash provided by operating activities. Since inception, we have funded 57.0% of our cumulative distributions from Net cash provided by operating activities, with the remaining 43.0%, or $111.3 million, being funded primarily with proceeds from our offering and, to a lesser extent, other sources. FFO and cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO or cumulative negative cash flow, as applicable, and finally to future period distributions. As we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets. In determining our distribution policy to date, we have placed primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, including ongoing build-to-suit projects that have not yet been placed into service, as well as our anticipated rate of return from any future investments, to assess the sustainability of a particular distribution rate over time.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2017, we received 222 and 40 requests to redeem 822,433 and 127,524 shares of Class A and Class C common stock, respectively, all of which were satisfied as of the date of this Report, at a weighted-average price, net of redemption fees, of $7.77 and $7.55 per share, respectively, totaling $7.3 million for both Class A and Class C common stock. Except for redemptions sought in special circumstances, the redemption price of the shares listed above was 95% of our most recently published NAV. For shares redeemed under special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published NAV.

CPA®:18 – Global 6/30/2017 10-Q – 48

Summary of Financing

The table below summarizes our non-recourse mortgages and bonds payable (dollars in thousands):

	June 30, 2017	December 31, 2016
Carrying Value (a)
Fixed rate	$1,037,284	$1,009,817
Variable rate:
Amount subject to interest rate swaps and caps	100,252	83,007
Amount subject to floating interest rate	40,935	39,319
Amount of variable rate debt subject to interest rate reset features	31,544	25,268
	172,731	147,594
	$1,210,015	$1,157,411
Percent of Total Debt
Fixed rate	86%	87%
Variable rate	14%	13%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.1%	4.1%
Variable rate (a)	3.7%	3.8%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $8.7 million and $8.9 million as of June 30, 2017 and December 31, 2016, respectively, and unamortized premium totaling $1.0 million and $0.5 million as of June 30, 2017 and December 31, 2016, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2017, our cash resources consisted of cash and cash equivalents totaling $55.5 million. Of this amount, $28.8 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. As of June 30, 2017, we had $39.4 million available to borrow under third-party financing arrangements for either funding of construction or mortgage financing upon completion of certain of our build-to-suit and development projects (Note 9), which excludes $41.0 million related to the university complex development site located in Accra, Ghana (Note 4) that is subject to the tenant obtaining a letter of credit. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes. At June 30, 2017, we had $34.2 million of such loans outstanding from WPC. The annual interest rate equaled LIBOR plus 1.1% through February 22, 2017. After that date, the annual interest rate equals LIBOR plus 1.0%.

CPA®:18 – Global 6/30/2017 10-Q – 49

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt servicing payments, as well as other normal recurring operating expenses. Balloon payments totaling $16.4 million on our consolidated mortgage loan obligations to third parties are due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. Additionally, we have two outstanding loans from WPC which are set to mature in October 2017 and May 2018, respectively (Note 3). We expect to fund $90.2 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, net — principal (a)	$1,217,744	$22,313	$53,829	$366,275	$775,327
Interest on borrowings and deferred acquisition fees	305,450	49,053	95,492	81,300	79,605
Capital commitments (b)	154,307	89,488	64,819	—	—
Loan from WPC — principal (c)	34,201	34,201	—	—	—
Operating and other lease commitments (d)	12,254	736	1,436	892	9,190
Deferred acquisition fees — principal (e)	8,835	7,732	1,103	—	—
Annual distribution and shareholder servicing fee (f)	6,560	955	4,048	1,557	—
Asset retirement obligations (g)	2,798	—	—	—	2,798
	$1,742,149	$204,478	$220,727	$450,024	$866,920
__________

(a)
Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. At June 30, 2017, this excludes $8.7 million of deferred financing costs and $1.0 million of unamortized premium, net.

(b)
Capital commitments include our current build-to-suit projects totaling $147.5 million (Note 4), a $6.7 million outstanding commitment on a build-to-suit project that has been placed into service, and $0.1 million related to other construction commitments.

(c)	On August 4, 2017, we repaid $15.2 million of loans outstanding to WPC (Note 13).

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities, which is calculated as our allocable portion of WPC’s future minimum rent amounts using the allocation percentages for overhead reimbursement as of June 30, 2017 (Note 3).

(e)
Represents deferred acquisition fees due to our Advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased.

(f)	Represents the estimated liability for the present value of the remaining annual distribution and shareholder servicing fee in connection with our Class C common stock (Note 3).

(g)
Represents the amount of future obligations estimated for the removal of asbestos and environmental waste in connection with certain of our acquisitions, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2017, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At June 30, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:18 – Global 6/30/2017 10-Q – 50

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. At June 30, 2017, the total equity investment balance for these properties was $20.8 million. The joint venture also had total third-party recourse debt of $17.9 million.

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

CPA®:18 – Global 6/30/2017 10-Q – 51

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

CPA®:18 – Global 6/30/2017 10-Q – 52

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

CPA®:18 – Global 6/30/2017 10-Q – 53

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to CPA®:18 – Global	$5,784	$(10,212)	$6,405	$(12,409)
Adjustments:
Depreciation and amortization of real property	18,795	21,495	37,814	42,100
Loss on sale of real estate, net of tax	—	—	—	63
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	89	—	103	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,596)	(1,611)	(3,168)	(3,192)
Total adjustments	17,288	19,884	34,749	38,971
FFO attributable to CPA®:18 – Global (as defined by NAREIT)	23,072	9,672	41,154	26,562
Adjustments:
Unrealized (gains) losses on foreign currency, derivatives, and other	(8,467)	4,045	(10,502)	596
Straight-line and other rent adjustments (a)	(1,208)	(1,134)	(2,355)	(2,396)
Realized gains on foreign currency, derivatives, and other	(908)	(651)	(1,432)	(1,104)
Amortization of premium/discount on debt investments and fair market value adjustments, net	184	395	610	621
Loss (gain) on extinguishment of debt	54	(12)	54	(12)
Above- and below-market rent intangible lease amortization, net (b)	(35)	(231)	(74)	(492)
Acquisition expenses (c)	(7)	2,816	45	4,711
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	111	16	195	119
Total adjustments	(10,276)	5,244	(13,459)	2,043
MFFO attributable to CPA®:18 – Global	12,796	14,916	27,695	28,605
Adjustments:
Hedging gains	411	298	859	669
Deferred taxes	143	(116)	307	(328)
Total adjustments	554	182	1,166	341
Adjusted MFFO attributable to CPA®:18 – Global	$13,350	$15,098	$28,861	$28,946
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

CPA®:18 – Global 6/30/2017 10-Q – 54

(c)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO and Adjusted MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to the property.

CPA®:18 – Global 6/30/2017 10-Q – 55

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2017, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.8 million (Note 8).

At June 30, 2017, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at June 30, 2017 ranged from 1.6% to 5.8%. The contractual annual interest rates on our variable-rate debt at June 30, 2017 ranged from 1.6% to 5.1%. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2017 (in thousands):

	2017 (a) (Remainder)	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (b)	$2,158	$4,525	$5,154	$116,786	$158,022	$759,824	$1,046,469	$1,049,909
Variable rate debt (b)	$765	$23,803	$1,854	$7,599	$11,209	$126,045	$171,275	$183,379
__________

(a)	Excludes $34.2 million of net loan proceeds from WPC, in aggregate, used to partially finance a new investment and the final payment to the developer for a build-to-suit project (Note 3).

(b)	Amounts are based on the exchange rate at June 30, 2017, as applicable.

CPA®:18 – Global 6/30/2017 10-Q – 56

The estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2017 by an aggregate increase of $55.8 million or an aggregate decrease of $60.8 million, respectively. Annual interest expense on our unhedged variable-rate debt at June 30, 2017 would increase or decrease by $0.4 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at June 30, 2017, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our foreign investments through the second quarter of 2017 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the currencies, and has resulted in a decline in the value of the British pound sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of June 30, 2017, 4% and 35% of our total pro rata ABR was from the United Kingdom and other European Union countries, respectively. Any impact from Brexit on us will depend, in part, on the outcome of the related tariff, trade, regulatory, and other negotiations.  Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2017 during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$20,734	$42,543	$42,596	$41,736	$41,652	$339,726	$528,987
Norwegian krone (c)	7,196	14,290	14,306	14,045	13,359	60,082	123,278
British pound sterling (d)	1,723	3,254	3,150	2,882	2,647	12,219	25,875
	$29,653	$60,087	$60,052	$58,663	$57,658	$412,027	$678,140

CPA®:18 – Global 6/30/2017 10-Q – 57

Scheduled debt service payments (principal and interest) for mortgage notes and bonds payable, for our foreign operations as of June 30, 2017, during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$5,293	$10,058	$10,432	$93,692	$75,426	$99,265	$294,166
Norwegian krone (c)	3,215	5,719	5,719	5,719	48,404	113,187	181,963
British pound sterling (d)	488	974	974	24,702	—	—	27,138
	$8,996	$16,751	$17,125	$124,113	$123,830	$212,452	$503,267
__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2017 of $2.3 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2017 of $0.6 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be an insignificant corresponding change in the projected estimated property-level cash flow at June 30, 2017.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2017.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. While we believe our portfolio is reasonably well-diversified, it does contain concentrations in excess of 10% based on the percentage of our consolidated total revenues or pro rata ABR.

For the six months ended June 30, 2017, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	68% related to domestic properties, which included concentrations of 14% and 13% in Florida and Texas, respectively; and

•	32% related to international properties.

At June 30, 2017, our net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	41% related to domestic properties, which included a concentration of 10% in Illinois;

•	59% related to international properties, which included a concentration in the Netherlands of 16% and Norway of 15%;

•	51% related to office properties, 14% related to industrial properties, 13% related to warehouse properties, 12% related to retail properties, 10% related to hotel properties; and

•	11% related to the banking industry, 10% related to the grocery industry, and 10% related to the hotel, gaming, and leisure industry.

CPA®:18 – Global 6/30/2017 10-Q – 58

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:18 – Global 6/30/2017 10-Q – 59

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2017, we issued 348,033 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $7.90 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception and through June 30, 2017, we have issued a total of 2,915,292 shares of our Class A common stock to our Advisor as consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended June 30, 2017:

	Class A		Class C
2017 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
April	—	$—	—	$—	N/A	N/A
May	—	—	—	—	N/A	N/A
June	529,451	7.67	71,703	7.56	N/A	N/A
Total	529,451		71,703
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended June 30, 2017, we received 133 and 20 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, all such requests were satisfied. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published NAV.

CPA®:18 – Global 6/30/2017 10-Q – 60

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:18 – Global 6/30/2017 10-Q – 61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	August 14, 2017
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	August 14, 2017
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 6/30/2017 10-Q – 62

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith