Form 10-Q
period 2017-09-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2017-11-14
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Registrant has 111,470,894 shares of Class A common stock, $0.001 par value, and 31,562,434 shares of Class C common stock, $0.001 par value, outstanding at November 10, 2017.

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

CPA®:18 – Global 9/30/2017 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,246,813	$990,810
Operating real estate — Land, buildings and improvements	617,490	606,558
Real estate under construction	102,413	182,612
Net investments in direct financing leases	39,285	49,596
In-place lease intangible assets	274,174	260,469
Other intangible assets	35,378	32,082
Investments in real estate	2,315,553	2,122,127
Accumulated depreciation and amortization	(233,418)	(168,974)
Net investments in real estate	2,082,135	1,953,153
Notes receivable	66,500	66,500
Equity investment in real estate	21,159	14,694
Cash and cash equivalents	74,714	72,028
Other assets, net	79,570	79,545
Goodwill	26,447	23,526
Total assets	$2,350,525	$2,209,446
Liabilities and Equity
Debt:
Non-recourse mortgages, net	$1,115,677	$1,019,158
Bonds payable, net	149,765	138,253
Debt, net	1,265,442	1,157,411
Accounts payable, accrued expenses and other liabilities	97,282	69,006
Due to affiliate	29,263	53,711
Deferred income taxes	61,342	42,419
Distributions payable	21,569	20,995
Total liabilities	1,474,898	1,343,542
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 110,334,936 and 107,460,081 shares, respectively, issued and outstanding	110	107
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 31,240,440 and 30,469,144 shares, respectively, issued and outstanding	31	30
Additional paid-in capital	1,250,980	1,222,139
Distributions and accumulated losses	(408,629)	(360,673)
Accumulated other comprehensive loss	(35,195)	(61,704)
Total stockholders’ equity	807,297	799,899
Noncontrolling interests	68,330	66,005
Total equity	875,627	865,904
Total liabilities and equity	$2,350,525	$2,209,446

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2017 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Lease revenues:
Rental income	$26,726	$23,620	$74,628	$69,887
Interest income from direct financing leases	909	1,131	2,789	3,452
Total lease revenues	27,635	24,751	77,417	73,339
Other real estate income	20,649	18,711	60,345	52,190
Other operating income	3,103	3,112	9,545	9,138
Other interest income	1,814	710	5,346	2,130
	53,201	47,284	152,653	136,797
Operating Expenses
Depreciation and amortization	18,926	20,876	56,606	62,771
Other real estate expenses	8,593	8,634	25,074	23,261
Property expenses	7,728	6,946	26,147	19,676
General and administrative	1,856	1,601	5,337	5,151
Acquisition and other expenses	—	36	46	4,747
	37,103	38,093	113,210	115,606
Other Income and Expenses
Interest expense	(12,430)	(11,025)	(35,673)	(31,705)
Other income and (expenses)	5,963	156	18,084	1,189
Equity in losses of equity method investment in real estate	(341)	(69)	(694)	(69)
	(6,808)	(10,938)	(18,283)	(30,585)
Income (loss) before income taxes and loss on sale of real estate	9,290	(1,747)	21,160	(9,394)
Benefit from (provision for) income taxes	2,825	(103)	1,632	(303)
Income (loss) before loss on sale of real estate	12,115	(1,850)	22,792	(9,697)
Loss on sale of real estate, net of tax	—	—	—	(63)
Net Income (Loss)	12,115	(1,850)	22,792	(9,760)
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,196, $1,662, $6,057, and $5,319, respectively)	(2,294)	(2,231)	(6,568)	(6,730)
Net Income (Loss) Attributable to CPA®:18 – Global	$9,821	$(4,081)	$16,224	$(16,490)
Class A Common Stock
Net income (loss) attributable to CPA®:18 – Global	$7,759	$(3,083)	$12,936	$(12,569)
Basic and diluted weighted-average shares outstanding	110,507,579	106,279,055	109,507,006	105,148,891
Basic and diluted income (loss) per share	$0.07	$(0.03)	$0.12	$(0.12)
Distributions Declared Per Share	$0.1563	$0.1563	$0.4689	$0.4689

Class C Common Stock
Net income (loss) attributable to CPA®:18 – Global	$2,062	$(998)	$3,288	$(3,921)
Basic and diluted weighted-average shares outstanding	31,322,341	30,205,326	31,041,072	29,964,756
Basic and diluted income (loss) per share	$0.07	$(0.03)	$0.11	$(0.13)
Distributions Declared Per Share	$0.1384	$0.1376	$0.4146	$0.4089
See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2017 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Loss)	$12,115	$(1,850)	$22,792	$(9,760)
Other Comprehensive Income
Foreign currency translation adjustments	13,839	2,963	37,534	8,739
Realized and unrealized loss on derivative instruments	(2,145)	(928)	(6,426)	(4,678)
	11,694	2,035	31,108	4,061
Comprehensive Income (Loss)	23,809	185	53,900	(5,699)

Amounts Attributable to Noncontrolling Interests
Net income	(2,294)	(2,231)	(6,568)	(6,730)
Foreign currency translation adjustments	(1,806)	(813)	(4,599)	(2,290)
Comprehensive income attributable to noncontrolling interests	(4,100)	(3,044)	(11,167)	(9,020)
Comprehensive Income (Loss) Attributable to CPA®:18 – Global	$19,709	$(2,859)	$42,733	$(14,719)

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2017 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2017 and 2016
(in thousands, except share and per share amounts)

	CPA®:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA®:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2017	107,460,081	$107	30,469,144	$30	$1,222,139	$(360,673)	$(61,704)	$799,899	$66,005	$865,904
Shares issued	3,198,924	3	1,034,160	1	33,431			33,435		33,435
Shares issued to affiliate	1,037,527	1			8,275			8,276		8,276
Shares issued to directors	12,658	—			100			100		100
Contributions from noncontrolling interests								—	3,143	3,143
Distributions to noncontrolling interests								—	(11,985)	(11,985)
Distributions declared ($0.4689 and $0.4146 per share to Class A and Class C, respectively)						(64,180)		(64,180)		(64,180)
Net income						16,224		16,224	6,568	22,792
Other comprehensive income:
Foreign currency translation adjustments							32,935	32,935	4,599	37,534
Realized and unrealized loss on derivative instruments							(6,426)	(6,426)		(6,426)
Repurchase of shares	(1,374,254)	(1)	(262,864)	—	(12,965)			(12,966)		(12,966)
Balance at September 30, 2017	110,334,936	$110	31,240,440	$31	$1,250,980	$(408,629)	$(35,195)	$807,297	$68,330	$875,627

Balance at January 1, 2016	103,214,083	$103	29,536,899	$30	$1,178,990	$(247,995)	$(50,316)	$880,812	$71,896	$952,708
Shares issued	2,900,565	3	939,990	—	32,450			32,453		32,453
Shares issued to affiliate	913,907	1			7,390			7,391		7,391
Shares issued to directors	12,658	—			100			100		100
Contributions from noncontrolling interests								—	41	41
Distributions to noncontrolling interests								—	(11,588)	(11,588)
Distributions declared ($0.4689 and $0.4089 per share to Class A and Class C, respectively)						(61,599)		(61,599)		(61,599)
Net loss						(16,490)		(16,490)	6,730	(9,760)
Other comprehensive loss:
Foreign currency translation adjustments							6,449	6,449	2,290	8,739
Realized and unrealized loss on derivative instruments							(4,678)	(4,678)		(4,678)
Repurchase of shares	(705,234)	(1)	(286,874)	—	(7,895)			(7,896)		(7,896)
Balance at September 30, 2016	106,335,979	$106	30,190,015	$30	$1,211,035	$(326,084)	$(48,545)	$836,542	$69,369	$905,911

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2017 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$67,777	$56,005
Cash Flows — Investing Activities
Funding and advances for build-to-suit projects	(40,770)	(81,119)
Acquisitions of real estate and direct financing leases	(27,924)	(55,307)
Value added taxes refunded in connection with acquisitions of real estate	12,414	4,224
Capital contributions to equity investment	(5,616)	(3,850)
Capital expenditures on real estate	(4,640)	(5,363)
Value added taxes paid in connection with acquisition of real estate	(3,667)	(7,994)
Payment of deferred acquisition fees to an affiliate	(3,650)	(4,476)
Deposits for investments	(716)	4,000
Return of capital from equity investments	246	2,243
Change in investing restricted cash	29	340
Other investing activities, net	(26)	47
Proceeds from sale of real estate	—	40
Net Cash Used in Investing Activities	(74,320)	(147,215)
Cash Flows — Financing Activities
Proceeds from mortgage financing	72,415	106,601
Distributions paid	(63,606)	(60,900)
Proceeds from issuance of shares	31,778	30,588
Repayment of notes payable to affiliate	(19,696)	—
Distributions to noncontrolling interests	(11,985)	(11,588)
Proceeds from notes payable to affiliate	11,196	—
Scheduled payments and prepayments of mortgage principal	(9,105)	(3,641)
Repurchase of shares	(7,349)	(7,896)
Contributions from noncontrolling interests	2,339	41
Payment of deferred financing costs and mortgage deposits	(588)	(796)
Other financing activities, net	(13)	—
Change in financing restricted cash	(8)	5,171
Net Cash Provided by Financing Activities	5,378	57,580
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	3,851	952
Net increase (decrease) in cash and cash equivalents	2,686	(32,678)
Cash and cash equivalents, beginning of period	72,028	117,453
Cash and cash equivalents, end of period	$74,714	$84,775

See Notes to Consolidated Financial Statements.

CPA®:18 – Global 9/30/2017 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA®:18 Limited Partnership, or the Operating Partnership, and at September 30, 2017 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At September 30, 2017, our portfolio was comprised of full or partial ownership interests in 59 properties, the majority of which were fully-occupied and triple-net leased to 99 tenants totaling 10.1 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 69 self-storage properties and nine multi-family properties totaling 6.8 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Multi-Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi-Family segment is comprised of our investments in multi-family residential properties and student-housing developments. In addition, we have an All Other category that includes our notes receivable investments (Note 12). Our reportable business segments and All Other category are the same as our reporting units.

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through September 30, 2017, $108.4 million and $29.2 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan, or DRIP.

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

CPA®:18 – Global 9/30/2017 10-Q – 7

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

At September 30, 2017, we considered 13 entities to be VIEs, 12 of which we consolidated as we are considered the primary beneficiary. We previously determined that a build-to-suit project in Eindhoven, the Netherlands was a VIE. In May 2017, we made our final payment to the developer for this project and now own 100% of the voting rights (Note 4). As such, we no longer determine it to be a VIE. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2017	December 31, 2016
Real estate — Land, buildings and improvements	$456,786	$371,385
Operating real estate — Land, buildings and improvements	51,165	43,948
Real estate under construction	102,413	162,371
Net investments in direct financing leases	—	10,516
In-place lease intangible assets	89,510	81,798
Other intangible assets	25,062	22,376
Accumulated depreciation and amortization	(53,360)	(37,412)
Cash and cash equivalents	11,150	15,260
Other assets, net	31,044	41,975
Total assets	713,770	712,217

Non-recourse mortgages, net	$226,426	$235,425
Bonds payable, net	62,330	57,615
Deferred income taxes	28,033	20,437
Accounts payable, accrued expenses and other liabilities	27,033	30,946
Total liabilities	343,822	344,423

CPA®:18 – Global 9/30/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

At both September 30, 2017 and December 31, 2016, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of September 30, 2017 and December 31, 2016, the net carrying amount of this equity investment was $21.2 million and $14.7 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

At times, the carrying value of our equity investment may fall below zero for certain investments. We intend to fund our share of the jointly owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund the operating deficits. At September 30, 2017, our sole equity investment did not have a carrying value below zero.

Out-of-Period Adjustments

During the third quarter of 2017, we identified and recorded out-of-period adjustments related to the accounting for deferred foreign income taxes. We concluded that these adjustments were not material to our consolidated financial statements for any of the current or prior periods presented. The net adjustment is reflected as a $1.2 million and $0.8 million increase of our Benefit from income taxes in the consolidated statements of income for the three and nine months ended September 30, 2017, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties. We will adopt this guidance for our interim and annual periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We have not decided which method of adoption we will use. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. In addition, it also requires lessors to record gross revenues and expenses associated with activities that do not transfer services to lessee (such as real estate taxes and insurance). Additionally, the new standard requires extensive quantitative and qualitative disclosures. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. The ASU is expected to impact our consolidated financial statements as we have land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

CPA®:18 – Global 9/30/2017 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will retrospectively adopt the standard for the fiscal year beginning January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and will retrospectively adopt the standard for the fiscal year beginning January 1, 2018.

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

CPA®:18 – Global 9/30/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are in the process of evaluating the impact of ASU 2017-05 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements.

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

CPA®:18 – Global 9/30/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$2,902	$2,547	$8,378	$7,424
Available Cash Distributions	2,196	1,662	6,057	5,319
Personnel and overhead reimbursements	768	601	2,337	2,210
Interest expense on deferred acquisition fees, interfund loan, and accretion of interest on annual distribution and shareholder servicing fee	163	203	783	631
Director compensation	152	152	258	259
Acquisition expenses	—	—	—	3,484
	$6,181	$5,165	$17,813	$19,327

Acquisition Fees Capitalized
Current acquisition fees	$250	$1,166	$1,643	$2,987
Deferred acquisition fees	200	933	1,314	2,390
Personnel and overhead reimbursements	196	35	380	283
	$646	$2,134	$3,337	$5,660

The following table presents a summary of amounts included in Due to affiliate in the consolidated financial statements (in thousands):

	September 30, 2017	December 31, 2016
Due to Affiliate
Loan from WPC, including accrued interest	$19,508	$27,580
Deferred acquisition fees, including accrued interest	5,944	15,305
Accounts payable and other	2,596	2,454
Asset management fees payable	967	866
Current acquisition fees	248	84
Shareholder servicing fee liability	—	7,422
	$29,263	$53,711

Loans from WPC

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

On October 31, 2016, we borrowed $27.5 million from WPC to partially finance a new investment, and that amount remained outstanding at December 31, 2016. The annual interest rate equaled London Interbank Offered Rate, or LIBOR, as of the loan date plus 1.1% through February 22, 2017. After that date, the annual interest rate equaled LIBOR plus 1.0%, reflecting the lower rate available under WPC’s amended and restated senior credit facility. The scheduled maturity date of the loan was October 31, 2017.

On May 15, 2017, we borrowed an additional $11.2 million from WPC to partially finance the final payment to the developer for a build-to-suit project in Eindhoven, the Netherlands (Note 4). The scheduled maturity date of the loan is May 15, 2018.

CPA®:18 – Global 9/30/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2017, we repaid $19.7 million to WPC, and as a result, a total of $19.5 million remained outstanding, including accrued interest, to WPC at September 30, 2017. Subsequent to September 30, 2017, we repaid the remaining $19.5 million of loans outstanding to WPC, including accrued interest (Note 13).

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, per Class A share which was $8.24 as of June 30, 2017. For the three and nine months ended September 30, 2017, our Advisor received its asset management fees in shares of our Class A common stock. At September 30, 2017, our Advisor owned 3,266,723 shares, or 2.3%, of our Class A common stock outstanding. Asset management fees are included in Property expenses in the consolidated financial statements.

Annual Distribution and Shareholder Servicing Fee

Carey Financial LLC, or Carey Financial, the former broker-dealer subsidiary of our Advisor, received an annual distribution and shareholder servicing fee from us in connection with our Class C common stock, which it may have re-allowed to selected dealers. The amount of the annual distribution and shareholder servicing fee is 1.0% of the most recently published NAV of our Class C common stock. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the annual distribution and shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, reaches 10.0% of the gross proceeds from our initial public offering, which it had not yet reached as of September 30, 2017. At December 31, 2016, the liability balance related to this fee was $7.4 million and was recorded within Due to affiliate in the consolidated financial statements to reflect the present value of the estimated future payments of the annual distribution and shareholder servicing fee. Beginning with the payment for the third quarter of 2017, paid during the first month of the fourth quarter, the annual distribution and shareholder servicing fees will be paid directly to selected dealers rather than through Carey Financial. There is no change in the amount of the distribution and shareholder servicing fees that we incur. As of September 30, 2017, the remaining liability balance of $6.1 million was due directly to the selected dealers and accordingly, we have reclassified the balance from Due to affiliate to Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended September 30, 2017 and December 31, 2016. Unpaid deferred acquisition fees are included in Due to affiliate in the consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

In addition, pursuant to the advisory agreement, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors.

CPA®:18 – Global 9/30/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, including Corporate Property Associates 17 – Global, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Carey European Housing Fund I L.P., which are collectively referred to as the Managed Programs. Prior to September 11, 2017, our Advisor also allocated a portion of its personnel and overhead expenses to Carey Credit Income Fund (now known as Guggenheim Credit Income Fund). Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. Under the advisory agreement currently in place, the amount of applicable personnel costs allocated to us was capped at 2.2% and 2.0% of pro rata lease revenues for 2016 and 2017, respectively. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

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

Available Cash Distributions

WPC’s interest in the Operating Partnership entitles it to receive distributions of up to 10.0% of the available cash generated by the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Available Cash Distributions are included in Net income attributable to noncontrolling interests in the consolidated financial statements.

Jointly Owned Investments and Other Transactions with our Affiliates

At September 30, 2017, we owned interests ranging from 50% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate all of these joint ventures with exception to our sole equity investment (Note 4), which we account for under the equity method of accounting. Additionally, no other parties hold any rights that overcome our control. We account for the minority share of these investments as noncontrolling interests.

CPA®:18 – Global 9/30/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Land	$203,918	$173,184
Buildings and improvements	1,042,895	817,626
Less: Accumulated depreciation	(79,998)	(55,980)
	$1,166,815	$934,830

During the nine months ended September 30, 2017, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 12.0% to $1.1806 from $1.0541. As a result, the carrying value of our Real estate — land, buildings and improvements increased by $64.4 million from December 31, 2016 to September 30, 2017.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $7.5 million and $6.5 million for the three months ended September 30, 2017 and 2016, respectively, and $20.5 million and $19.3 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Land	$106,279	$105,631
Buildings and improvements	511,211	500,927
Less: Accumulated depreciation	(40,485)	(26,937)
	$577,005	$579,621

The carrying value of our Operating real estate — land, buildings and improvements increased by $4.0 million from December 31, 2016 to September 30, 2017, due to the weakening of the U.S. dollar relative to foreign currencies during the period.

Depreciation expense, including the effect of foreign currency translation, on our operating real estate was $4.6 million and $4.1 million for the three months ended September 30, 2017 and 2016, respectively, and $13.5 million and $11.9 million for the nine months ended September 30, 2017 and 2016, respectively.

CPA®:18 – Global 9/30/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Nine Months Ended September 30, 2017
Beginning balance	$182,612
Placed into service	(185,397)
Capitalized funds	84,637
Foreign currency translation adjustments	16,459
Capitalized interest	4,102
Ending balance	$102,413

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

During the nine months ended September 30, 2017, construction commenced on one of our previous build-to-suit investments (Note 5). The net investment of $10.7 million was reclassified to Real estate under construction from Net investments in direct financing leases during the nine months ended September 30, 2017.

Ghana — On February 19, 2016, we invested in a build-to-suit joint venture with a third party for a university complex development site located in Accra, Ghana. As of September 30, 2017, total capitalized funds related to this investment were $32.5 million, inclusive of accrued construction costs of $3.1 million and the effect of recording deferred tax liabilities of $3.7 million.

At the time of the investment, the joint venture obtained third-party financing in an amount up to $41.0 million from the Overseas Private Investment Corporation (“OPIC”), a financial institution of the U.S. Government, with an estimated interest rate based on the U.S. Treasury rate plus 300 basis points. Funding of this loan is subject to the tenant obtaining a letter of credit, which to date has not occurred. Because the tenant has not obtained the required letter of credit, it is in default under its concession agreement with us, and we are currently unable to estimate when this project will be completed, if at all. As a result, as of September 30, 2017, we had no amount outstanding under this financing arrangement. If the project is completed, our total investment is expected to be approximately $65.7 million.

We have evaluated this investment for impairment and probability-weighted different possible scenarios in estimating future undiscounted cash flows, including payment from the tenant or through the insurance policy that we have with regard to the completion of this project. Because we believe there is a high probability that we will recover the full amount we have invested, we have not recorded any impairment charge in connection with this investment as of September 30, 2017, although recovery may take a period of time from the date on which a claim is filed. We will continue to monitor the investment for impairment.

During the nine months ended September 30, 2017, total capitalized funds primarily related to our build-to-suit projects, which were comprised primarily of initial funding of $20.1 million and construction draws of $55.2 million. Capitalized funds include accrued costs of $3.4 million, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, which totaled $4.1 million during the nine months ended September 30, 2017 and is a non-cash investing activity.

CPA®:18 – Global 9/30/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Placed into Service

During the nine months ended September 30, 2017, we placed into service a partially completed hotel, two build-to-suit projects, and the remaining portion of a substantially completed student-housing development, which we sold subsequent to September 30, 2017 (Note 13), totaling $185.4 million, which is a non-cash investing activity. Of that total, $182.5 million was reclassified to Real estate — land, buildings and improvements and $2.9 million to Operating real estate — land, buildings and improvements.

Ending Balance

At September 30, 2017, we had four open build-to-suit projects and one open build-to-suit expansion project with aggregate unfunded commitments of approximately $116.2 million.

Equity Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of four self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. Our ownership interest in the joint venture is 90%; the joint-venture partner is funding its equity interest with the distributions they are eligible to receive upon the properties being placed into service. As of September 30, 2017, the joint-venture partner had not funded their 10% equity interest. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

On January 26, 2017, the joint venture purchased a vacant parcel of land in Toronto, Ontario for $5.1 million, which is based on the exchange rate of the Canadian dollar at the date of acquisition. This parcel of land will be the site of our fourth self-storage development in Canada as a part of this joint venture.

During the nine months ended September 30, 2017, we commenced operations in two Canadian self-storage facilities upon the completion of distinct phases of the overall development, and as a result, placed $9.3 million and $10.1 million of the total amounts for these projects into service. During the three and nine months ended September 30, 2017, we incurred losses of $0.3 million and $0.7 million, respectively, relating to these distinct phases of the projects, which are included in Equity in losses of equity method investment in real estate on our consolidated financial statements.

At September 30, 2017 and December 31, 2016, our total equity investment balance for these properties was $21.2 million and $14.7 million, respectively, and the joint venture had total third-party recourse debt of $20.3 million and $13.8 million, respectively. At September 30, 2017, the unfunded commitments for these build-to-suit projects totaled approximately $28.2 million.

CPA®:18 – Global 9/30/2017 10-Q – 17

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

Notes Receivable

Our Notes receivable at both September 30, 2017 and December 31, 2016 consist of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York and a $38.5 million mezzanine loan collateralized by 27 retail stores in Minnesota, Wisconsin, and Iowa leased to Mills Fleet Farm Group LLC. We have and will continue to receive interest-only payments on each of these loans through maturity in July 2024 and October 2018, respectively. As a result, the balance for the receivables at September 30, 2017 remained $28.0 million and $38.5 million, respectively.

Net Investments in Direct Financing Leases

Interest income from direct financing leases was $0.9 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and $2.8 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively.

In 2015, we invested in a joint venture with a third party to purchase an office building located in Cardiff, United Kingdom to be redeveloped into student-housing. The existing tenant vacated the building on January 31, 2017. Upon lease termination, construction commenced, and the net investment of $10.7 million was reclassified to Real estate under construction during the nine months ended September 30, 2017 (Note 4).

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and have a low risk of tenant default. At both September 30, 2017 and December 31, 2016, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the nine months ended September 30, 2017. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2017.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
1	—	1	$—	$10,516
2	2	1	13,796	9,154
3	2	2	29,707	29,679
4	2	3	62,282	66,747
5	—	—	—	—
	0		$105,785	$116,096

Note 6. Intangible Assets and Liabilities

In connection with our investment activity (Note 4) during the nine months ended September 30, 2017, we recorded In-place lease intangibles of $1.6 million that are being amortized over 14.4 years. In-place lease intangibles are included in In-place lease intangible assets in the consolidated financial statements. Below-market ground lease intangibles and above-market rent intangibles are included in Other intangible assets in the consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CPA®:18 – Global 9/30/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of our goodwill, which is included in our Net Lease reporting unit (in thousands):

Nine Months Ended September 30, 2017
Balance at January 1, 2017	$23,526
Foreign currency translation	2,213
Other	708
Balance at September 30, 2017	$26,447

Intangible assets and liabilities are summarized as follows (in thousands):

		September 30, 2017			December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	1 - 23	$274,174	$(108,482)	$165,692	$260,469	$(83,031)	$177,438
Below-market ground lease	15 - 99	22,644	(1,110)	21,534	20,236	(706)	19,530
Above-market rent	3 - 30	12,734	(3,343)	9,391	11,846	(2,320)	9,526
		309,552	(112,935)	196,617	292,551	(86,057)	206,494
Indefinite-Lived Intangible Assets
Goodwill		26,447	—	26,447	23,526	—	23,526
Total intangible assets		$335,999	$(112,935)	$223,064	$316,077	$(86,057)	$230,020

Finite-lived Intangible Liabilities
Below-market rent	4 - 30	$(15,449)	$4,255	$(11,194)	$(15,192)	$3,234	$(11,958)
Above-market ground lease	81	(109)	4	(105)	(101)	3	(98)
Total intangible liabilities		$(15,558)	$4,259	$(11,299)	$(15,293)	$3,237	$(12,056)

Net amortization of intangibles, including the effect of foreign currency translation, was $6.8 million and $10.3 million for the three months ended September 30, 2017 and 2016, respectively, and $22.4 million and $31.5 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease intangibles is included in Depreciation and amortization expense in the consolidated financial statements.

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

CPA®:18 – Global 9/30/2017 10-Q – 19

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

Rent Guarantees — Our rent guarantees, which are included in Other assets, net in the consolidated financial statements, are related to three of our international investments. These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At September 30, 2017 and December 31, 2016, our rent guarantees had a fair value of $0.8 million and $0.5 million, respectively. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% and a growth rate that ranged from 1% to 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. During the three and nine months ended September 30, 2017, we recognized $0.4 million and $0.9 million, respectively, of mark-to-market gains related to these rent guarantees within Other income and (expenses) on our consolidated financial statements. During the three and nine months ended September 30, 2016, we recognized $0.3 million and $1.1 million, respectively, of mark-to-market gains related to these rent guarantees within Other income and (expenses) on our consolidated financial statements.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and nine months ended September 30, 2017 and 2016. Gains and losses (realized and unrealized) included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt, net (a) (b)	3	$1,265,442	$1,292,328	$1,157,411	$1,177,409
Notes receivable (c)	3	66,500	68,450	66,500	68,450
___________

(a)
Debt, net consists of Non-recourse debt, net and Bonds payable, net. At both September 30, 2017 and December 31, 2016, the carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $7.6 million. At both September 30, 2017 and December 31, 2016, the carrying value of Bonds payable, net includes unamortized deferred financing costs of $0.9 million (Note 9).

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2017 and December 31, 2016.

CPA®:18 – Global 9/30/2017 10-Q – 20

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2017 and December 31, 2016, no cash collateral had been posted or received for any of our derivative positions.

CPA®:18 – Global 9/30/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Foreign currency forward contracts	Other assets, net	$2,721	$5,502	$—	$—
Interest rate swaps	Other assets, net	329	393	—	—
Foreign currency collars	Other assets, net	111	1,284	—	—
Interest rate caps	Other assets, net	1	1	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(2,648)	(33)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,104)	(1,151)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(321)	—
Total		$3,162	$7,180	$(4,073)	$(1,184)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Foreign currency collars	$(1,376)	$(544)	$(3,990)	$(976)
Foreign currency forward contracts	(819)	(750)	(2,452)	(1,739)
Interest rate swaps	42	366	12	(1,947)
Interest rate caps	8	—	4	(16)
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency forward contracts	(87)	(152)	(55)	(284)
Foreign currency collars	(87)	(14)	(259)	(22)
Total	$(2,319)	$(1,094)	$(6,740)	$(4,984)
___________

(a)	The effective portion of the changes in fair value of these contracts is reported in the foreign currency translation adjustment section of Other comprehensive income (loss).

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Other income and (expenses)	$278	$315	$968	$944
Interest rate swaps	Interest expense	(142)	(230)	(529)	(660)
Interest rate caps	Interest expense	(17)	(1)	(32)	(1)
Foreign currency collars	Other income and (expenses)	16	27	185	66
Total		$135	$111	$592	$349

CPA®:18 – Global 9/30/2017 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive income (loss) related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At September 30, 2017, we estimated that an additional $0.6 million and $0.7 million will be reclassified as Interest expense and Other expenses, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign currency collars	Other income and (expenses)	$(193)	$(11)	$(238)	$(21)
Interest rate swaps	Interest expense	(21)	—	(44)	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	7	5	15	1
Foreign currency collars	Other income and (expenses)	(1)	—	(5)	—
Total		$(208)	$(6)	$(272)	$(20)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at September 30, 2017 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2017 (a)
Interest rate swaps	8	61,144	USD	$(747)
Interest rate swap	1	10,386	EUR	(28)
Interest rate caps	3	27,700	USD	1
				$(774)
___________

(a)	Fair value amount is based on the exchange rate of the euro at September 30, 2017, as applicable.

CPA®:18 – Global 9/30/2017 10-Q – 23

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2017 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2017
Designated as Cash Flow Hedging Instruments
Foreign currency collars	52	33,215	EUR	$(2,420)
Foreign currency forward contracts	25	9,670	EUR	1,915
Foreign currency forward contracts	19	30,010	NOK	762
Foreign currency collars	20	47,670	NOK	(141)
Not Designated as Hedging Instruments
Foreign currency collars	2	3,000	EUR	(321)
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	2	4,504	NOK	44
Foreign currency collars	4	24,740	NOK	24
				$(137)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2017. At September 30, 2017, our total credit exposure was $1.8 million and the maximum exposure to any single counterparty was $1.5 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $4.1 million and $1.2 million at September 30, 2017 and December 31, 2016, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2017 or December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $4.3 million and $1.3 million, respectively.

Note 9. Non-Recourse Mortgages and Bonds Payable

At September 30, 2017, our debt bore interest at fixed annual rates ranging from 1.6% to 5.8% and variable contractual annual rates ranging from 1.6% to 5.1%, with maturity dates from 2018 to 2039.

CPA®:18 – Global 9/30/2017 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Financing Activity During 2017

During the nine months ended September 30, 2017, we obtained four non-recourse mortgage financings totaling $23.2 million, with a weighted-average annual interest rate of 5.2% and term to maturity of 5.7 years. In addition, we refinanced two non-recourse mortgage loans for a total of $17.0 million with a weighted-average interest rate of 2.6% and term to maturity of 4.5 years. We had an additional drawdown of $3.9 million (based on the exchange rate of the euro at the date of the drawdown) on a senior construction-to-term mortgage loan related to the development of an office building located in Eindhoven, the Netherlands. Through August 31, 2017, the loan bore an interest rate of Euro Interbank Offered Rate, or EURIBOR, plus 2.5%, except when EURIBOR was below zero, in which case, each draw bore a rate of 2.5% plus the liquidity spread of 0.7% (for a total interest rate of 3.2%). In the third quarter of 2017, the loan was converted to a seven-year term loan and now bears a fixed interest rate of 1.8%. Upon conversion of the loan, we drew down on the remaining $22.0 million available balance.

In addition, during the nine months ended September 30, 2017, we drew down $17.9 million (based on the exchange rate of the euro at the date of the drawdown) on the third-party non-recourse financing related to our build-to-suit investment in Hamburg, Germany. The loan bears a fixed interest rate of 2.1% with a term to maturity of seven years.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$1,765
2018	28,450
2019	7,147
2020	126,611
2021	174,007
Thereafter through 2039	935,043
1,273,023
Unamortized deferred financing costs	(8,506)
Unamortized premium, net	925
Total	$1,265,442

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2017.

The carrying value of our Non-recourse mortgages, net and Bonds payable, net increased by $43.3 million in the aggregate from December 31, 2016 to September 30, 2017, reflecting the impact of the weakening of the U.S. dollar relative to certain foreign currencies (primarily the euro) during the same period.

Note 10. Commitments and Contingencies

At September 30, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:18 – Global 9/30/2017 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Net Income (Loss) Per Share and Equity

Basic and Diluted Income (Loss) Per Share

The following table presents net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Net Loss Per Share
Class A common stock	110,507,579	$7,759	$0.07	106,279,055	$(3,083)	$(0.03)
Class C common stock	31,322,341	2,062	0.07	30,205,326	(998)	(0.03)
Net income (loss) attributable to CPA®:18 – Global		$9,821			$(4,081)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Net Loss Per Share
Class A common stock	109,507,006	$12,936	$0.12	105,148,891	$(12,569)	$(0.12)
Class C common stock	31,041,072	3,288	0.11	29,964,756	(3,921)	(0.13)
Net income (loss) attributable to CPA®:18 – Global		$16,224			$(16,490)

The allocation of Net income (loss) attributable to CPA®:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For the three and nine months ended September 30, 2017, the allocation for Class A common stock excluded $0.1 million and $0.4 million, respectively, of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability, which is only applicable to Class C common stock (Note 3). For the three and nine months ended September 30, 2016, the allocation for Class A common stock excluded $0.1 million and $0.3 million, respectively, of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability, which is only applicable to Class C common stock (Note 3).

Distributions

Distributions are declared at the discretion of our board of directors and are not guaranteed. For the three months ended September 30, 2017, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1384 per share for our Class C common stock, which was paid on October 16, 2017 to stockholders of record on October 5, 2017, in the amount of $21.6 million.

During the nine months ended September 30, 2017, our board of directors declared distributions in the aggregate amount of $51.3 million per share for our Class A common stock and $12.9 million per share for our Class C common stock, which equates to $0.4689 and $0.4146 per share, respectively.

Redemptions

For the three months ended September 30, 2017, the repurchase of shares of our common stock of $5.6 million pursuant to our redemption program were paid subsequent to September 30, 2017. As of September 30, 2017, the amount was recorded to Accounts payable, accrued expenses and other liabilities in the consolidated financial statements and is deemed a non-cash financing activity.

CPA®:18 – Global 9/30/2017 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2017
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,306	$(46,389)	$(45,083)
Other comprehensive income before reclassifications	(2,010)	13,839	11,829
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	159	—	159
Other income and (expenses)	(294)	—	(294)
Net current-period Other comprehensive income	(2,145)	13,839	11,694
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(1,806)	(1,806)
Ending balance	$(839)	$(34,356)	$(35,195)

	Three Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,610	$(51,377)	$(49,767)
Other comprehensive income before reclassifications	(817)	2,963	2,146
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	231	—	231
Other income and (expenses)	(342)	—	(342)
Net current-period Other comprehensive income	(928)	2,963	2,035
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(813)	(813)
Ending balance	$682	$(49,227)	$(48,545)

CPA®:18 – Global 9/30/2017 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2017
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,587	$(67,291)	$(61,704)
Other comprehensive income before reclassifications	(5,834)	37,534	31,700
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	561	—	561
Other income and (expenses)	(1,153)	—	(1,153)
Net current-period Other comprehensive income	(6,426)	37,534	31,108
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(4,599)	(4,599)
Ending balance	$(839)	$(34,356)	$(35,195)

	Nine Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,360	$(55,676)	$(50,316)
Other comprehensive income before reclassifications	(4,329)	8,739	4,410
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	661	—	661
Other income and (expenses)	(1,010)	—	(1,010)
Net current-period Other comprehensive income	(4,678)	8,739	4,061
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(2,290)	(2,290)
Ending balance	$682	$(49,227)	$(48,545)

CPA®:18 – Global 9/30/2017 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Segment Reporting

We operate in three reportable business segments: Net Lease, Self Storage, and Multi-Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi-Family segment is comprised of our investments in multi-family residential properties and student-housing developments. In addition, we have an All Other category that includes our notes receivable investments (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (a)	2017	2016 (a)
Net Lease
Revenues (b)	$30,736	$27,869	$86,988	$82,500
Operating expenses (c) (d)	(16,688)	(15,448)	(51,036)	(46,170)
Interest expense	(7,723)	(7,516)	(21,905)	(22,096)
Other income and (expenses), excluding interest expense	398	382	1,143	1,093
Benefit from (provision for) income taxes	2,787	(16)	2,149	210
Loss on sale of real estate, net of tax	—	—	—	(63)
Net income attributable to noncontrolling interests	(108)	(607)	(545)	(1,441)
Net income attributable to CPA®:18 – Global	$9,402	$4,664	$16,794	$14,033
Self Storage
Revenues	$14,128	$13,079	$41,178	$35,785
Operating expenses (e)	(10,922)	(14,106)	(34,675)	(44,354)
Interest expense	(3,178)	(2,976)	(9,223)	(7,971)
Other income and (expenses), excluding interest expense (f)	(441)	(69)	(848)	(86)
Provision for income taxes	(44)	(12)	(170)	(103)
Net loss attributable to CPA®:18 – Global	$(457)	$(4,084)	$(3,738)	$(16,729)
Multi-Family
Revenues	$6,523	$5,626	$19,141	$16,382
Operating expenses	(4,632)	(4,327)	(13,518)	(12,375)
Interest expense	(1,229)	(1,221)	(3,625)	(3,640)
Other income and (expenses), excluding interest expense	6	—	10	—
Benefit from (provision for) income taxes	142	(28)	(85)	(107)
Net income attributable to noncontrolling interests	10	38	34	30
Net income attributable to CPA®:18 – Global	$820	$88	$1,957	$290
All Other
Revenues	$1,814	$710	$5,346	$2,130
Operating expenses	—	—	(11)	—
Net income attributable to CPA®:18 – Global	$1,814	$710	$5,335	$2,130
Corporate
Unallocated Corporate Overhead (g)	$438	$(3,797)	$1,933	$(10,895)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(2,196)	$(1,662)	$(6,057)	$(5,319)
Total Company
Revenues	$53,201	$47,284	$152,653	$136,797
Operating expenses	(37,103)	(38,093)	(113,210)	(115,606)
Interest expense	(12,430)	(11,025)	(35,673)	(31,705)
Other income and (expenses), excluding interest expense	5,622	87	17,390	1,120
Benefit from (provision for) income taxes	2,825	(103)	1,632	(303)
Loss on sale of real estate, net of tax	—	—	—	(63)
Net income attributable to noncontrolling interests	(2,294)	(2,231)	(6,568)	(6,730)
Net income (loss) attributable to CPA®:18 – Global	$9,821	$(4,081)	$16,224	$(16,490)

CPA®:18 – Global 9/30/2017 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

	Total Assets
	September 30, 2017	December 31, 2016
Net Lease (h)	$1,564,373	$1,453,148
Self Storage	403,696	410,781
Multi-Family (h)	274,931	230,509
All Other	66,909	66,936
Corporate	40,616	48,072
Total Company	$2,350,525	$2,209,446
__________

(a)	Amounts for the three and nine months ended September 30, 2016 are presented to conform to the three reportable business segment presentation for the current period.

(b)
We recognized straight-line rent adjustments of $1.6 million and $1.0 million during the three months ended September 30, 2017 and 2016, respectively, and $3.7 million and $3.2 million for the nine months ended September 30, 2017 and 2016, respectively, which increased Lease revenues within our consolidated financial statements for each period.

(c)
In April 2016, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts one of our tenants, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $2.0 million during the nine months ended September 30, 2017.

(d)
As a result of financial difficulties and uncertainty regarding future rent collections from a tenant in Stavanger, Norway, we recorded bad debt expense of $0.1 million and $1.2 million during the three and nine months ended September 30, 2017, respectively.

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

(h)
On January 31, 2017, construction commenced on one of our previously acquired build-to-suit investments located in Cardiff, United Kingdom. Upon commencement of construction, the net investment was reclassified to Real estate under construction from Net investments in direct financing leases (Note 4). As the build-to-suit is intended to be a student-housing development, we reclassified the net investment to Multi-Family from Net Lease during 2017.

Note 13. Subsequent Events

On October 11, 2017, we sold the student-housing property located in Reading, United Kingdom for a purchase price of $63.5 million (based on the exchange rate of the British pound sterling at the date of sale) with an estimated gain on sale of $8.3 million.

On October 13, 2017, we repaid the remaining $19.5 million of loans outstanding to WPC, including accrued interest (Note 3).

CPA®:18 – Global 9/30/2017 10-Q – 30

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

Significant Developments

Non-Traded Retail Fundraising Platform Closure

On June 15, 2017, WPC’s board of directors approved a plan to exit all non-traded retail fundraising activities carried out by its wholly-owned broker-dealer subsidiary, Carey Financial, effective June 30, 2017. As a result, we now pay the annual distribution and shareholder servicing fees related to our Class C common stock directly to the selected dealers, rather than through Carey Financial, beginning with the fees for the third quarter of 2017. There is no change in the amount of distribution and shareholder servicing fees that we incur.

Hurricane Harvey and Hurricane Irma

During the three months ended September 30, 2017, certain of our properties were damaged by Hurricane Harvey and Hurricane Irma. As a result, we evaluated such properties to determine if any losses should be recognized. As a result, we recognized a loss of $0.1 million on one of our self-storage properties in Houston, Texas, which represents the estimated insurance deductible to be paid. After the payment of the deductible, we currently expect that all other costs will be covered by insurance.

CPA®:18 – Global 9/30/2017 10-Q – 31

Net Asset Value

Our Advisor calculated our quarterly NAVs as of June 30, 2017 in accordance with our valuation policies, and on September 12, 2017, we announced that our Advisor had determined that the quarterly NAV for both our Class A and Class C common stock was $8.24, which was 4.3% higher than our NAVs at March 31, 2017. Our Advisor calculated our NAVs by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter as of September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017 and updated estimates of the fair market value of our debt as of June 30, 2017, all provided by an independent third party, as described below. Utilizing the updated appraisals, our Advisor then adjusted the resulting net equity of our real estate portfolio for certain items. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. The majority of our costs associated with development projects (which are not yet generating income) are included in Real estate under construction in our consolidated financial statements and totaled approximately $102.4 million as of September 30, 2017. For additional information regarding the calculation of our quarterly NAVs at June 30, 2017, please see our Current Report on Form 8-K dated September 12, 2017. Our Advisor currently intends to determine our quarterly NAVs as of September 30, 2017 during the fourth quarter of 2017.

Beginning with our quarterly NAVs as of September 30, 2016, we obtain a rolling appraisal of the fair market value of our real estate portfolio, whereby approximately 25% of our real estate assets (based on asset value) is appraised each quarter, and we obtain estimates of the fair market value of our debt as of the respective balance sheet date, both to be provided by an independent third party. Since the quarterly NAV estimates are not based on a full appraisal of the entire portfolio, to the extent any estimated NAV per share adjustments are within +/- 1% of the previously disclosed NAV per share, the quarterly NAV per share will remain unchanged. We monitor properties not appraised during the quarter to identify ones that may have experienced a significant event and obtain updated third-party appraisals for such properties.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. At September 30, 2017, the liability balance for the distribution and shareholder servicing fee was $6.1 million.

Acquisition and Financing Activity

During the nine months ended September 30, 2017, we acquired one new investment for an aggregate amount of $8.2 million and purchased a vacant parcel of land for a self-storage development project as part of our joint venture with a third party for $5.1 million (based on the exchange rate of the Canadian dollar at the date of acquisition). Additionally, we made our final payment to the developer for a build-to-suit project located in Eindhoven, the Netherlands for $18.7 million, which is based on the exchange rate of the euro on the date of the acquisition.

During the nine months ended September 30, 2017, we obtained mortgage financing totaling $23.2 million and refinanced non-recourse mortgage loans totaling $17.0 million. In addition, we had draws of $25.9 million and $17.9 million (based on the exchange rate of the euro at the date of the drawdown) on third-party non-recourse financings related to two of our build-to-suit investments (Note 9). During the nine months ended September 30, 2017, we borrowed $11.2 million from WPC and repaid $19.7 million (Note 3). Subsequent to September 30, 2017, we repaid the remaining $19.5 million of loans outstanding to WPC, including accrued interest (Note 13).

CPA®:18 – Global 9/30/2017 10-Q – 32

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

Portfolio Summary

	September 30, 2017	December 31, 2016
Number of net-leased properties (a)	59	59
Number of operating properties (b)	78	76
Number of tenants (a)	99	103
Total square footage (in thousands)	16,838	16,259
Occupancy — Single-tenant	99.7%	100.0%
Occupancy — Multi-tenant	93.4%	98.4%
Occupancy — Self-storage	91.6%	91.0%
Occupancy — Multi-family	92.9%	93.9%
Weighted-average lease term — Single-tenant properties (in years)	10.8	10.8
Weighted-average lease term — Multi-tenant properties (in years)	7.1	7.1
Number of countries	11	11
Total assets (consolidated basis in thousands)	$2,350,525	$2,209,446
Net investments in real estate (consolidated basis in thousands) (c)	2,082,135	1,953,153
Debt, net — pro rata (in thousands)	1,173,921	1,066,603

	Nine Months Ended September 30,
(dollars in thousands, except exchange rate)	2017	2016
Acquisition volume — consolidated (d) (e)	$49,368	$141,306
Acquisition volume — pro rata (e) (f)	66,187	156,840
Financing obtained — consolidated	84,068	136,206
Financing obtained — pro rata (f)	89,351	145,795
Average U.S. dollar/euro exchange rate	1.1130	1.1161
Average U.S. dollar/Norwegian krone exchange rate	0.1205	0.1190
Average U.S. dollar/British pound sterling exchange rate	1.2751	1.3939
Change in the U.S. CPI (g)	2.2%	2.1%
Change in the Harmonized Index of Consumer Prices (g)	0.8%	0.4%
Change in the Norwegian CPI (g)	1.4%	3.2%
__________

(a)
Represents our single-tenant and multi-tenant properties as well as our build-to-suit projects within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum ABR for the property. See Terms and Definitions below for a description of ABR.

(b)
At September 30, 2017, our operating portfolio consisted of 69 self-storage properties and nine multi-family properties, all of which are managed by third parties. Our operating portfolio also includes self-storage and multi-family build-to-suit projects.

(c)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, Net investments in real estate as of December 31, 2016 has been revised to conform to the current period presentation (Note 2).

(d)
Includes build-to-suit transactions including related budget amendments, which are reflected as the total commitment for the build-to-suit funding, and excludes investments in unconsolidated joint ventures.

(e)	Includes acquisition-related expenses, which were included in Acquisition expenses in the consolidated financial statements.

CPA®:18 – Global 9/30/2017 10-Q – 33

(f)	Includes investments in unconsolidated joint ventures, which include our equity investment in real estate (Note 4).

(g)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or U.S. CPI, or similar indices in the jurisdictions where the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at September 30, 2017. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	$5,988	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	5,646	6%
Konzum d.d. (a) (b)	Retail	Grocery	Split, Zadar, Zagreb (3), Croatia	5,355	6%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	5,162	6%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,774	5%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	4,453	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	3,972	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	3,766	4%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,691	4%
Board of Regents, State of Iowa	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	3,512	4%
Total				$46,319	50%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)
In April 2016, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts Konzum d.d., which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $2.0 million during the nine months ended September 30, 2017.

CPA®:18 – Global 9/30/2017 10-Q – 34

Portfolio Diversification by Geography
(dollars in thousands)

Region	ABR	Percent
United States
Midwest	$22,376	24%
South	11,615	12%
East	3,421	4%
West	420	1%
U.S. Total	37,832	41%

International
The Netherlands	15,122	16%
Norway	13,582	14%
Germany	5,588	6%
Croatia	5,355	6%
Mauritius	5,162	5%
Poland	4,522	5%
United Kingdom	3,538	4%
Slovakia	2,476	3%
International Total	55,345	59%
Total	$93,177	100%

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	ABR	Percent
Office	$46,894	50%
Industrial	13,171	14%
Warehouse	12,193	13%
Retail	11,752	13%
Hotel	9,167	10%
Total	$93,177	100%

CPA®:18 – Global 9/30/2017 10-Q – 35

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Banking	$10,441	11%
Grocery	9,328	10%
Hotel, Gaming, and Leisure	9,209	10%
Sovereign and Public Finance	7,175	8%
Containers, Packaging, and Glass	5,646	6%
Capital Equipment	5,559	6%
Retail Stores	5,150	6%
Insurance	4,666	5%
Utilities: Electric	4,078	4%
Oil and Gas	3,879	4%
Business Services	3,406	4%
Metals and Mining	3,327	4%
High Tech Industries	3,295	4%
Media: Advertising, Printing, and Publishing	3,259	3%
Healthcare and Pharmaceutical	2,533	3%
Consumer Services	2,118	2%
Automotive	1,988	2%
Construction and Building	1,762	2%
Non-Durable Consumer Goods	1,265	1%
Telecommunications	1,039	1%
Electricity	1,027	1%
Wholesale	1,007	1%
Cargo Transportation	930	1%
Other (a)	1,090	1%
Total	$93,177	100%
__________

(a)	Includes ABR from tenants in the following industries: durable consumer goods and environmental industries.

CPA®:18 – Global 9/30/2017 10-Q – 36

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a) (b)	Number of Leases Expiring	ABR	Percent
Remaining 2017	2	$100	—%
2018	6	419	—%
2019	6	1,006	1%
2020	7	1,274	1%
2021	6	1,360	2%
2022	8	2,119	2%
2023	13	15,235	16%
2024	10	5,081	6%
2025	9	7,106	8%
2026	8	6,831	7%
2027	8	6,196	7%
2028	4	5,210	6%
2029	5	9,583	10%
2030	6	4,372	5%
Thereafter	18	27,285	29%
Total	116	$93,177	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent pro rata ABR of $3.5 million.

CPA®:18 – Global 9/30/2017 10-Q – 37

Operating Properties

At September 30, 2017, our operating portfolio consisted of 69 self-storage properties, which had an average occupancy rate of 91.6%, and nine multi-family properties (including student-housing developments), which had an average occupancy rate of 92.9%. At September 30, 2017, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	23	2,277
Texas	13	1,201
California	10	860
Georgia	5	593
Nevada	3	243
Delaware	3	241
North Carolina	2	403
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
District of Columbia	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	71	6,523
Canada (a)	4	150
United Kingdom (b)	3	103
International Total	7	253
Total	78	6,776
__________

(a)	Represents four build-to-suit projects for self-storage facilities that are unconsolidated and included in the Equity investments in real estate in the consolidated financial statements.

(b)	Includes two build-to-suit projects for student-housing developments.

CPA®:18 – Global 9/30/2017 10-Q – 38

Build-to-Suit and Development Projects

As of September 30, 2017, we had the following consolidated development properties and joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)
Q4 2017	Hotel	Munich, Germany (d)	94.9%	1	244,176	$75,843	$67,882
Q3 2018	Student Housing	Portsmouth, England	97.0%	1	126,807	65,704	21,512
Q3 2018	Student Housing	Cardiff, Wales	94.5%	1	96,983	42,252	15,687
Q4 2018	Hotel	Stuttgart, Germany (e)	94.9%	1	244,513	3,634	3,634
TBD	Office/Student Housing	Accra, Ghana (f)	100.0%	6	506,537	60,630	23,164
				10	1,219,016	$248,063	131,879
Third-party contributions (g)							(641)
Total							$131,238
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)
Amounts related to certain of our build-to-suit projects are denominated in a foreign currency. For these projects, amounts are based on their respective spot rates as of September 30, 2017, where applicable.

(c)
Amounts presented include certain costs that have been fully funded as of September 30, 2017 and are included in Other assets, net but not yet used in construction and therefore not included in Real estate under construction. These amounts also exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)
During the three months ended September 30, 2017, we partially commenced operations on the net-leased development, and as a result, $54.1 million of the total project was placed into service. The remainder of the project is currently expected to be placed into service during the fourth quarter of 2017.

(e)	This project relates to a net-leased build-to-suit expansion of an existing hotel, which we have fully funded but was still under development as of September 30, 2017.

(f)
On February 19, 2016, the joint venture obtained third-party financing in an amount up to $41.0 million, subject to the tenant obtaining a letter of credit. Since the tenant has not obtained the required letter of credit as of the date of this Report, we are currently unable to estimate when this project will be completed, if at all (Note 4).

(g)	Amount represents the funds contributed from our joint-venture partners.

As of September 30, 2017, we had the following unconsolidated development properties and joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location (a) (b)	Ownership Percentage (c)	Number of Buildings	Square Footage	Estimated Project Totals (d)	Amount Funded (d)
Q2 2018	Self Storage	Toronto, Canada	89.9%	1	119,000	$16,978	$6,905
Q3 2018	Self Storage	Vaughan, Canada	90.0%	1	95,475	15,590	3,046
Q4 2018	Self Storage	Vaughan, Canada	90.0%	1	105,150	15,827	11,917
				3	319,625	$48,395	$21,868
__________

(a)	These properties all relate to an unconsolidated investment, which we account for under the equity method of accounting.

(b)
During the nine months ended September 30, 2017, we commenced operations in two Canadian self-storage facilities upon the completion of distinct phases of the overall development, and as a result, placed $9.3 million and $10.1 million of these projects into service. During the three and nine months ended September 30, 2017, we incurred losses of $0.3 million and $0.7 million, respectively, relating to these distinct phases of the projects, which are included in Equity in losses of equity method investment in real estate on our consolidated financial statements.

CPA®:18 – Global 9/30/2017 10-Q – 39

(c)
Represents our expected ownership percentage upon the completion of each respective development project. As of September 30, 2017, the joint-venture partner had not yet purchased its 10% equity interest, which will be funded by the distributions they are eligible to receive upon the properties being placed into service (Note 4).

(d)
Amounts related to our Canadian build-to-suit projects are denominated in Canadian dollars, which have been partially funded with third-party financing. For these projects, U.S. dollar amounts are based on their respective exchange rate as of September 30, 2017.

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, and reflects exchange rates as of September 30, 2017. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$53,201	$47,284	$152,653	$136,797
Acquisition and other expenses	—	36	46	4,747
Net income (loss) attributable to CPA®:18 – Global	9,821	(4,081)	16,224	(16,490)

Cash distributions paid	21,396	20,566	63,606	60,900

Net cash provided by operating activities			67,777	56,005
Net cash used in investing activities			(74,320)	(147,215)
Net cash provided by financing activities			5,378	57,580

Supplemental financial measures:
FFO attributable to CPA®:18 – Global (a)	27,261	15,297	68,413	41,859
MFFO attributable to CPA®:18 – Global (a)	19,404	14,395	47,097	43,000
Adjusted MFFO attributable to CPA®:18 – Global (a)	16,411	14,786	45,270	43,732
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

CPA®:18 – Global 9/30/2017 10-Q – 40

Total revenues improved for both the three and nine months ended September 30, 2017 as compared to the same periods in 2016, primarily as a result of the accretive impact of our investments acquired or placed into service during 2016 and 2017.

Net income attributable to CPA®:18 – Global and FFO improved for both the three and nine months ended September 30, 2017 as compared to the same periods in 2016, primarily as a result of the accretive impact of our investments acquired or placed into service during 2016 and 2017. Additional improvements resulted from an increase in realized and unrealized foreign currency transaction gains related to our international investments, as well as a decrease in acquisition expenses. The increases were offset by provisions for bad debt expense related to two tenants and an increase in interest expense.

MFFO and Adjusted MFFO increased for both the three and nine months ended September 30, 2017 as compared to the same periods in 2016, primarily due to the accretive impact of our investments acquired or placed into service during 2016 and 2017. The increases were offset by provisions for bad debt expense related to two tenants and an increase in interest expense.

CPA®:18 – Global 9/30/2017 10-Q – 41

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues
Lease revenues	$27,635	$24,751	$2,884	$77,417	$73,339	$4,078
Other real estate income — operating property revenues	20,649	18,711	1,938	60,345	52,190	8,155
Reimbursable tenant costs	3,034	3,017	17	9,201	8,793	408
Interest income and other	1,883	805	1,078	5,690	2,475	3,215
	53,201	47,284	5,917	152,653	136,797	15,856
Operating Expenses
Depreciation and amortization:
Net-leased properties	12,005	11,151	854	33,622	34,145	(523)
Operating properties	6,921	9,725	(2,804)	22,984	28,626	(5,642)
	18,926	20,876	(1,950)	56,606	62,771	(6,165)
Property expenses:
Operating properties	8,593	8,634	(41)	25,074	23,261	1,813
Reimbursable tenant costs	3,034	3,017	17	9,201	8,793	408
Asset management fees	2,902	2,547	355	8,378	7,424	954
Net-leased properties	1,792	1,382	410	8,568	3,459	5,109
	16,321	15,580	741	51,221	42,937	8,284
General and administrative	1,856	1,601	255	5,337	5,151	186
Acquisition and other expenses	—	36	(36)	46	4,747	(4,701)
	37,103	38,093	(990)	113,210	115,606	(2,396)
Other Income and Expenses
Interest expense	(12,430)	(11,025)	(1,405)	(35,673)	(31,705)	(3,968)
Other income and (expenses)	5,963	156	5,807	18,084	1,189	16,895
Equity in losses of equity method investment in real estate	(341)	(69)	(272)	(694)	(69)	(625)
	(6,808)	(10,938)	4,130	(18,283)	(30,585)	12,302
Income (loss) before income taxes and loss on sale of real estate	9,290	(1,747)	11,037	21,160	(9,394)	30,554
Benefit from (provision for) income taxes	2,825	(103)	2,928	1,632	(303)	1,935
Income (loss) before loss on sale of real estate	12,115	(1,850)	13,965	22,792	(9,697)	32,489
Loss on sale of real estate, net of tax	—	—	—	—	(63)	63
Net Income (Loss)	12,115	(1,850)	13,965	22,792	(9,760)	32,552
Net income attributable to noncontrolling interests	(2,294)	(2,231)	(63)	(6,568)	(6,730)	162
Net Income (Loss) Attributable to CPA®:18 – Global	$9,821	$(4,081)	$13,902	$16,224	$(16,490)	$32,714

CPA®:18 – Global 9/30/2017 10-Q – 42

Lease Composition and Leasing Activities

As of September 30, 2017, approximately 57.3% of our leases, based on ABR, provide for adjustments based on formulas indexed to changes in the U.S. CPI, or similar indices for the jurisdiction where the property is located, some of which have caps and/or floors. In addition, 37.9% of our leases on that same basis have fixed rent adjustments, for which ABR is scheduled to increase by an average of 3.3% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the three months ended September 30, 2017, we signed six leases totaling 61,751 square feet of leased space. Of these leases, two were with new tenants and four were lease modifications with existing tenants. The weighted average new rent for these leases is $9.13 per square foot. For lease modifications, the new rent is $7.40 compared to the weighted average former rent of $8.22 per square foot.

During the nine months ended September 30, 2017, we signed seven leases totaling 67,151 square feet of leased space. Of these leases, two were with new tenants and five were lease modifications with existing tenants. The weighted average new rent for these leases is $9.97 per square foot. For lease modifications, the new rent is $9.09 compared to the weighted average former rent of $9.80 per square foot.

CPA®:18 – Global 9/30/2017 10-Q – 43

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to Net income (loss) attributable to CPA®:18 – Global (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Existing Net-Leased Properties
Lease revenues	$25,363	$24,751	$612	$74,136	$73,339	$797
Depreciation and amortization	(11,074)	(11,152)	78	(32,334)	(34,145)	1,811
Property expenses	(1,723)	(1,382)	(341)	(8,343)	(3,459)	(4,884)
Property level contribution	12,566	12,217	349	33,459	35,735	(2,276)
Recently Acquired Net-Leased Properties
Lease revenues	2,272	—	2,272	3,281	—	3,281
Depreciation and amortization	(931)	—	(931)	(1,288)	—	(1,288)
Property expenses	(69)	—	(69)	(225)	—	(225)
Property level contribution	1,272	—	1,272	1,768	—	1,768
Existing Operating Properties
Revenues	17,784	16,702	1,082	52,090	48,030	4,060
Depreciation and amortization	(5,053)	(8,206)	3,153	(17,432)	(25,405)	7,973
Property expenses	(7,626)	(7,575)	(51)	(22,372)	(21,607)	(765)
Property level contribution	5,105	921	4,184	12,286	1,018	11,268
Recently Acquired Operating Properties
Revenues	2,865	2,009	856	8,255	4,160	4,095
Depreciation and amortization	(1,868)	(1,518)	(350)	(5,552)	(3,221)	(2,331)
Property expenses	(967)	(1,059)	92	(2,702)	(1,654)	(1,048)
Property level contribution	30	(568)	598	1	(715)	716
Property Level Contribution	18,973	12,570	6,403	47,514	36,038	11,476
Add other income:
Interest income and other	1,883	805	1,078	5,690	2,475	3,215
Less other expenses:
Asset management fees	(2,902)	(2,547)	(355)	(8,378)	(7,424)	(954)
General and administrative	(1,856)	(1,601)	(255)	(5,337)	(5,151)	(186)
Acquisition and other expenses	—	(36)	36	(46)	(4,747)	4,701
Other Income and Expenses
Interest expense	(12,430)	(11,025)	(1,405)	(35,673)	(31,705)	(3,968)
Other income and (expenses)	5,963	156	5,807	18,084	1,189	16,895
Equity in losses of equity method investment in real estate	(341)	(69)	(272)	(694)	(69)	(625)
	(6,808)	(10,938)	4,130	(18,283)	(30,585)	12,302
Income (loss) before income taxes and loss on sale of real estate	9,290	(1,747)	11,037	21,160	(9,394)	30,554
Benefit from (provision for) income taxes	2,825	(103)	2,928	1,632	(303)	1,935
Income (loss) before loss on sale of real estate	12,115	(1,850)	13,965	22,792	(9,697)	32,489
Loss on sale of real estate, net of tax	—	—	—	—	(63)	63
Net Income (Loss)	12,115	(1,850)	13,965	22,792	(9,760)	32,552
Net income attributable to noncontrolling interests	(2,294)	(2,231)	(63)	(6,568)	(6,730)	162
Net Income (Loss) Attributable to CPA®:18 – Global	$9,821	$(4,081)	$13,902	$16,224	$(16,490)	$32,714

CPA®:18 – Global 9/30/2017 10-Q – 44

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

For the three months ended September 30, 2017 compared to the same period in 2016, property level contribution from existing net-leased properties increased by $0.3 million, primarily due to the strengthening of the euro and Norwegian krone between the periods, which increased the lease revenues on several of our properties denominated in these currencies.

For the nine months ended September 30, 2017 compared to the same period in 2016, property level contribution from existing net-leased properties decreased by $2.3 million, primarily due to increased property expenses resulting from bad debt expense of $3.2 million associated with two of our jointly owned investments during 2017. Offsetting the increase in property expenses was a decrease of $1.8 million in depreciation and amortization primarily due to the full amortization of an in-place lease intangible asset subsequent to September 30, 2016.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2015. For the periods presented, there were three recently acquired net-leased properties.

For the three and nine months ended September 30, 2017, compared to the same periods in 2016, property level contribution from recently acquired net-leased properties increased by $1.3 million and $1.8 million, respectively, primarily due to an acquisition in the first quarter of 2017 and two build-to-suit projects that were placed into service during the second quarter of 2017.

Existing Operating Properties

Existing operating properties are those we acquired prior to January 1, 2016. For the periods presented, there were 62 existing operating properties.

For the three months ended September 30, 2017 compared to the same period in 2016, property level contribution from existing operating properties increased by $4.2 million, primarily due to an increase in revenues of $1.1 million and a decrease in depreciation and amortization expense of $3.2 million. The increase in revenues was primarily due to an increase of the average occupancy rate for our self-storage properties from September 30, 2016 to September 30, 2017, which rose from 91.3% to 91.6%, respectively. The decrease in depreciation and amortization expense was primarily due to certain in-place lease intangible assets becoming fully amortized subsequent to September 30, 2016.

For the nine months ended September 30, 2017 compared to the same period in 2016, property level contribution from existing operating properties increased by $11.3 million, primarily due to an increase in revenues of $4.1 million and a decrease in depreciation and amortization expense of $8.0 million. The increase in revenues was primarily due to an increase of the average occupancy rate for our self-storage properties from September 30, 2016 to September 30, 2017, which rose from 91.3% to 91.6%, respectively. The decrease in depreciation and amortization expense was primarily due to certain in-place lease intangible assets becoming fully amortized subsequent to September 30, 2016.

Recently Acquired Operating Properties

Recently acquired operating properties are those that we acquired or placed into service subsequent to December 31, 2015. For the periods presented, there were ten recently acquired operating properties.

CPA®:18 – Global 9/30/2017 10-Q – 45

For the three months ended September 30, 2017 compared to the same period in 2016, property level contribution from recently acquired operating properties increased by $0.6 million, primarily due to increased lease revenues of $0.9 million, which were partially offset by increased depreciation and amortization expense of $0.4 million. These increases were due to the operating properties we acquired and placed into service, primarily a completed student-housing development, during 2016 and 2017.

For the nine months ended September 30, 2017 compared to the same period in 2016, property level contribution from recently acquired operating properties increased by $0.7 million, primarily due to increased lease revenues of $4.1 million, which were partially offset by increased depreciation and amortization expense and property expenses of $2.3 million and $1.0 million, respectively. These increases were due to the operating properties we acquired and placed into service, primarily a completed student-housing development, during 2016 and 2017.

Other Revenues and Expenses

Interest Income and Other

For the three and nine months ended September 30, 2017 compared to the same periods in 2016, interest income and other increased by $1.1 million and $3.2 million, respectively, primarily due to interest earned on our mezzanine loan investment that was acquired in November 2016.

Property Expenses — Asset Management Fees

For the three and nine months ended September 30, 2017 compared to the same periods in 2016, asset management fees increased by $0.4 million and $1.0 million, respectively, due to investment volume during 2017 and 2016, which increased the asset base from which our Advisor earns a fee.

General and Administrative

For the three and nine months ended September 30, 2017 compared to the same period in 2016, general and administrative expenses increased by $0.3 million and $0.2 million, respectively, primarily due to an increase in personnel and overhead expenses reimbursed to our Advisor. The increase was due to our higher trailing four quarters of reported revenues compared to those of the other Managed Programs during the three and nine months ended September 30, 2017.

Acquisition and Other Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 2). On January 1, 2017, we adopted ASU 2017-01 (Note 2), and as a result, future transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this new accounting standard. In addition, goodwill will no longer be allocated and written off upon sale if future sales are deemed to be sales of assets and not businesses.

For the three months ended September 30, 2017 compared to the same period in 2016, acquisition expenses remained relatively flat.

For the nine months ended September 30, 2017 compared to the same period in 2016, acquisition expenses decreased by $4.7 million, primarily because none of our 2017 acquisitions were deemed to be business combinations.

Interest Expense

Our interest expense is directly impacted by the mortgage loans or other financing obtained or assumed in connection with our investing activity (Note 9). For the three months ended September 30, 2017 compared to the same period in 2016, interest expense increased by $1.4 million, primarily due to an increase in mortgage and bond financing obtained or assumed in connection with our investing activity during the respective periods. Our average outstanding debt balance was $1.3 billion and $1.1 billion during the three months ended September 30, 2017 and 2016, respectively. Our weighted-average interest rate was 4.0% during both the three months ended September 30, 2017 and 2016, respectively.

CPA®:18 – Global 9/30/2017 10-Q – 46

For the nine months ended September 30, 2017 compared to the same period in 2016, interest expense increased by $4.0 million. Our average outstanding debt balance was $1.2 billion and $1.1 billion during the nine months ended September 30, 2017 and 2016, respectively. Our weighted-average interest rate was 4.0% and 4.1% during the nine months ended September 30, 2017 and 2016, respectively.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities with a U.S. dollar currency designation. In addition, we have certain derivative instruments, including foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended September 30, 2017, we recognized net other income of $6.0 million, which was primarily comprised of $5.6 million of realized and unrealized foreign currency transaction gains related to our international investments, primarily related to our short-term intercompany loans, and $0.4 million of gains recognized on the change in fair value of rent guarantees.

For the nine months ended September 30, 2017, we recognized net other income of $18.1 million, which was primarily comprised of $16.2 million of realized and unrealized foreign currency transaction gains related to our international investments, $0.9 million of realized gains recognized on foreign currency forward contracts and collars, and $0.9 million of gains recognized on the change in the fair value of rent guarantees.

For the three months ended September 30, 2016, we recognized net other income of $0.2 million, which was primarily comprised of $0.3 million of gains recognized on a change in fair value of rent guarantees and $0.3 million of gains recognized on foreign currency forward contracts and collars, partially offset by $0.6 million of realized and unrealized foreign currency transaction losses related to our international investments.

For the nine months ended September 30, 2016, we recognized net other income of $1.2 million, which was primarily comprised of the $1.1 million of gains recognized on the change in fair value of rent guarantees, $0.4 million of interest income received on our cash balances held with financial institutions, and $0.2 million of gains recognized on derivatives, partially offset by $0.4 million of realized and unrealized foreign currency transaction losses related to our international investments.

Equity in Losses of Equity Method Investment in Real Estate

For the three and nine months ended September 30, 2017 compared to the same periods in 2016, equity in losses of equity method investment in real estate increased by $0.3 million and $0.6 million, respectively, primarily due to the commencement of operations in two Canadian self-storage facilities (upon completion of distinct phases of the overall development) in 2017 compared to one in July 2016.

Benefit from (Provision for) Income Taxes

Our provision for income taxes is primarily related to our international properties.

During the three and nine months ended September 30, 2017, we recorded a benefit from income taxes of $2.8 million and $1.6 million, respectively, comprised of current income taxes of $0.1 million and $1.3 million, respectively, and a benefit from deferred income taxes of $2.9 million in both periods.

During the three and nine months ended September 30, 2016, we recorded a provision for income taxes of $0.1 million and $0.3 million, respectively, comprised of current income taxes of $0.1 million and $0.7 million, respectively, and a benefit from deferred income taxes of less than $0.1 million and $0.4 million, respectively.

CPA®:18 – Global 9/30/2017 10-Q – 47

Net Income Attributable to Noncontrolling Interests

For the three months ended September 30, 2017 compared to the same period in 2016, net income attributable to noncontrolling interests remained relatively flat.

For the nine months ended September 30, 2017 compared to the same period in 2016, net income attributable to noncontrolling interests decreased by $0.2 million, primarily due to the bad debt expense associated with two jointly owned investments, offset by an increase in the available cash generated by the Operating Partnership, which we refer to as the Available Cash Distribution (Note 3).

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

Operating Activities — Net cash provided by operating activities increased by $11.8 million during the nine months ended September 30, 2017 as compared to the same period in 2016, primarily reflecting the impact of investments acquired or placed into service during 2016 and 2017.

Investing Activities — Our investing activities are generally comprised of real estate purchases, funding of build-to-suit development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $74.3 million for the nine months ended September 30, 2017. This was primarily the result of cash outflows of $40.8 million to fund construction costs of our build-to-suit projects (Note 4), $27.9 million for our real estate investments, $5.6 million for capital contributions to our equity investments, $4.6 million for capital expenditures on our owned real estate, $3.7 million for value added taxes paid in connection with acquisitions of real estate, and $3.7 million for payment of deferred acquisition fees to WPC. We also had cash inflows of $12.4 million for value added taxes refunded in connection with real estate acquisitions.

CPA®:18 – Global 9/30/2017 10-Q – 48

Financing Activities — Net cash provided by financing activities totaled $5.4 million for the nine months ended September 30, 2017. This was primarily due to cash inflows of $72.4 million from non-recourse mortgage financings (Note 9), $31.8 million of net proceeds received through our DRIP, and $2.3 million in contributions from noncontrolling interests. We had cash outflows of $63.6 million related to distributions paid to our stockholders, $12.0 million for distributions to noncontrolling interests, $9.1 million for scheduled payments and prepayments of mortgage loan principal, $8.5 million in net repayments of notes payable to WPC (Note 3), and $7.3 million for the repurchase of shares of our common stock pursuant to our redemption program.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to continue to seek investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2017, we declared distributions to stockholders of $64.2 million, which were comprised of $30.8 million of cash distributions and $33.4 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through September 30, 2017, we declared distributions to stockholders totaling $280.5 million, which were comprised of cash distributions of $131.9 million and $148.6 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. We fully covered total distributions declared for the nine months ended September 30, 2017 using FFO and our distribution coverage on a cumulative basis through that date was approximately 42.3%, with the balance funded primarily with proceeds from our offering and, to a lesser extent, other sources. We funded all of these distributions for the nine months ended September 30, 2017 from Net cash provided by operating activities. Since inception, we have funded 62.6% of our cumulative distributions from Net cash provided by operating activities, with the remaining 37.4%, or $104.8 million, being funded primarily with proceeds from our offering and, to a lesser extent, other sources. FFO and cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO or cumulative negative cash flow, as applicable, and finally to future period distributions. As we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets. In determining our distribution policy to date, we have placed primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, including ongoing build-to-suit projects that have not yet been placed into service, as well as our anticipated rate of return from any future investments, to assess the sustainability of a particular distribution rate over time.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2017, we redeemed 1,376,438 and 262,864 shares of Class A and Class C common stock, respectively, comprised of 342 and 63 redemption requests, respectively, and an average price per share of $7.96 and $7.69 per share for Class A and Class C common stock. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the nine months ended September 30, 2017. Except for redemptions sought in special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAV. For shares redeemed under special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAV.

CPA®:18 – Global 9/30/2017 10-Q – 49

Summary of Financing

The table below summarizes our non-recourse mortgages and bonds payable (dollars in thousands):

	September 30, 2017	December 31, 2016
Carrying Value (a)
Fixed rate	$1,122,371	$1,009,817
Variable rate:
Amount subject to interest rate swaps and caps	100,328	83,007
Amount subject to floating interest rate	42,743	39,319
Amount of variable rate debt subject to interest rate reset features	—	25,268
	143,071	147,594
	$1,265,442	$1,157,411
Percent of Total Debt
Fixed rate	89%	87%
Variable rate	11%	13%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.0%	4.1%
Variable rate (b)	3.8%	3.8%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $8.5 million and $8.9 million as of September 30, 2017 and December 31, 2016, respectively, and unamortized premium totaling $0.9 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At September 30, 2017, our cash resources consisted of cash and cash equivalents totaling $74.7 million. Of this amount, $34.8 million (at then-current exchange rates) was held in foreign subsidiaries, but we may be subject to restrictions or significant costs should we decide to repatriate these amounts. As of September 30, 2017, we utilized the remaining funds available under our third-party financing arrangements for either funding of construction or mortgage financing upon completion of certain of our build-to-suit and development projects (Note 9), which excludes $41.0 million related to the university complex development located in Accra, Ghana (Note 4) that remains subject to the tenant obtaining a letter of credit. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $206.0 million at September 30, 2017, although there can be no assurance that we would be able to obtain financing for these properties.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes. At September 30, 2017, we had $19.5 million of such loans outstanding from WPC, including accrued interest. The annual interest rate equaled LIBOR plus 1.1% through February 22, 2017. After that date, the annual interest rate equaled LIBOR plus 1.0%. Subsequent to September 30, 2017, we repaid the remaining $19.5 million of loans outstanding to WPC, including accrued interest (Note 13).

CPA®:18 – Global 9/30/2017 10-Q – 50

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt servicing payments, as well as other normal recurring operating expenses. Balloon payments totaling $16.4 million on our consolidated mortgage loan obligations to third parties are due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. Additionally, we had two outstanding loans from WPC that were set to mature in October 2017 and May 2018, which were fully repaid subsequent to September 30, 2017 (Note 3). We expect to fund $90.3 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, net — principal (a)	$1,273,023	$22,827	$109,822	$364,491	$775,883
Interest on borrowings and deferred acquisition fees	307,253	50,880	98,606	81,957	75,810
Capital commitments (b)	151,214	89,579	61,635	—	—
Loan from WPC, including accrued interest (c)	19,508	19,508	—	—	—
Operating and other lease commitments (d)	12,536	756	1,513	869	9,398
Annual distribution and shareholder servicing fee (e)	6,145	485	4,278	1,382	—
Deferred acquisition fees — principal (f)	5,682	4,893	789	—	—
Asset retirement obligations (g)	2,835	—	—	—	2,835
	$1,778,196	$188,928	$276,643	$448,699	$863,926
__________

(a)
Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. At September 30, 2017, this excludes $8.5 million of deferred financing costs and $0.9 million of unamortized premium, net.

(b)
Capital commitments include our current build-to-suit projects totaling $144.4 million (Note 4), a $6.7 million outstanding commitment on a build-to-suit project that has been placed into service, and $0.1 million related to other construction commitments.

(c)	On October 13, 2017, we repaid the remaining $19.5 million of loans outstanding to WPC, including accrued interest (Note 13).

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities, which is calculated as our allocable portion of WPC’s future minimum rent amounts using the allocation percentages for overhead reimbursement as of September 30, 2017 (Note 3).

(e)	Represents the estimated liability for the present value of the remaining annual distribution and shareholder servicing fee in connection with our Class C common stock (Note 3).

(f)
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

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2017, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At September 30, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:18 – Global 9/30/2017 10-Q – 51

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. At September 30, 2017, the total equity investment balance for these properties was $21.2 million. The joint venture also had total third-party recourse debt of $20.3 million.

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

CPA®:18 – Global 9/30/2017 10-Q – 52

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

CPA®:18 – Global 9/30/2017 10-Q – 53

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

CPA®:18 – Global 9/30/2017 10-Q – 54

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to CPA®:18 – Global	$9,821	$(4,081)	$16,224	$(16,490)
Adjustments:
Depreciation and amortization of real property	18,999	20,978	56,813	63,078
Loss on sale of real estate, net of tax	—	—	—	63
Proportionate share of adjustments to equity in net loss of partially owned entities to arrive at FFO	125	—	228	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,684)	(1,600)	(4,852)	(4,792)
Total adjustments	17,440	19,378	52,189	58,349
FFO attributable to CPA®:18 – Global (as defined by NAREIT)	27,261	15,297	68,413	41,859
Adjustments:
Unrealized (gains) losses on foreign currency, derivatives, and other	(5,266)	680	(15,768)	1,276
Straight-line and other rent adjustments (a)	(1,697)	(1,127)	(4,052)	(3,535)
Realized gains on foreign currency, derivatives, and other	(705)	(786)	(2,139)	(1,890)
Amortization of premium/discount on debt investments and fair market value adjustments, net	(218)	330	391	951
Loss on extinguishment of debt	—	—	54	—
Above- and below-market rent intangible lease amortization, net (b)	(25)	(124)	(98)	(616)
Acquisition and other expenses (c)	1	36	47	4,747
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	53	89	249	208
Total adjustments	(7,857)	(902)	(21,316)	1,141
MFFO attributable to CPA®:18 – Global	19,404	14,395	47,097	43,000
Adjustments:
Hedging gains	293	343	1,152	1,012
Deferred taxes	(3,286)	48	(2,979)	(280)
Total adjustments	(2,993)	391	(1,827)	732
Adjusted MFFO attributable to CPA®:18 – Global	$16,411	$14,786	$45,270	$43,732
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

CPA®:18 – Global 9/30/2017 10-Q – 55

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

CPA®:18 – Global 9/30/2017 10-Q – 56

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2017, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.8 million (Note 8).

At September 30, 2017, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at September 30, 2017 ranged from 1.6% to 5.8%. The contractual annual interest rates on our variable-rate debt at September 30, 2017 ranged from 1.6% to 5.1%. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2017 (in thousands):

	2017 (a) (Remainder)	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (b)	$1,376	$4,628	$5,274	$118,994	$162,779	$839,355	$1,132,406	$1,139,281
Variable rate debt (b)	$389	$23,822	$1,873	$7,617	$11,228	$95,688	$140,617	$153,047
__________

(a)
Excludes $19.5 million, including accrued interest, of loan proceeds from WPC, in aggregate, used to partially finance a new investment and the final payment to the developer for a build-to-suit project (Note 3). On October 13, 2017, we repaid the remaining $19.5 million of loans outstanding to WPC, including accrued interest (Note 13).

(b)	Amounts are based on the exchange rate at September 30, 2017, as applicable.

CPA®:18 – Global 9/30/2017 10-Q – 57

The estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2017 by an aggregate increase of $58.3 million or an aggregate decrease of $64.5 million, respectively. Annual interest expense on our unhedged variable-rate debt at September 30, 2017 would increase or decrease by $0.4 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at September 30, 2017, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the currencies, and has resulted in a decline in the value of the British pound sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of September 30, 2017, 4% and 35% of our total pro rata ABR was from the United Kingdom and other European Union countries, respectively. Any impact from Brexit on us will depend, in part, on the outcome of the related tariff, trade, regulatory, and other negotiations.  Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of September 30, 2017 during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$10,837	$44,128	$44,067	$43,184	$43,092	$351,542	$536,850
Norwegian krone (c)	3,463	13,754	13,770	13,492	12,775	68,783	126,037
British pound sterling (d)	813	3,067	3,261	3,021	2,756	12,683	25,601
	$15,113	$60,949	$61,098	$59,697	$58,623	$433,008	$688,488

CPA®:18 – Global 9/30/2017 10-Q – 58

Scheduled debt service payments (principal and interest) for mortgage notes and bonds payable, for our foreign operations as of September 30, 2017, during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$4,037	$11,677	$12,064	$96,615	$79,394	$146,579	$350,366
Norwegian krone (c)	3,382	6,017	6,017	6,017	50,920	119,070	191,423
British pound sterling (d)	253	1,005	1,005	25,484	—	—	27,747
	$7,672	$18,699	$19,086	$128,116	$130,314	$265,649	$569,536
__________

(a)
Amounts are based on the applicable exchange rates at September 30, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2017 of $1.9 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2017 of $0.7 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be an insignificant corresponding change in the projected estimated property-level cash flow at September 30, 2017.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2017.

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

For the nine months ended September 30, 2017, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	67% related to domestic properties, which included concentrations of 14% and 12% in Florida and Texas, respectively; and

•	33% related to international properties.

At September 30, 2017, our net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	41% related to domestic properties, which included a concentration of 10% in Illinois;

•	59% related to international properties, which included a concentration in the Netherlands of 16% and Norway of 15%;

•	50% related to office properties, 14% related to industrial properties, 13% related to warehouse properties, 13% related to retail properties, 10% related to hotel properties; and

•	11% related to the banking industry, 10% related to the grocery industry, and 10% related to the hotel, gaming, and leisure industry.

CPA®:18 – Global 9/30/2017 10-Q – 59

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:18 – Global 9/30/2017 10-Q – 60

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2017, we issued 351,431 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $8.24 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception and through September 30, 2017, we have issued a total of 3,266,723 shares of our Class A common stock to our Advisor as consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended September 30, 2017:

	Class A		Class C
2017 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
July	—	$—	—	$—	N/A	N/A
August	—	—	—	—	N/A	N/A
September	554,005	8.26	135,340	7.83	N/A	N/A
Total	554,005		135,340
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended September 30, 2017, we redeemed 120 and 23 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemptions requests that we received during the three months ended September 30, 2017. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV.

CPA®:18 – Global 9/30/2017 10-Q – 61

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:18 – Global 9/30/2017 10-Q – 62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	November 13, 2017
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2017
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:18 – Global 9/30/2017 10-Q – 63

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith