Form 10-K
period 2017-12-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2018-03-12
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 106,493,584 and 31,028,824 of Class A and Class C shares, respectively, of outstanding common stock at June 30, 2017.
As of March 2, 2018 there were 112,313,799 shares of Class A common stock and 31,502,554 shares of Class C common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

CPA:18 – Global 2017 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: tenant credit quality; the general economic outlook; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume, including the effects of the United Kingdom’s decision to exit the European Union; our expectations about tenant bankruptcies and interest coverage; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the impact of recently issued accounting pronouncements, the recently adopted Tax Cuts and Jobs Act in the United States, and other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our future capital expenditure levels; our future financing transactions; and our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations, or MFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CPA:18 – Global 2017 10-K – 2

PART I

Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 18 – Global Incorporated, or CPA:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded real estate investment trust, or REIT, that invests in a diversified portfolio of income-producing commercial properties and other real estate-related assets, both domestically and outside the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We conduct substantially all of our investment activities and own all of our assets through CPA:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership. In addition to being a general partner and a limited partner of the Operating Partnership, we also own a 99.97% capital interest in the Operating Partnership. WPC–CPA:18 Holdings, LLC, or CPA:18 Holdings, also known as the Special General Partner, a subsidiary of our sponsor, W. P. Carey Inc., or WPC, holds the remaining 0.03% special general partner interest in the Operating Partnership.

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

We are managed by WPC through certain of its subsidiaries, or collectively, our Advisor. WPC is a publicly traded REIT listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement, our Advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations, and administrative services. Our Advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to our Advisor and also reimburse our Advisor for certain expenses incurred in providing services to us, including expenses associated with personnel provided for administration of our operations. The current advisory agreement has a term of one year and may be renewed for successive one-year periods. As of December 31, 2017, our Advisor also served in this capacity for Corporate Property Associates 17 – Global Incorporated, or CPA:17 – Global, a publicly owned, non-traded REIT with an investment strategy similar to ours, which, together with us, is referred to as the CPA REITs. Our Advisor also currently serves in this capacity for Carey Watermark Investors Incorporated and Carey Watermark Investors 2 Incorporated, which are publicly owned, non-traded REITs that invest in hotel and lodging-related properties, which, together with the CPA REITs, are referred to as the Managed REITs. WPC also advises Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe, which together with the Managed REITs, is referred to as the Managed Programs.

We were formed as a Maryland corporation on September 7, 2012. We commenced our initial public offering in May 2013 and raised aggregate gross proceeds of $1.2 billion through the closing of the offering in April 2015. In addition, from inception through December 31, 2017, $116.8 million and $31.8 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan, or DRIP. Although we have substantially invested all of the proceeds from our offering, we intend to continue to use our cash reserves and cash generated from operations to acquire, own, and manage a portfolio of commercial properties leased to a diversified group of companies.

CPA:18 – Global 2017 10-K – 3

Our estimated net asset values per share, or NAVs, as of September 30, 2017 were $8.36 per share for both Class A and Class C common stock. See Significant Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details regarding our NAVs.

We have no employees. At December 31, 2017, our Advisor had 207 full-time employees who are available to perform services for us under our advisory agreement (Note 3).

Financial Information About Segments

We operate in three reportable business segments: Net Lease, Self Storage, and Multi-Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi-Family segment is comprised of our investments in multi-family residential properties and student-housing developments. In addition, we have an All Other category that includes our notes receivable investments. See Note 14 for financial information about our segments and geographic concentrations.

Business Objectives and Strategy

Our objectives are to:

•	provide attractive risk-adjusted returns for our stockholders;

•	generate sufficient cash flow over time to provide investors with increasing distributions;

•	seek investments with potential for capital appreciation; and

•	use leverage to enhance returns on our investments.

We seek to achieve these objectives by investing in a portfolio of income-producing commercial properties.

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

Our Portfolio

At December 31, 2017, our net lease portfolio was comprised of our full or partial ownership interests in 59 properties, which include multi-tenant properties, substantially all of which were fully occupied and triple-net leased to 98 tenants, and totaled approximately 10.2 million square feet on a pro rata basis. The remainder of our portfolio at that date was comprised of full or partial ownership interests in 69 self-storage properties and ten multi-family properties totaling 6.7 million square feet. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio.

Asset Management

Our Advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations, and arranging for and negotiating sales of assets. With respect to our net-leased investments, asset management functions include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, credit and real estate risk analysis, building expansions and redevelopments, refinancing debt, and selling assets. With respect to our self-storage and multi-family investments, asset management functions include engaging unaffiliated third parties for management of our investments, active oversight of property developers and managers, credit and real estate risk analysis, building expansions and redevelopments, refinancing debt, and selling assets.

CPA:18 – Global 2017 10-K – 4

Our Advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments, and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Our Advisor also utilizes third-party asset managers for certain domestic and international investments. Our Advisor reviews financial statements of our tenants and undertakes physical inspections of the condition and maintenance of our properties. Additionally, our Advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry. With respect to other real estate-related assets such as mortgage and mezzanine loans, asset management operations include evaluating potential borrowers’ creditworthiness, operating history, and capital structure. With respect to any investments in other mortgage-related instruments that we may make, our Advisor is responsible for selecting, acquiring, and facilitating the acquisition or disposition of such investments, including monitoring the portfolio on an ongoing basis. Our Advisor also monitors our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”

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

One of our objectives is ultimately to provide our stockholders with the opportunity to obtain liquidity for their investments in us. We may provide liquidity for our stockholders through sales of assets (either on a portfolio basis or individually), a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of the Managed REITs or WPC or its affiliates), an enhanced redemption program or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the two most recent instances in which stockholders of non-traded REITs managed by our Advisor were provided with liquidity, Corporate Property Associates 15 Incorporated, or CPA:15, and Corporate Property Associates 16 – Global Incorporated, or CPA:16 – Global, merged with and into subsidiaries of WPC on September 28, 2012 and January 31, 2014, respectively. Prior to that, the liquidating entity merged with another, later-formed REIT managed by WPC, as with the merger of Corporate Property Associates 14 Incorporated with CPA:16 – Global on May 2, 2011.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We will generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a significant portion of our currency risk on international investments. We, through the subsidiaries we form to make investments, will generally seek to borrow on a non-recourse basis and in amounts that we believe will maximize the return to our stockholders, although we may also borrow at the corporate level. The use of non-recourse financing may allow us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries that is secured only by the assets to which such indebtedness relates without recourse to the borrower or any of its subsidiaries, other than in case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions, and material misrepresentation. Since non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only take back the asset securing the debt, which protects our other assets. In some cases, particularly with respect to non-U.S. investments, the lenders may require that they have recourse to other assets owned by a subsidiary borrower, in addition to the asset securing the debt. Such recourse generally would not extend to the assets of our other subsidiaries. Lenders typically seek to include change of control provisions in the terms of a loan, making the termination or replacement of our Advisor, or the dissolution of our Advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. While we attempt to negotiate to not include such provisions, lenders may require them.

CPA:18 – Global 2017 10-K – 5

Aggregate borrowings on our portfolio as a whole may not exceed, on average, the lesser of 75% of the total costs of all investments or 300% of our net assets, unless the excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts, and other non-cash reserves, less total liabilities.

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

Tenant/Borrower Evaluation — Our Advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure. Our Advisor also rates each asset based on its market, liquidity, and criticality to the tenant’s operations, as well as other factors that may be unique to a particular investment. Our Advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Whether a prospective tenant or borrower is creditworthy is determined by our Advisor’s investment department and its independent investment committee, as described below. Our Advisor defines creditworthiness as a risk-reward relationship appropriate to its investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. Our Advisor has a robust internal credit rating system and may designate a tenant as “implied investment grade” even if the credit rating agencies have not made a rating determination.

Our Advisor generally seeks investments in facilities that it believes are critical to a tenant’s current business and that it believes have a low risk of tenant default. Our Advisor rates each asset based on the asset’s market and liquidity and also based on how critical the asset is to the tenant’s operations. Our Advisor also evaluates the credit quality of our tenants utilizing an internal five-point credit rating scale, with one representing the highest credit quality (investment grade or equivalent) and five representing the lowest (bankruptcy or foreclosure). Investment grade ratings are provided by third-party rating agencies, such as Standard & Poor’s Ratings Services or Moody’s Investors Service, although our Advisor may determine that a tenant is equivalent to investment grade even if the credit rating agencies have not made that determination. As of December 31, 2017, we had 13 tenants that were rated investment grade. Ratings for other tenants are generated internally utilizing metrics such as interest coverage and debt-to-earnings before interest, taxes, depreciation, and amortization, or EBITDA. These metrics are computed internally based on financial statements obtained from each tenant on a quarterly basis. Under the terms of our lease agreements, tenants are generally required to provide us with periodic financial statements. As of December 31, 2017, we had 39 below-investment grade tenants, with a weighted-average credit rating of 3.5. The aforementioned credit rating data does not include our multi-tenant and operating properties.

Properties Critical to Tenant/Borrower Operations — Our Advisor generally focuses on properties that it believes are critical to the ongoing operations of the tenant. Our Advisor believes that these properties generally provide better protection, particularly in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

CPA:18 – Global 2017 10-K – 6

Diversification — Our Advisor attempts to diversify our portfolio to avoid undue dependence on any one particular tenant, borrower, collateral type, geographic location, or industry. By diversifying the portfolio, our Advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While our Advisor has not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that it is reasonably well-diversified. Our Advisor also assesses the relative risk of our portfolio on a quarterly basis.

Lease Terms — Generally, the net-leased properties in which we invest will be leased on a full-recourse basis to the tenants or their affiliates. In addition, our Advisor seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are either fixed (i.e., mandated on specific dates) or tied to increases in inflation indices (e.g., the Consumer Price Index, or CPI, or similar indices in the jurisdiction where the property is located), but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant above a stated level, which we refer to as percentage rent.

Real Estate Evaluation — Our Advisor reviews and evaluates the physical condition of the property and the market in which it is located. Our Advisor considers a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. Our Advisor obtains third-party environmental and engineering reports and market studies when required. When considering an investment outside the United States, our Advisor will also consider factors particular to a country or region, including geopolitical risk, in addition to the risks normally associated with real property investments.

Transaction Provisions to Enhance and Protect Value — Our Advisor attempts to include provisions in our leases it believes may help to protect our investment from changes in the tenant’s operating and financial characteristics, which may affect the tenant’s ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include covenants requiring our consent for certain activities, requiring indemnification protections and/or security deposits, and requiring the tenant to satisfy specific operating tests. Our Advisor may also seek to enhance the likelihood that a tenant will satisfy their lease obligations through a letter of credit or guaranty from the tenant’s parent or other entity. Such credit enhancements, if obtained, provide us with additional financial security. However, in markets where competition for net-leased transactions is strong, some or all of these lease provisions may be difficult to obtain. In addition, in some circumstances, tenants may retain the option to repurchase the property typically at the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

Operating Properties and Other

Self-Storage Investments — Our Advisor combines a rigorous underwriting process and active oversight of property managers with a goal to generate attractive risk-adjusted returns. We had full or partial ownership interests in 69 self-storage properties as of December 31, 2017. Our self-storage investments are managed by unaffiliated third parties who have been engaged by our Advisor.

Multi-Family Investments — We have strategic relationships with third parties for the purpose of sourcing and managing investment opportunities in the multi-family sector both domestically and internationally. We combine a rigorous underwriting process and active oversight of property developers and managers with a goal to generate attractive risk-adjusted returns. We had full or partial ownership interests in ten multi-family properties as of December 31, 2017.

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

CPA:18 – Global 2017 10-K – 7

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

Transactions with Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including the other CPA REITs and our Advisor, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly owned entities, direct purchases of assets, mergers, or other types of transactions. Joint ventures with affiliates of WPC are permitted only if:

•
a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us; and

•	the affiliate makes its investment on substantially the same terms and conditions as us.

Investment Decisions

Our Advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities for the CPA REITs and WPC. Our Advisor also has an independent investment committee that provides services to the CPA REITs, CESH I, and WPC. Before an investment is made, the transaction is reviewed by the investment committee. The independent investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. Our Advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, our Advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee.

The investment committee has developed policies that permit some investments to be made without committee approval. Under current policy, certain investments may be approved by either the chairman of the investment committee or the Advisor’s chief investment officer. Additional such delegations may be made in the future at the discretion of the investment committee.

Competition

We face active competition from many sources for investment opportunities in commercial properties net-leased to tenants both domestically and internationally. In general, we believe our Advisor’s experience in real estate, credit underwriting, and transaction structuring should allow us to compete effectively for commercial properties and other real estate-related assets. However, competitors may be willing to accept rates of return, lease terms, other transaction terms, or levels of risk that we may find unacceptable.

We may also compete for investment opportunities with WPC and the other Managed Programs. Our Advisor has undertaken in the advisory agreement to use its best efforts to present investment opportunities to us and to provide us with a continuing and suitable investment program. Our Advisor follows allocation guidelines set forth in the advisory agreement when allocating investments among us, WPC and the other Managed Programs. Each quarter, our independent directors review the allocations made by our Advisor during the most recently completed quarter. Compliance with the allocation guidelines is one of the factors that our independent directors consider when deciding whether to renew the advisory agreement each year.

CPA:18 – Global 2017 10-K – 8

Environmental Matters

We have invested, and expect to continue to invest, in properties currently or historically used as industrial, manufacturing, and commercial properties. Under various federal, state, and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in, or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues. With respect to our self-storage and multi-family investments, which are not subject to net-leased arrangements, there is no tenant of the property to provide indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

Financial Information About Geographic Areas

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview and Note 14 for financial information pertaining to our geographic operations.

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

CPA:18 – Global 2017 10-K – 9

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

The price of shares being offered through our DRIP is determined by our board of directors based upon our NAVs from time to time and may not be indicative of the price at which the shares would trade if they were listed on an exchange or actively traded by brokers.

The price of the shares currently being offered through our DRIP is determined by our board of directors in the exercise of its business judgment based upon our NAVs from time to time. The valuation methodologies underlying our estimated NAVs involved subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved, or (iii) the value of our portfolio at the time you were able to dispose of your shares.

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

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO will be sufficient to cover our future distributions. For the year ended December 31, 2017, our FFO covered approximately 99.2% of total distributions declared (bringing the cumulative coverage ratio since our inception to 44.8%), with the balance funded primarily with proceeds from our offering and, to a lesser extent, other sources. We funded all of these distributions for the year ended December 31, 2017 from Net cash provided by operating activities. Since inception, we have funded 64.8% of our cumulative distributions from Net cash provided by operating activities, with the remaining 35.2%, or $106.4 million, being funded primarily with proceeds from our offering and, to a lesser extent, other sources. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales or borrowings to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid. The portion of our distributions that exceed our earnings and profits may represent a return of capital to our stockholders.

CPA:18 – Global 2017 10-K – 10

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

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) issue shares of common stock to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash, or (iii) issue additional common stock or other securities that are convertible into our common stock, then existing stockholders and investors that purchased their shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our initial public offering, and the value of our properties and other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

If we recognize substantial impairment charges on our properties or investments, our net income may be reduced.

We may incur substantial impairment charges, which we are required to recognize: (i) whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value; (ii) for direct financing leases, whenever the unguaranteed residual value of the underlying property has declined on an other-than-temporary basis; and (iii) for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income, although they do not necessarily affect our FFO, which is the metric we use to evaluate our distribution coverage.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies are in the best interest of our stockholders. These policies may change over time and may also vary as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, as well as our other objectives, policies, and procedures, may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk, and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

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

CPA:18 – Global 2017 10-K – 11

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

We are not restricted in the types of investments we may make. We have invested in, and may continue to invest in, assets outside our Advisor’s core expertise of long-term, net-leased properties and self-storage. Our Advisor may not be as familiar with the potential risks of investments outside net-leased properties and self-storage. If we continue to invest in assets outside our Advisor’s core expertise, such as our investments in multi-family properties, our Advisor’s reduced experience level could result in diminished investment performance, which in turn could adversely affect our revenues, NAVs, and distributions to our stockholders.

We may be deterred from terminating the advisory agreement because, upon certain termination events, our Operating Partnership must decide whether to exercise its right to repurchase all or a portion of CPA:18 Holdings’ interests.

The termination or resignation of Carey Asset Management Corp. as our Advisor, including by non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of our Advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of CPA:18 Holdings’ special general partner interest in our Operating Partnership at a value based on the lesser of: (i) five times the amount of the last completed fiscal year’s special general partner distributions; and (ii) the discounted present value of the estimated future special general partner distributions until March 2025. This repurchase could be prohibitively expensive and require the Operating Partnership to sell assets in order to complete the repurchase. If our Operating Partnership does not exercise its repurchase right and CPA:18 Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our Advisor while CPA:18 Holdings owns a significant interest in the Operating Partnership. Even if we do find another entity to act as our Advisor, we may be subject to higher fees than those charged by Carey Asset Management Corp. These considerations could deter us from terminating the advisory agreement.

The repurchase of CPA:18 Holdings’ special general partner interest in our Operating Partnership upon termination of our Advisor may discourage certain business combination transactions.

In the event of a merger or other extraordinary corporate transaction in which the advisory agreement is terminated and an affiliate of WPC does not replace Carey Asset Management Corp. as our Advisor, the Operating Partnership must either repurchase all or a portion of CPA:18 Holdings’ special general partner interest in our Operating Partnership at the value described in the immediately preceding risk factor or obtain CPA:18 Holdings’ consent to the merger. This obligation may deter a transaction in which we are not the surviving entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares that might otherwise exist if a third party attempted to acquire us through a merger or other extraordinary corporate transaction.

The termination or replacement of our Advisor could trigger a default or repayment event under the financing arrangements for some of our assets.

Lenders for certain financing arrangements related to our assets may request change of control provisions in their loan documentation that would make the termination or replacement of WPC or its affiliates as our Advisor an event of default or an event triggering the immediate repayment of the full outstanding balance of the loan. If an event of default or a repayment event occurs with respect to any of our loans, our revenues and distributions to our stockholders may be adversely affected.

CPA:18 – Global 2017 10-K – 12

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

We delegate our management functions to our Advisor, for which it earns fees pursuant to the advisory agreement. Although at least a majority of our board of directors must be independent, we have limited independence from our Advisor due to the delegation of management functions. As part of its management duties, our Advisor manages our business and selects our investments. Our Advisor and its affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our Advisor and its affiliates include:

•
our Advisor is compensated for certain transactions on our behalf (e.g., acquisitions of investments and sales), which may cause our Advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

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

•
decisions regarding asset sales, which could impact the timing and amount of fees payable to our Advisor, as well as allocations and distributions payable to CPA:18 Holdings pursuant to its special general partner interests (e.g., our Advisor receives asset management fees and may decide not to sell an asset; however, CPA:18 Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest);

•	business combination transactions, including mergers with WPC or another Managed REIT;

•	decisions regarding liquidity events, which may entitle our Advisor and its affiliates to receive additional fees and distributions in relation to the liquidations;

•
a recommendation by our Advisor that we declare distributions at a particular rate because our Advisor and CPA:18 Holdings may begin collecting subordinated fees once the applicable preferred return rate has been met;

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

CPA:18 – Global 2017 10-K – 13

We face competition from our Advisor and its affiliates in the purchase, sale, lease, and operation of properties.

WPC and its affiliates specialize in providing lease financing services to corporations. WPC and CPA:17 – Global have investment policies and return objectives that are similar to ours and they, as well as the other Managed Programs, are actively seeking investment opportunities. Therefore, WPC and its affiliates, including CPA:17 – Global, may compete with us with respect to properties; potential purchasers, sellers, and lessees of properties; and mortgage financing for properties. We do not have a non-competition agreement with WPC or the other Managed Programs. In addition, some of the Managed Programs may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.

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

CPA:18 – Global 2017 10-K – 14

We could be adversely affected if our Advisor sold, transferred or otherwise discontinued its investment management business.

If WPC were to sell or otherwise transfer its advisory business to another Managed Program, we could be adversely affected because our Advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions, and other matters that are more favorable to its Managed Program owner than to us. In addition, if WPC discontinued its investment management business entirely, we would have to find a new Advisor, who may not be familiar with our company, may not provide the same level of services as our Advisor, and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance and delay or otherwise negatively impact our ability to effect a liquidity event. If we terminate the advisory agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial and we may have difficulty finding a replacement advisor that would perform at a level at least as high as that of our Advisor. As of June 30, 2017, WPC exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it currently expects to continue serving as our Advisor through the end of our life cycle.

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
•renewal of leases at lower rental rates;
•inability to collect rents from tenants due to financial hardship, including bankruptcy;
•changes in tax, real estate, zoning, or environmental laws that adversely impact the value of real estate;

•	failure to comply with federal, state, and local legal and regulatory requirements, including the Americans with Disabilities Act or fire and life-safety requirements;
•uninsured property liability, property damage, or casualty losses;

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state, and local laws;
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

CPA:18 – Global 2017 10-K – 15

Our participation in joint ventures creates additional risk.

We have participated, and may in the future participate, in joint ventures to purchase assets together with CPA: 17 – Global, WPC and its other affiliates, and/or third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture, or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our Advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

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

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In the first quarter of 2016, both the Financial Accounting Standards Board and the International Accounting Standards Board issued new standards on lease accounting which bring most leases, both existing and new, on the balance sheet for lessees. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases is retained. The new standards also replace existing sale-leaseback guidance with new models applicable to both lessees and lessors. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The standards outline a completely new model for accounting by lessees, whereby their rights and obligations under most leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

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

CPA:18 – Global 2017 10-K – 16

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

CPA:18 – Global 2017 10-K – 17

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

We have invested, and may continue to invest in, properties located outside the United States. At December 31, 2017, our directly owned real estate properties located outside of the United States represented 61% of consolidated contractual minimum annualized base rent, or ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws (including land use, zoning, and environmental laws) including the General Data Protection Regulation in the European Union that becomes effective on May 25, 2018;

•
tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directive), which may result in additional taxes on our international investments;

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

In addition, the lack of publicly available information in certain jurisdictions in accordance with U.S. generally accepted accounting principles, or GAAP could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental and regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Further, our Advisor’s expertise to date has primarily been in the United States and certain countries in Europe and Asia. Our Advisor has less experience in other international markets and may not be as familiar with the potential risks to our investments in these areas, which could cause us to incur losses as a result.

Our Advisor may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum in which voters in the United Kingdom approved an exit from the European Union, on March 29, 2017, the United Kingdom invoked Article 50 of the Treaty on European Union and initiated the process to leave the European Union (a process commonly referred to as “Brexit”). Given the ongoing negotiations to determine the terms of the United Kingdom’s future relationship with the European Union, we cannot predict how the Brexit process will be implemented and are continuing to assess the potential impact, if any, of these events on our operations, financial condition, and results of operations.

CPA:18 – Global 2017 10-K – 18

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations. As described elsewhere in this Report, we own real estate in foreign jurisdictions, including the United Kingdom and European countries, and we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international lease revenue is reduced because foreign currencies translate into fewer U.S. dollars.

The longer-term effects of Brexit will depend on the agreements that the United Kingdom makes to retain access to European Union markets, either during the transitional period or more permanently. The real estate industry faces substantial uncertainty regarding the impact of Brexit. Adverse consequences could include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could have a material negative impact on our operations, financial condition and results of operations.

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

CPA:18 – Global 2017 10-K – 19

Because most of our properties are occupied by a single tenant, our success is materially dependent upon their financial stability.

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our revenues. For the year ended December 31, 2017, our five largest tenants/guarantors represented approximately 19% of our total consolidated revenue. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to our stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating. In addition, the bankruptcy or default of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We may in the future have tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

Bankruptcy or insolvency of a tenant or borrower could cause: the loss of lease or interest and principal payments, an increase in the costs incurred to carry the asset, litigation, a reduction in the value of our shares, and/or a decrease in amounts available for distribution to our stockholders.

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

In addition, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws (an entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business, or assets in the United States). If a tenant became a debtor under U.S. bankruptcy laws, it would then have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that, until such unexpired lease is assumed or rejected, the tenant or its trustee must perform the tenant’s obligations under the lease in a timely manner. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court. CPA:17 – Global and certain of the other CPA programs previously managed by our Advisor have had tenants file for bankruptcy protection and have been involved in bankruptcy-related litigation (including with several international tenants). Historically, four of the seventeen CPA programs managed by our Advisor temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants. Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency.

Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our stockholders. The mortgage loans we may invest in may also be subject to delinquency, foreclosure, and loss, which could result in losses to us.

CPA:18 – Global 2017 10-K – 20

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

We may continue to invest in and develop multi-family, student-housing, and other properties. Such investments can involve long timelines and complex undertakings, including due diligence, entitlement, environmental remediation, and dense urban construction. We may abandon opportunities that we have begun to explore for a number of reasons (including changes in local market conditions or increases in construction or financing costs) and, as a result, fail to recover expenses already incurred in exploring those opportunities. We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities. We project construction costs based on market conditions at the time we prepare our budgets and, while we include anticipated changes, we cannot (i) predict costs with certainty or (ii) guarantee that market rents in effect at the time that the development is completed will be sufficient to offset the effects of any increased costs. Occupancy rates and rents may fail to meet our original expectations for a number of reasons, including competition from similar developments and other changes in market and economic conditions beyond our control.

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

A decrease in the demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio. Demand for self-storage space has been and could be adversely affected by weakness in national, regional, and local economies; changes in supply of, or demand for, similar or competing self-storage facilities in an area; and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues. For the year ended December 31, 2017, revenue generated from our self-storage investments represented approximately 27% of our consolidated total revenue.

CPA:18 – Global 2017 10-K – 21

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

Our properties are currently invested, and we expect to continue to invest, in real properties historically, used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:

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

Our costs of investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial, and could exceed the amounts estimated and recorded within our consolidated financial statements. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant by environmental laws, could affect its ability to make rental payments to us. And although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities. With respect to our self-storage and multi-family investments, where there is no tenant to provide indemnification under a net-lease arrangement, we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

CPA:18 – Global 2017 10-K – 22

We and our independent property operators rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

We and our independent property operators rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, billing, and operating data. We purchase some of our information technology from third-party vendors and we rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential information. It is possible that our safety and security measures will not be able to prevent improper system functions, damage, or the improper access or disclosure of personally identifiable information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers, and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Any failure to maintain proper function, security, and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, and could have a material adverse effect on our business, financial condition, and results of operations.

The occurrence of cyber incidents to our Advisor, or a deficiency in our Advisor’s cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of information resources. More specifically, a cyber incident could be (i) an intentional attack, which could include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information; or (ii) an unintentional accident or error. As our Advisor’s reliance on technology has increased, so have the risks posed to our Advisor’s systems, both internal and outsourced. Our Advisor may also store or come into contact with sensitive information and data. If our Advisor or its partners fail to comply with applicable privacy or data security laws in handling this information, including the new General Data Protection Regulation in the European Union, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We and our Advisor maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our Advisor’s systems. Our Advisor has implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our and our Advisor’s increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

CPA:18 – Global 2017 10-K – 23

Conflicts of interest may arise between holders of our common stock and holders of partnership interests in our Operating Partnership.

Our directors and officers have duties to us and our stockholders under Maryland law in connection with their management of us. At the same time, our Operating Partnership was formed in Delaware and we, as general partner, have duties under Delaware law to our Operating Partnership and any other limited partners in connection with our management of our Operating Partnership. Our duties as general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to us and our stockholders.

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

In addition, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents, employees, and designees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred, or benefits not derived if we or our officers, directors, agents, employees, or designees, as the case may be, acted in good faith. Furthermore, our Operating Partnership is required to indemnify us and our officers, directors, agents, employees, and designees to the extent permitted by applicable law from, and against, any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent, or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property, or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

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

CPA:18 – Global 2017 10-K – 24

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

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•	not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	be subject to federal and state income tax, including any applicable alternative minimum tax for taxable years ending prior to January 1, 2018, on our taxable income at regular corporate rates; and

•	be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

CPA:18 – Global 2017 10-K – 25

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

CPA:18 – Global 2017 10-K – 26

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

We use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 20% of the fair market value of our assets (25% for tax years beginning after July 30, 2008 and before December 31, 2017), we would lose tax efficiency and could potentially fail to qualify as a REIT.

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

Overall, no more than 20% of the value of a REIT’s gross assets (25% for tax years beginning after July 30, 2008 and before December 31, 2017), may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our portfolio. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

CPA:18 – Global 2017 10-K – 27

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from C corporations, which could adversely affect the value of our common stock.

The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced qualified dividend rate. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes for taxable years ending prior to January 1, 2018; (ii) taxes on any undistributed income and state, local, or foreign income; and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 21% for year 2018) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

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

CPA:18 – Global 2017 10-K – 28

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

Recent changes to U.S. tax laws could have a negative impact on our business.

On December 22, 2017, the President signed a tax reform bill into law, referred to herein as the “Tax Cuts and Jobs Act,” which among other things:

•	reduces the corporate income tax rate from 35% to 21% (including with respect to our TRSs);

•
reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	allows for an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
changes the recovery periods for certain real property and building improvements (e.g., to 15 years for qualified improvement property under the modified accelerated cost recovery system, to 30 years (previously 40 years) for residential real property, and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
restricts the deductibility of interest expense by businesses (generally, to 30% of the business’s adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business, but businesses conducted by our TRSs may not qualify, and we have not yet determined whether our subsidiaries can and/or will make such an election;

•	requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	eliminates the federal corporate alternative minimum tax;

•
implements a one-time deemed repatriation tax on corporate profits (at a rate of 15.5% on cash assets and 8% on non-cash assets) held offshore, which profits are not taken into account for purposes of the REIT gross income tests;

•	reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

CPA:18 – Global 2017 10-K – 29

•
limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually. As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required to maintain our REIT status, as well as our relative tax advantage as a REIT, could change.

The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, which will require subsequent rulemaking and interpretation in a number of areas. In addition, many provisions in the Tax Cuts and Jobs Act, particularly those affecting individual taxpayers, expire at the end of 2025. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact the operating results, financial condition, and future business plans for some or all of our tenants. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.

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

Item 3. Legal Proceedings.

At December 31, 2017, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business may be pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA:18 – Global 2017 10-K – 30

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 2, 2018, there were 28,772 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared per share for the past two years are as follows:

	Years Ended December 31,
	2017		2016
	Class A	Class C	Class A	Class C
First quarter	$0.1563	$0.1380	$0.1563	$0.1337
Second quarter	0.1563	0.1382	0.1563	0.1376
Third quarter	0.1563	0.1384	0.1563	0.1376
Fourth quarter	0.1563	0.1380	0.1563	0.1378
	$0.6252	$0.5526	$0.6252	$0.5467

Unregistered Sales of Equity Securities

During the three months ended December 31, 2017, we issued 349,934 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at $8.36 per share, which represented our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through December 31, 2017, we have issued a total of 3,616,657 shares of our Class A common stock to our Advisor as consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

CPA:18 – Global 2017 10-K – 31

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2017:

	Class A		Class C
2017 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
October	—	—	—	—	N/A	N/A
November	—	—	—	—	N/A	N/A
December	512,959	$8.12	373,233	$7.94	N/A	N/A
Total	512,959		373,233
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended December 31, 2017, we redeemed 113 and 23 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the three months ended December 31, 2017. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV.

CPA:18 – Global 2017 10-K – 32

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data
Total revenues	$205,634	$184,323	$135,943	$54,317	$3,292
Acquisition and other expenses	64	6,789	42,216	59,225	86
Net income (loss)	39,817	(19,785)	(49,326)	(56,556)	(241)
Net (income) loss attributable to noncontrolling interests	(13,284)	(10,299)	(8,406)	689	(390)
Net income (loss) attributable to CPA:18 – Global	26,533	(30,084)	(57,732)	(55,867)	(631)

Income (loss) per share:
Net income (loss) attributable to CPA:18 – Global Class A	0.19	(0.22)	(0.45)	(0.63)	(0.18)
Net income (loss) attributable to CPA:18 – Global Class C	0.18	(0.23)	(0.44)	(0.72)	(0.27)

Distributions per share declared to CPA:18 – Global Class A	0.6252	0.6252	0.6250	0.6248	0.2717
Distributions per share declared to CPA:18 – Global Class C	0.5526	0.5467	0.5333	0.5316	0.2311
Balance Sheet Data
Total assets	$2,330,997	$2,209,446	$2,134,683	$1,611,462	$355,289
Net investments in real estate (a)	2,062,451	1,953,153	1,862,969	1,106,659	233,225
Long-term obligations (b)	1,287,847	1,180,138	1,035,354	534,815	87,384
Other Information
Net cash provided by (used in) operating activities	$87,880	$67,723	$35,563	$(9,914)	$2,262
Net cash used in investing activities	(58,996)	(215,139)	(897,773)	(945,583)	(223,813)
Net cash (used in) provided by financing activities	(34,063)	103,399	555,795	1,282,829	330,308
Cash distributions paid	85,174	81,677	75,936	37,636	115
Distributions declared	85,865	82,594	78,385	53,444	1,936
___________

(a)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, Net investments in real estate as of December 31, 2016, 2015, 2014, and 2013 has been revised to conform to the current period presentation (Note 2).

(b)	Represents non-recourse mortgage obligations, bonds payable, deferred acquisition fee installments (including interest), and the annual distribution and shareholder servicing fee liability.

CPA:18 – Global 2017 10-K – 33

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

Significant Developments

Management Changes

Mr. Mark J. DeCesaris retired from his positions as our chief executive officer and a Director of our board in connection with his resignation from those positions with WPC, all effective as of December 31, 2017. On December 6, 2017, our board of directors elected Mr. Jason E. Fox, the incoming chief executive officer of WPC, to become our chief executive officer, effective as of January 1, 2018, and to fill the vacancy on the board, effective as of that same date. Mr. Fox has served as president of WPC since 2015 and previously served in various capacities in WPC’s Investment Department, including as its Head of Global Investments, since joining WPC in 2002.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by President Trump. The new tax legislation, which is expected to have a minimal impact on our operating results, cash flows, and financial condition, contains several key tax provisions, including the reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Other key provisions that have implications to the real estate industry include the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, deductions for pass-through business income, and limitations on loss carryforwards. In addition, the effect of the international provisions of the Tax Cuts and Jobs Act establishes a territorial-style system for taxing foreign-source income of domestic multinational corporations and imposes a one-time repatriation of foreign earnings and profits for which the inclusions can be spread over an eight-year period.

As a result of the Tax Cuts and Jobs Act, for periods beginning on January 1, 2018:

•
Tax rates are permanently reduced on businesses conducted by taxable corporations. The Tax Cuts and Jobs Act is expected to have a favorable impact on the effective tax rate and net income as reported under GAAP for our TRSs;

CPA:18 – Global 2017 10-K – 34

•
New limitations on interest deductions are imposed with an exemption for electing real estate businesses. Generally, we expect our business to qualify as such a real property business, but businesses conducted by our TRSs may not qualify, and we have not yet determined whether our subsidiaries can and/or will make such an election;

•
Depreciation expensing rules provide taxpayers with 100% expensing deductions for qualifying new or used property acquired and placed in service between September 28, 2017 and December 31, 2022, with annual 20% step-downs generally from 2023-2026; however, this will have a limited impact on us due to the interest limitation exception election;

•
Our non-corporate shareholders may be entitled to deduct 20% of qualified REIT ordinary dividends without regard to wage limitations, asset-based limitations, qualified trade or business limitations, or qualified business income limitations;

•
Net operating loss, or NOL, carryforwards arising in tax years beginning after 2017 now may reduce only 80% of taxable income of any year, and NOL carryforwards can be carried forward indefinitely but can no longer be carried back to prior years; however, the Tax Cuts and Jobs Act does not restrict the usage of our existing NOLs, which arose through 2017; and

•	The territorial tax system taxes our income earned within the United States, as opposed to worldwide income, but will have a minimal impact on us due to the ability of REITs to deduct dividends paid.

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

Hurricane Harvey and Hurricane Irma

During the year ended December 31, 2017, certain of our properties were damaged by Hurricane Harvey and Hurricane Irma. We evaluated these properties to determine if any losses should be recognized and we recognized a loss of $0.1 million on one of our self-storage properties in Houston, Texas, which represents the estimated insurance deductible to be paid. After the payment of the deductible, we currently expect that all other costs will be covered by insurance.

Net Asset Value

Our Advisor calculated our quarterly NAVs as of September 30, 2017 in accordance with our valuation policies, and on December 6, 2017, we announced that our Advisor had determined that the quarterly NAV for both our Class A and Class C common stock was $8.36, which was 1.5% higher than our NAVs at June 30, 2017. Our Advisor calculated our NAVs by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter as of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017 and updated estimates of the fair market value of our debt as of September 30, 2017, all provided by an independent third party, as described below. Utilizing the updated appraisals, our Advisor then adjusted the resulting net equity of our real estate portfolio for certain items. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. The majority of our costs associated with development projects (which are not yet generating income) are included in Real estate under construction in our consolidated financial statements and totaled approximately $134.4 million as of December 31, 2017. For additional information regarding the calculation of our quarterly NAVs at September 30, 2017, please see our Current Report on Form 8-K dated December 6, 2017. Our Advisor currently intends to determine our quarterly NAVs as of December 31, 2017 during the first quarter of 2018.

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

CPA:18 – Global 2017 10-K – 35

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. At December 31, 2017, the liability balance for the distribution and shareholder servicing fee was $5.7 million.

Acquisition and Financing Activity

During 2017, we acquired three new investments for an aggregate amount of $102.8 million, inclusive of unfunded future commitments and acquisition-related costs and fees. These investments were comprised of $94.6 million for student-housing build-to-suit transactions and $8.2 million for net-leased properties.

Additionally, we purchased a vacant parcel of land for a self-storage development project as part of our joint venture with a third party for $5.1 million (based on the exchange rate of the Canadian dollar at the date of acquisition) and made our final payment to the developer for a build-to-suit project located in Eindhoven, the Netherlands for $18.7 million (based on the exchange rate of the euro on the date of the payment). We also purchased shares in the partially completed hotel located in Munich, Germany from the third-party developer for $9.6 million, which was based on the exchange rate of the euro on the date of the acquisition (Note 4).

During 2017, we obtained mortgage financing totaling $23.2 million and refinanced non-recourse mortgage loans totaling $17.0 million, including $17.5 million for net-leased properties, $17.0 million for multi-family properties, and $5.7 million for self-storage properties, with a weighted-average annual interest rate of 5.2% and 2.6%, respectively, and term to maturity of 5.7 and 4.5 years, respectively. In addition, we had draws of $53.9 million (based on the exchange rate of the euro and British pound sterling at the date of the respective drawdowns) on third-party non-recourse financings related to three of our build-to-suit investments (Note 9). During the year ended December 31, 2017, we borrowed $11.2 million from WPC and repaid all loans outstanding totaling $39.2 million, including accrued interest, prior to year-end (Note 3). Amounts are based on the exchange rate of the foreign currency at the date of financing, as applicable.

CPA:18 – Global 2017 10-K – 36

Portfolio Overview

We hold a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We make investments both domestically and internationally. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased, jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	December 31,
	2017	2016
Number of net-leased properties (a)	59	59
Number of operating properties (b)	79	76
Number of tenants (a)	98	103
Total square footage (in thousands)	16,873	16,259
Occupancy — Single-tenant	99.7%	100.0%
Occupancy — Multi-tenant	92.4%	98.4%
Occupancy — Self-storage	89.2%	91.0%
Occupancy — Multi-family	90.9%	93.9%
Weighted-average lease term — Single-tenant properties (in years)	11.1	10.8
Weighted-average lease term — Multi-tenant properties (in years)	7.1	7.1
Number of countries	12	11
Total assets (consolidated basis in thousands)	$2,330,997	$2,209,446
Net investments in real estate (consolidated basis in thousands) (c)	2,062,451	1,953,153
Debt, net — pro rata (in thousands)	1,184,896	1,066,603

	Years Ended December 31,
(dollars in thousands, except exchange rates)	2017	2016	2015
Acquisition volume — consolidated (d) (e)	145,519	185,203	1,128,090
Acquisition volume — pro rata (e) (f)	160,773	200,736	1,136,580
Financing obtained — consolidated	94,119	175,451	569,075
Financing obtained — pro rata (f)	100,064	188,222	566,725
Average U.S. dollar/euro exchange rate	1.1292	1.1067	1.1099
Average U.S. dollar/Norwegian krone exchange rate	0.1210	0.1193	0.1243
Average U.S. dollar/British pound sterling exchange rate	1.2882	1.3558	1.5286
Change in the U.S. CPI (g)	2.1%	2.0%	0.7%
Change in the Harmonized Index of Consumer Prices (g)	1.4%	1.2%	0.2%
Change in the Norwegian CPI (g)	1.6%	3.4%	2.3%
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

(b)
At December 31, 2017, our operating portfolio consisted of 69 self-storage properties and ten multi-family properties, all of which are managed by third parties. Our operating portfolio also includes self-storage and multi-family build-to-suit projects.

(c)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, amounts for certain line items included within Net investments in real estate as of December 31, 2016 have been revised to conform to the current period presentation (Note 2).

(d)	Includes build-to-suit transactions and related budget amendments, which are reflected as the total commitment for the build-to-suit funding, and excludes investments in unconsolidated joint ventures.

CPA:18 – Global 2017 10-K – 37

(e)
Includes acquisition-related expenses related to 2016 and 2015 business combinations, which were included in Acquisition and other expenses in the consolidated financial statements. On January 1, 2017, we adopted Accounting Standards Update, or ASU, 2017-01 (Note 2), and as a result, none of our 2017 acquisitions were deemed to be business combinations.

(f)
Includes build-to-suit transactions and related budget amendments, which are reflected as the total commitment for the build-to-suit funding, and includes investments in unconsolidated joint ventures, which include our equity investments in real estate (Note 4).

(g)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or U.S. CPI, or similar indices in the jurisdictions where the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at December 31, 2017. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent
Fentonir Trading & Investments Limited (a)	Hotel	Hotel, Gaming, and Leisure	Munich and Stuttgart, Germany	$7,801	8%
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	6,083	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	5,646	6%
Konzum d.d. (referred to as Agrokor) (a) (b)	Retail	Grocery	Split, Zadar, Zagreb (3), Croatia	5,440	5%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	5,313	5%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,638	5%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	4,524	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	3,860	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	3,766	4%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,749	4%
Total				$50,820	52%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)
In April 2016, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $2.9 million during the year ended December 31, 2017.

CPA:18 – Global 2017 10-K – 38

Portfolio Diversification by Geography
(dollars in thousands)

Region	ABR	Percent
United States
Midwest	$22,466	23%
South	11,631	12%
East	3,483	4%
West	420	—%
U.S. Total	38,000	39%

International
The Netherlands	15,378	16%
Norway	13,197	13%
Germany	11,202	11%
Croatia	5,440	5%
Mauritius	5,313	5%
Poland	4,594	5%
United Kingdom	3,474	4%
Slovakia	2,516	2%
International Total	61,114	61%

Total	$99,114	100%

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	ABR	Percent
Office	$47,110	48%
Hotel	14,907	15%
Industrial	13,162	13%
Warehouse	12,279	12%
Retail	11,656	12%
Total	$99,114	100%

CPA:18 – Global 2017 10-K – 39

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Hotel, Gaming, and Leisure	$14,950	15%
Banking	10,607	11%
Grocery	9,300	9%
Sovereign and Public Finance	7,233	7%
Containers, Packaging, and Glass	5,646	6%
Capital Equipment	5,425	6%
Retail	5,123	5%
Insurance	4,676	5%
Utilities: Electric	4,103	4%
Oil and Gas	3,938	4%
Metals and Mining	3,393	4%
Business Services	3,376	3%
High Tech Industries	3,266	3%
Media: Advertising, Printing, and Publishing	3,259	3%
Healthcare and Pharmaceuticals	2,573	3%
Consumer Services	2,112	2%
Automotive	1,989	2%
Construction and Building	1,764	2%
Non-Durable Consumer Goods	1,266	1%
Telecommunications	1,065	1%
Electricity	1,027	1%
Wholesale	1,007	1%
Other (a)	2,016	2%
Total	$99,114	100%
__________

(a)	Includes ABR from tenants in the following industries: cargo transportation, durable consumer goods and environmental industries.

CPA:18 – Global 2017 10-K – 40

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a) (b)	Number of Leases Expiring	ABR	Percent
2018	8	$997	1%
2019	6	1,031	1%
2020	7	1,279	1%
2021	6	1,332	1%
2022	8	2,151	2%
2023	13	15,183	16%
2024	10	5,144	6%
2025	9	6,991	7%
2026	8	6,833	7%
2027	8	6,283	6%
2028	4	5,211	5%
2029	4	9,242	9%
2030	6	4,377	5%
2031	4	5,170	5%
Thereafter (>2031)	14	27,890	28%
Total	115	$99,114	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent pro rata ABR of $3.5 million.

CPA:18 – Global 2017 10-K – 41

Operating Properties

At December 31, 2017, our operating portfolio consisted of 69 self-storage properties, which had an average occupancy rate of 89.2%, and ten multi-family properties (including student-housing developments), which had an average occupancy rate of 90.9%. At December 31, 2017, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	23	2,277
Texas	13	1,201
California	10	860
Georgia	5	593
Nevada	3	243
Delaware	3	241
North Carolina	2	403
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
District of Columbia	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	71	6,523
Canada (a)	4	150
United Kingdom (b)	3	—
Spain (c)	1	—
International Total	8	150
Total	79	6,673
__________

(a)	Represents four build-to-suit projects for self-storage facilities that are unconsolidated investments and are included in Equity investments in real estate in the consolidated financial statements.

(b)	Includes three build-to-suit projects for student-housing developments.

(c)	Includes a build-to-suit project for a student-housing development.

CPA:18 – Global 2017 10-K – 42

Build-to-Suit and Development Projects

As of December 31, 2017, we had the following consolidated development properties and joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)
Q1 2018	Hotel	Munich, Germany (d)	94.9%	1	244,176	$74,171	$73,070
Q3 2018	Student Housing	Portsmouth, United Kingdom	97.0%	1	126,807	66,334	28,789
Q3 2018	Student Housing	Cardiff, United Kingdom	94.5%	1	96,983	42,657	21,398
Q3 2019	Student Housing	Swansea, United Kingdom (e)	94.5%	1	176,496	49,977	8,083
Q3 2020	Student Housing	Malaga, Spain	100.0%	1	88,878	41,780	5,243
TBD (f)	Office/Student Housing	Accra, Ghana (f)	100.0%	6	506,537	60,630	27,601
				11	1,239,877	$335,549	164,184
Third-party contributions (g)							(1,045)
Total							$163,139
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)
Amounts related to certain of our build-to-suit projects are denominated in a foreign currency. For these projects, amounts are based on their respective spot rates as of December 31, 2017, where applicable.

(c)	Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)
During the year ended December 31, 2017, the hotel, which is a net-leased property, commenced operations and, as a result, $67.7 million of the total project was placed into service. The remainder of the project is currently expected to be placed into service during the first quarter of 2018.

(e)	Amount funded for the project includes $7.3 million of prepaid ground lease rent that is included in Other assets, net on our consolidated balance sheet (Note 4).

(f)
On February 19, 2016, the joint venture obtained third-party financing in an amount up to $41.0 million, subject to the tenant obtaining a letter of credit. Since the tenant has not to date obtained the required letter of credit as of the date of this Report, we are currently unable to estimate when this project will be completed, if at all (Note 4).

(g)	Amount represents the funds contributed from our joint-venture partners.

As of December 31, 2017, we had the following unconsolidated development properties and joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location (a) (b)	Ownership Percentage (c)	Number of Buildings	Square Footage	Estimated Project Totals (d)	Amount Funded (d)
Q2 2018	Self Storage	Toronto, Canada	89.9%	1	119,000	$16,843	$8,187
Q4 2018	Self Storage	Vaughan, Canada	90.0%	1	105,150	15,701	12,415
Q2 2019	Self Storage	Vaughan, Canada	90.0%	1	95,475	15,466	3,060
				3	319,625	$48,010	$23,662
__________

(a)	These properties all relate to an unconsolidated investment, which we account for under the equity method of accounting.

(b)
During the year ended December 31, 2017, two Canadian self-storage facilities commenced operations upon the completion of distinct phases of the overall development and, as a result, $9.3 million and $10.1 million of these projects were placed into service. During the year ended December 31, 2017, we have incurred losses of $0.4 million and $0.3 million, respectively, relating to these distinct phases of the projects, which are included in Equity in losses of equity method investment in real estate on our consolidated financial statements.

CPA:18 – Global 2017 10-K – 43

(c)
Represents our expected ownership percentage upon the completion of each respective development project. As of December 31, 2017, the joint-venture partner has not yet purchased its 10% equity interest, which will be funded by the distributions they are eligible to receive upon the properties being placed into service.

(d)
Amounts related to our Canadian build-to-suit projects are denominated in Canadian dollars, which have been partially funded with third-party financing. For these projects, U.S. dollar amounts are based on their respective exchange rates as of December 31, 2017.

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, and reflects exchange rates as of December 31, 2017. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Total revenues	$205,634	$184,323	$135,943
Acquisition and other expenses	64	6,789	42,216
Net income (loss) attributable to CPA:18 – Global	26,533	(30,084)	(57,732)

Cash distributions paid	85,174	81,677	75,936

Net cash provided by operating activities	87,880	67,723	35,563
Net cash used in investing activities	(58,996)	(215,139)	(897,773)
Net cash (used in) provided by financing activities	(34,063)	103,399	555,795

Supplemental financial measures:
FFO attributable to CPA:18 – Global (a)	85,138	46,748	(5,317)
MFFO attributable to CPA:18 – Global (a)	61,344	57,084	40,951
Adjusted MFFO attributable to CPA:18 – Global (a)	59,068	57,717	41,831
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

CPA:18 – Global 2017 10-K – 44

Consolidated Results

Revenues and Net Income (Loss) Attributable to CPA:18 – Global

2017 vs. 2016 — Total revenues and Net income (loss) attributable to CPA:18 – Global improved by $21.3 million and $56.6 million, respectively, during 2017 as compared to 2016, primarily as a result of the accretive impact of our investments acquired or placed into service during 2016 and 2017. Additional improvements to Net income (loss) attributable to CPA:18 – Global resulted from an increase in realized and unrealized foreign currency transaction gains related to our international investments, as well as the gain on sale of the student-housing development located in Reading, United Kingdom and a decrease in acquisition expenses. The increases were offset by provisions for bad debt expense related to two tenants and an increase in interest expense.

2016 vs. 2015 — Total revenues and Net loss attributable to CPA:18 – Global improved by $48.4 million and $27.6 million, respectively, during 2016 as compared to 2015, primarily reflecting the impact of our investments acquired or placed into service during 2016 and 2015. In addition, Net loss attributable to CPA:18 – Global improved as a result of lower Acquisition and other expenses during 2016 as compared to 2015.

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO, MFFO, and Adjusted MFFO are non-GAAP measures that we use to evaluate our business. For definitions of MFFO and Adjusted MFFO, and a reconciliation to net income (loss) attributable to CPA:18 – Global, see Supplemental Financial Measures below.

2017 vs. 2016 — For the year ended December 31, 2017 compared to 2016, FFO increased by $38.4 million, primarily as a result of the accretive impact of our investments acquired or placed into service during 2016 and 2017. Additional improvements resulted from an increase in realized and unrealized foreign currency transaction gains related to our international investments, as well as a decrease in acquisition expenses. FFO increases were offset by provisions for bad debt expense related to two tenants and an increase in interest expense.

For the year ended December 31, 2017 compared to 2016, MFFO and Adjusted MFFO increased by $4.3 million and $1.4 million, respectively, primarily as a result of the accretive impact of our investments acquired or placed into service during 2016 and 2017. MFFO and Adjusted MFFO increases were offset by provisions for bad debt expense related to two tenants and an increase in interest expense.

2016 vs. 2015 — For the year ended December 31, 2016 compared to 2015, FFO increased by $52.1 million, primarily as a result of the accretive impact of our investments acquired during 2016 and 2015, as well as a decrease in acquisition expenses.

For the year ended December 31, 2016, MFFO and Adjusted MFFO increased by $16.1 million, and $15.9 million, respectively, primarily as a result of the accretive impact of our investments acquired during 2016 and 2015.

CPA:18 – Global 2017 10-K – 45

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

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2017	2016	Change	2016	2015	Change
Revenues
Lease revenues	$105,823	$97,770	$8,053	$97,770	$82,168	$15,602
Other real estate income — operating property revenues	80,027	71,404	8,623	71,404	41,972	29,432
Reimbursable tenant costs	12,152	11,149	1,003	11,149	8,710	2,439
Interest income and other	7,632	4,000	3,632	4,000	3,093	907
	205,634	184,323	21,311	184,323	135,943	48,380
Operating Expenses
Depreciation and amortization:
Net-leased properties	46,899	44,829	2,070	44,829	37,715	7,114
Operating properties	28,275	37,927	(9,652)	37,927	27,438	10,489
	75,174	82,756	(7,582)	82,756	65,153	17,603
Property expenses:
Operating properties	33,530	31,831	1,699	31,831	18,259	13,572
Reimbursable tenant costs	12,152	11,149	1,003	11,149	8,710	2,439
Net-leased properties	12,152	4,520	7,632	4,520	3,432	1,088
Asset management fees	11,293	10,126	1,167	10,126	7,587	2,539
	69,127	57,626	11,501	57,626	37,988	19,638
General and administrative	7,271	6,876	395	6,876	5,790	1,086
Acquisition and other expenses	64	6,789	(6,725)	6,789	42,216	(35,427)
	151,636	154,047	(2,411)	154,047	151,147	2,900
Operating Income (Loss)	53,998	30,276	23,722	30,276	(15,204)	45,480
Other Income and Expenses
Interest expense	(48,994)	(43,132)	(5,862)	(43,132)	(35,170)	(7,962)
Other income and (expenses)	19,969	(6,656)	26,625	(6,656)	(5,614)	(1,042)
Equity in losses of equity method investment in real estate	(871)	(204)	(667)	(204)	(94)	(110)
	(29,896)	(49,992)	20,096	(49,992)	(40,878)	(9,114)
Income (loss) before income taxes	24,102	(19,716)	43,818	(19,716)	(56,082)	36,366
Benefit from (provision for) income taxes	1,506	(6)	1,512	(6)	97	(103)
Income (loss) before gain (loss) on sale of real estate	25,608	(19,722)	45,330	(19,722)	(55,985)	36,263
Gain (loss) on sale of real estate, net of tax	14,209	(63)	14,272	(63)	6,659	(6,722)
Net Income (Loss)	39,817	(19,785)	59,602	(19,785)	(49,326)	29,541
Net income attributable to noncontrolling interests	(13,284)	(10,299)	(2,985)	(10,299)	(8,406)	(1,893)
Net Income (Loss) Attributable to CPA:18 – Global	$26,533	$(30,084)	$56,617	$(30,084)	$(57,732)	$27,648

CPA:18 – Global 2017 10-K – 46

Lease Composition

As of December 31, 2017, approximately 54.1% of our leases, based on ABR, provide for adjustments based on formulas indexed to changes in the U.S. CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 41.4% of our leases on that same basis have fixed rent adjustments, for which ABR is scheduled to increase by an average of 3.3% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

CPA:18 – Global 2017 10-K – 47

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income (loss) attributable to CPA:18 – Global (in thousands):

	Years Ended December 31,
	2017	2016	Change	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$68,305	$66,988	$1,317	$66,988	$68,653	$(1,665)
Depreciation and amortization	(32,013)	(30,989)	(1,024)	(30,989)	(31,760)	771
Property expenses	(7,100)	(2,681)	(4,419)	(2,681)	(2,650)	(31)
Property level contribution	29,192	33,318	(4,126)	33,318	34,243	(925)
Recently Acquired Net-Leased Properties
Lease revenues	37,518	30,782	6,736	30,782	11,744	19,038
Depreciation and amortization	(14,886)	(13,841)	(1,045)	(13,841)	(5,955)	(7,886)
Property expenses	(5,013)	(1,823)	(3,190)	(1,823)	(756)	(1,067)
Property level contribution	17,619	15,118	2,501	15,118	5,033	10,085
Existing Operating Properties
Revenues	20,517	19,677	840	19,677	17,305	2,372
Depreciation and amortization	(5,430)	(7,665)	2,235	(7,665)	(8,874)	1,209
Property expenses	(8,916)	(8,847)	(69)	(8,847)	(7,837)	(1,010)
Property level contribution	6,171	3,165	3,006	3,165	594	2,571
Recently Acquired Operating Properties
Revenues	57,225	50,990	6,235	50,990	24,667	26,323
Depreciation and amortization	(22,350)	(30,189)	7,839	(30,189)	(18,564)	(11,625)
Property expenses	(23,629)	(22,005)	(1,624)	(22,005)	(10,422)	(11,583)
Property level contribution	11,246	(1,204)	12,450	(1,204)	(4,319)	3,115
Properties Sold
Operating property revenues	2,285	737	1,548	737	—	737
Operating property expenses	(985)	(979)	(6)	(979)	—	(979)
Lease revenues	—	—	—	—	1,771	(1,771)
Depreciation and amortization	(495)	(72)	(423)	(72)	—	(72)
Property expenses	(39)	(16)	(23)	(16)	(26)	10
Property level contribution	766	(330)	1,096	(330)	1,745	(2,075)
Property Level Contribution	64,994	50,067	14,927	50,067	37,296	12,771
Add other income:
Interest income and other	7,632	4,000	3,632	4,000	3,093	907
Less other expenses:
Asset management fees	(11,293)	(10,126)	(1,167)	(10,126)	(7,587)	(2,539)
General and administrative	(7,271)	(6,876)	(395)	(6,876)	(5,790)	(1,086)
Acquisition and other expenses	(64)	(6,789)	6,725	(6,789)	(42,216)	35,427
Other Income and Expenses
Interest expense	(48,994)	(43,132)	(5,862)	(43,132)	(35,170)	(7,962)
Other income and (expenses)	19,969	(6,656)	26,625	(6,656)	(5,614)	(1,042)
Equity in losses of equity method investment in real estate	(871)	(204)	(667)	(204)	(94)	(110)
	(29,896)	(49,992)	20,096	(49,992)	(40,878)	(9,114)
Income (loss) before income taxes and gain (loss) on sale of real estate	24,102	(19,716)	43,818	(19,716)	(56,082)	36,366
Benefit from (provision for) income taxes	1,506	(6)	1,512	(6)	97	(103)
Income (loss) before gain (loss) on sale of real estate	25,608	(19,722)	45,330	(19,722)	(55,985)	36,263
Gain (loss) on sale of real estate, net of tax	14,209	(63)	14,272	(63)	6,659	(6,722)
Net Income (Loss)	39,817	(19,785)	59,602	(19,785)	(49,326)	29,541
Net income attributable to noncontrolling interests	(13,284)	(10,299)	(2,985)	(10,299)	(8,406)	(1,893)
Net Income (Loss) Attributable to CPA:18 – Global	$26,533	$(30,084)	$56,617	$(30,084)	$(57,732)	$27,648
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

CPA:18 – Global 2017 10-K – 48

While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income (loss) attributable to CPA:18 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2015 and were not sold during the periods presented. At December 31, 2017, there were 41 existing net-leased properties.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, property level contribution for existing net-leased properties decreased by $4.1 million, primarily due to increased property expenses resulting from bad debt expense of $4.1 million associated with two of our jointly owned investments during 2017.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution for existing net-leased properties decreased by $0.9 million, primarily due to a purchase price adjustment recorded in 2016 relating to the rent guarantee associated with an investment in Rotterdam, the Netherlands.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014. At December 31, 2017, there were 18 recently acquired net-leased properties.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, property level contribution from recently acquired net-leased properties increased by $2.5 million, primarily due to an increase in lease revenues of $6.7 million as a result of an acquisition in the first quarter of 2017 and three build-to-suit transactions that were placed into service during the year. The increase was partially offset by increases in depreciation and amortization expenses and property expenses of $1.0 million and $3.2 million, respectively.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution from recently acquired net-leased properties increased by $10.1 million, primarily due to an increase in lease revenues of $19.0 million as a result of the properties that we acquired during 2016 and full-year activity for the properties that we acquired during 2015, partially offset by increases in depreciation and amortization expenses and property expenses of $7.9 million and $1.1 million, respectively.

Existing Operating Properties

Existing operating properties are those that we acquired prior to January 1, 2015 and were not sold during the periods presented. At December 31, 2017, there were 16 existing operating properties.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, property level contribution from existing operating properties increased by $3.0 million, primarily due to a decrease in depreciation and amortization expense of $2.2 million as a result of certain in-place lease intangible assets fully amortizing during the fourth quarter of 2016.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution from existing operating properties increased by $2.6 million, primarily due to an increase in lease revenues of $2.4 million. The increase in revenues was primarily due to an increase of the average occupancy rate for our self-storage properties from December 31, 2015 to December 31, 2016, which rose from 87.1% to 91.0%, respectively.

Recently Acquired Operating Properties

Recently acquired operating properties are those that we acquired or placed into service subsequent to December 31, 2014. At December 31, 2017, there were 55 recently acquired operating properties, excluding eight build-to-suit projects that are currently not placed into service or relate to our equity investment in real estate.

CPA:18 – Global 2017 10-K – 49

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, property level contribution from operating properties increased by $12.5 million, primarily due to increased lease revenues of $6.2 million and decreased depreciation and amortization expense of $7.8 million, partially offset by increased property expenses of $1.6 million. The increased lease revenues and increased property expenses are primarily due to the operating properties we acquired and placed into service during 2016 and 2017. The decrease in depreciation and amortization expense is primarily due to certain in-place lease intangible assets fully amortizing during the fourth quarter of 2016.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution from operating properties increased by $3.1 million, primarily due to the operating properties we acquired during 2015 and 2016.

Properties Sold

In October 2017, we sold a student-housing property located in Reading, United Kingdom, which was previously classified as Operating real estate — land, buildings and improvements in the consolidated financial statements (Note 13).

In August 2015, we sold five industrial facilities back to subsidiaries of Crowne Group Inc., which were previously classified as Net investments in direct financing leases in the consolidated financial statements. These dispositions were made as a result of the tenants exercising their purchase options (Note 13).

Other Revenues and Expenses

Interest Income and Other

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, interest income and other increased by $3.6 million, primarily due to an increase in interest earned on our mezzanine loan investment that was acquired in November 2016 (Note 5).

2016 vs. 2015 — For the year ended December 31, 2016 compared to 2015, interest income and other increased by $0.9 million, primarily due to $0.7 million of interest earned during 2016 on our mezzanine loan investment that was acquired in November 2016.

Property Expenses — Asset Management Fees

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, asset management fees increased by $1.2 million, primarily due to our investment volume during 2017 and 2016, which increased the asset base from which our Advisor earns a fee.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, asset management fees increased by $2.5 million, primarily due to our investment volume during 2015 and 2016, which increased the asset base from which our Advisor earns a fee.

General and Administrative

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, general and administrative expenses increased by $0.4 million, primarily due to an increase in personnel and overhead reimbursement costs of $0.4 million resulting from increased revenues during the year ended December 31, 2017 compared to 2016, which is the basis for the costs allocated to us by our Advisor under the advisory agreement (Note 3).

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, general and administrative expenses increased by $1.1 million, primarily due to an increase in personnel and overhead reimbursement costs of $1.2 million resulting from increased revenues during the year ended December 31, 2016 compared to 2015, which is the basis for the costs allocated to us by our Advisor under the advisory agreement. Offsetting this increase was a decline in professional fees of $1.2 million primarily due to the lower investment volume during the year ended December 31, 2016 compared to 2015. In addition, general and administrative expenses for the year ended December 31, 2015 included the reversal of $0.9 million related to the annual distribution and shareholder servicing fee incurred in connection with the sale of our Class C common stock, which was reclassified as a reduction to Additional paid-in-capital in our consolidated statements of equity.

CPA:18 – Global 2017 10-K – 50

Acquisition and Other Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 2). On January 1, 2017, we adopted ASU 2017-01 (Note 2), and as a result, all transaction costs incurred during the year ended December 31, 2017 were capitalized since our acquisitions during the year were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, acquisition expenses decreased by $6.7 million, primarily because none of our 2017 acquisitions were deemed to be business combinations.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, acquisition expenses decreased by $35.4 million, primarily due to a decrease in investment volume related to acquisitions that were deemed to be business combinations.

Interest Expense

Our interest expense is directly impacted by the mortgage and bond financing obtained or assumed in connection with our investing activity (Note 9). During the years ended December 31, 2017, 2016, and 2015, we obtained new financings totaling $94.1 million, $175.5 million, and $569.1 million, respectively.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, interest expense increased by $5.9 million, primarily due to an increase in mortgage and bond financing obtained or assumed in connection with our investing activity during the respective periods. Our average outstanding debt balance was $1.2 billion and $1.1 billion during the years ended December 31, 2017 and 2016, respectively. Our weighted-average annual interest rate was 4.0% and 4.1% during the years ended December 31, 2017 and 2016, respectively.

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

2017 — For the year ended December 31, 2017, we recognized net other income of $20.0 million, which was primarily comprised of $17.5 million of realized and unrealized foreign currency transaction gains related to our international investments, primarily related to our short-term intercompany loans. Additionally, we recognized $1.2 million of gains on the change in the fair value of rent guarantees (Note 7), $1.1 million of realized gains on foreign currency forward contracts and collars, and interest income received on our cash balances held with financial institutions of $0.3 million.

2016 — For the year ended December 31, 2016, we recognized net other expenses of $6.7 million, which was comprised of realized and unrealized foreign currency transaction losses related to our international investments of $9.7 million, partially offset by gains recognized on derivatives of $1.4 million, mark-to-market gains on our rent guarantees of $1.1 million, and interest income received on our cash balances held with financial institutions of $0.3 million.

2015 — For the year ended December 31, 2015, we recognized net other expenses of $5.6 million, which was comprised of realized and unrealized foreign currency transaction losses related to our international investments of $6.5 million and loss on extinguishment of debt of $2.3 million, partially offset by interest income received on our cash balances held with financial institutions of $1.8 million and gains recognized on derivatives of $1.1 million.

CPA:18 – Global 2017 10-K – 51

Equity in Losses of Equity Method Investment in Real Estate

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, equity in losses of equity method investment in real estate increased by $0.7 million, primarily due to the commencement of operations in two Canadian self-storage facilities (upon completion of distinct phases of the overall development) in 2017 compared to one in 2016 (Note 4).

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, equity in losses of equity method investment in real estate increased by $0.1 million, primarily due to the commencement of operations in one of the Canadian self-storage facilities (upon completion of a distinct phase of the overall development) in 2016 (Note 4).

Benefit from (Provision for) Income Taxes

Our provision for income taxes is primarily related to our international properties.

2017 — During the year ended December 31, 2017, we recorded a benefit from income taxes of $1.5 million, comprised of current income taxes of $2.1 million and a benefit from deferred income taxes of $3.6 million.

2016 — During the year ended December 31, 2016, we recorded a provision for income taxes, comprised of current income tax provision of $1.4 million, substantially offset by deferred income tax benefits of $1.4 million.

2015 — During the year ended December 31, 2015, we recorded a benefit from income taxes of $0.1 million, comprised of deferred income tax benefits of $0.9 million, substantially offset by current income tax provision of $0.8 million.

Gain (Loss) on Sale of Real Estate, Net of Tax

For the year ended December 31, 2017, we recognized a gain on sale of real estate, net of tax of $14.2 million as a result of the disposition of a student-housing property located in Reading, United Kingdom (Note 13).

For the year ended December 31, 2015, we recognized a gain on sale of real estate, net of tax of $6.7 million as a result of the disposition of the Crowne Group Inc. properties (Note 13).

Net Income Attributable to Noncontrolling Interests

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, net income attributable to noncontrolling interests increased by $3.0 million, primarily due to the disposition of the student-housing property in Reading, United Kingdom (Note 13), which was a joint venture.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, net income attributable to noncontrolling interests increased by $1.9 million, primarily due to an increase of $1.3 million in the available cash generated by the Operating Partnership, which we refer to as the Available Cash Distribution (Note 3), and an increase of $0.6 million for the income attributable to the noncontrolling interests of our jointly owned investments.

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

CPA:18 – Global 2017 10-K – 52

Sources and Uses of Cash During the Year

We closed our initial public offering on April 2, 2015 and have invested the proceeds of that offering. Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and bonds payable, and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect, after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, sales of assets, distributions reinvested in our common stock through our DRIP, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

2017

Operating Activities — Net cash provided by operating activities increased by $20.2 million during 2017 as compared to 2016, primarily due to the impact of investments acquired or placed into service during 2016 and 2017.

Investing Activities — Our investing activities are generally comprised of real estate and other investment acquisitions, funding of construction costs on build-to-suit projects and payment of deferred acquisition fees to our Advisor for asset acquisitions.

Net cash used in investing activities totaled $59.0 million for the year ended December 31, 2017. This was primarily the result of cash outflows of $59.6 million to fund construction costs of our build-to-suit projects (Note 4) and $51.3 million for our real estate investments (Note 4). We also had cash outflows of $7.3 million for capital expenditures on our owned real estate, $6.3 million for value added taxes paid in connection with real estate acquisitions, $5.6 million for capital contributions to our equity investment, and $3.8 million for payment of deferred acquisition fees to an affiliate. We had cash inflows of $59.5 million for proceeds from the sale of a student-housing development in Reading, United Kingdom and $12.6 million for value added taxes refunded in connection with real estate acquisitions.

Financing Activities — Net cash used in financing activities totaled $34.1 million for the year ended December 31, 2017. This was primarily due to cash outflows related to distributions paid totaling $85.2 million for the fourth quarter of 2016 and the first, second, and third quarters of 2017, net repayments of notes payable to WPC of $27.5 million, distributions to noncontrolling interests of $20.3 million, and scheduled payments and prepayments of mortgage principal of $10.7 million. As further described below, we also paid $20.1 million to repurchase shares of our common stock pursuant to our redemption program. We had cash inflows related to proceeds of $85.6 million from non-recourse mortgage financings (Note 9) and of net proceeds received through our DRIP of $42.3 million.

2016

Operating Activities — Net cash provided by operating activities for the year ended December 31, 2016 was $67.7 million, compared to net cash used in operating activities of $35.6 million in 2015. The change primarily reflects the impact of investments acquired during 2015 and 2016.

Investing Activities — Net cash used in investing activities totaled $215.1 million for the year ended December 31, 2016. This was primarily the result of cash outflows of $103.9 million to fund construction costs of our build-to-suit projects, $58.5 million for the acquisition of our real estate, and $38.5 million to fund the acquisition of a mezzanine loan. We also had cash outflows of $11.7 million for value added taxes paid in connection with real estate acquisitions, $4.7 million for payment of deferred acquisition fees to an affiliate, and $4.0 million for capital contributions to our equity investment. We had cash inflows of $6.0 million for value added taxes refunded in connection with real estate acquisitions and $4.0 million related to deposits for investments.

CPA:18 – Global 2017 10-K – 53

Financing Activities — Net cash provided by financing activities totaled $103.4 million for the year ended December 31, 2016. This was primarily due to proceeds of $145.7 million from non-recourse mortgage financings, proceeds received from our issuance of shares, net of issuance costs of $41.1 million, and proceeds from notes payable from our affiliate in the amount of $27.5 million. We also had cash outflows related to distributions paid totaling $81.7 million for the fourth quarter of 2015 and the first, second, and third quarters of 2016, which were comprised of $38.2 million of cash distributions and $43.5 million of distributions reinvested by stockholders through our DRIP, distributions to noncontrolling interests of $15.6 million, and scheduled payments and prepayments of mortgage principal of $7.0 million. As further described below, we also paid $10.5 million to repurchase shares of our common stock.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to continue to seek investments with potential for capital appreciation throughout varying economic cycles. During 2017, we declared distributions to stockholders of $85.9 million, which were comprised of cash distributions of $41.5 million and $44.4 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through December 31, 2017, we have declared distributions to stockholders totaling $302.2 million, which were comprised of cash distributions of $142.6 million and $159.6 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. For the year ended December 31, 2017, our FFO covered approximately 99.2% of total distributions declared (bringing the cumulative coverage ratio since our inception to 44.8%), with the balance funded primarily with proceeds from our offering and, to a lesser extent, other sources. We funded all of these distributions for the year ended December 31, 2017 from Net cash provided by operating activities. Since inception, we have funded 64.8% of our cumulative distributions from Net cash provided by operating activities, with the remaining 35.2%, or $106.4 million, being funded primarily with proceeds from our offering and, to a lesser extent, other sources. FFO and cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO or cumulative negative cash flow, as applicable, and finally to future period distributions. As we have fully invested the proceeds of our offering, we expect that in the future, if distributions cannot be fully sourced from FFO or cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets. In determining our distribution policy to date, we have placed primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, including build-to-suit projects that have not yet been placed into service, as well as our anticipated rate of return from any future investments, to assess the sustainability of a particular distribution rate over time.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2017, we redeemed 1,885,688 and 636,097 shares of Class A and Class C common stock, respectively, comprised of 454 and 86 redemption requests, respectively, and an average price of $8.01 and $7.84 per share for Class A and Class C common stock, totaling $20.1 million for both Class A and Class C common stock. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the year ended December 31, 2017. During the year ended December 31, 2016, we redeemed 977,355 and 344,191 shares of Class A and Class C common stock, respectively, all of which were redeemed in 2016, at an average price of $7.93 and $7.91 per share, respectively, totaling $10.5 million for both Class A and Class C common stock. Except for redemptions sought in special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAVs. For shares redeemed under special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs.

CPA:18 – Global 2017 10-K – 54

Summary of Financing

The table below summarizes our non-recourse mortgages and bonds payable (dollars in thousands):

	December 31,
	2017	2016
Carrying Value (a)
Fixed rate	$1,123,540	$1,009,817
Variable rate:
Amount subject to interest rate swaps and caps	100,181	83,007
Amount subject to floating interest rate	51,727	39,319
Amount of variable rate debt subject to interest rate reset features	—	25,268
	151,908	147,594
	$1,275,448	$1,157,411
Percent of Total Debt
Fixed rate	88%	87%
Variable rate	12%	13%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.0%	4.1%
Variable rate (b)	4.1%	3.8%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $8.3 million and $8.9 million as of December 31, 2017 and 2016, respectively, and unamortized premium totaling $1.1 million and $0.5 million as of December 31, 2017 and 2016, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2017, our cash resources consisted of cash and cash equivalents totaling $71.1 million. Of this amount, $28.8 million (at then-current exchange rates) was held in foreign subsidiaries, but we may be subject to restrictions or significant costs should we decide to repatriate these funds. As of December 31, 2017, we had $71.1 million available to borrow under our third-party financing arrangements for either funding of construction or mortgage financing upon completion of certain of our build-to-suit and development projects (Note 4), which excludes $41.0 million related to the university complex development located in Accra, Ghana (Note 4) that remains subject to the tenant obtaining a letter of credit. Of the $71.1 million available to borrow under our third-party financing arrangements, $49.9 million of proceeds were received subsequent to December 31, 2017. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $174.5 million at December 31, 2017, although there can be no assurance that we would be able to obtain financing for these properties.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million, in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes. At December 31, 2017, we had no such loans outstanding from WPC (Note 3).

CPA:18 – Global 2017 10-K – 55

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. Balloon payments totaling $22.0 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. We expect to fund $126.1 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, net — principal (a)	$1,282,707	$28,930	$145,469	$370,541	$737,767
Interest on borrowings and deferred acquisition fees	293,917	51,825	98,379	76,588	67,125
Capital commitments (b)	204,448	125,366	79,082	—	—
Operating and other lease commitments (c)	12,715	777	1,554	789	9,595
Deferred acquisition fees — principal (d)	6,331	4,381	1,336	614	—
Annual distribution and shareholder servicing fee (e)	5,706	2,111	3,595	—	—
Asset retirement obligations (f)	2,870	—	—	—	2,870
	$1,808,694	$213,390	$329,415	$448,532	$817,357
__________

(a)
Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. At December 31, 2017, this excludes $8.3 million of deferred financing costs and $1.1 million of unamortized premium, net.

(b)
Capital commitments include our current build-to-suit projects totaling $197.5 million (Note 4), a $6.9 million outstanding commitment on a build-to-suit project that has been placed into service, and $0.1 million related to other construction commitments.

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities, which is calculated as our allocable portion of WPC’s future minimum rent amounts using the allocation percentages for overhead reimbursement as of December 31, 2017 (Note 3).

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

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2017, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At December 31, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA:18 – Global 2017 10-K – 56

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. At December 31, 2017, the total equity investment balance for these properties was $20.9 million. The joint venture also had total third-party recourse debt of $21.5 million (Note 4).

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

CPA:18 – Global 2017 10-K – 57

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. While impairment charges are excluded from the calculation of FFO, it could be difficult to recover any impairment charges. However, FFO, MFFO, and Adjusted MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO, MFFO, and Adjusted MFFO and the adjustments to GAAP in calculating FFO, MFFO, and Adjusted MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) beginning in April 2022, which is seven years following the closing of our initial public offering. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-traded REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our initial public offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

CPA:18 – Global 2017 10-K – 58

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

CPA:18 – Global 2017 10-K – 59

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

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to CPA:18 – Global	$26,533	$(30,084)	$(57,732)
Adjustments:
Depreciation and amortization of real property	75,375	83,110	65,305
(Gain) loss on sale of real estate, net of tax	(14,209)	63	(6,659)
Proportionate share of adjustments to equity in net income of partially owned entities	334	27	—
Proportionate share of adjustments for noncontrolling interests	(2,895)	(6,368)	(6,231)
Total adjustments	58,605	76,832	52,415
FFO (as defined by NAREIT) attributable to CPA:18 – Global	85,138	46,748	(5,317)
Adjustments:
Unrealized (gains) losses on foreign currency, derivatives and other	(19,777)	9,245	6,415
Straight-line and other rent adjustments (a)	(5,286)	(5,636)	(4,341)
Amortization of premium/discount on debt investments and fair market value adjustments, net	934	1,521	1,041
Above- and below-market rent intangible lease amortization, net (b)	(126)	(650)	(215)
Acquisition and other expenses (c)	64	6,789	42,216
Realized losses (gains) on foreign currency, derivatives and other	58	(1,687)	(1,325)
Loss (gain) on extinguishment of debt	54	(7)	2,345
Proportionate share of adjustments for noncontrolling interests	285	761	132
Total adjustments	(23,794)	10,336	46,268
MFFO attributable to CPA:18 – Global	61,344	57,084	40,951
Adjustments:
Hedging gains	1,383	1,354	1,165
Deferred taxes	(3,659)	(721)	(285)
Total adjustments	(2,276)	633	880
Adjusted MFFO attributable to CPA:18 – Global	$59,068	$57,717	$41,831
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

CPA:18 – Global 2017 10-K – 60

(c)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO and Adjusted MFFO provide useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to the property. On January 1, 2017, we adopted ASU 2017-01 (Note 2) and, as a result, transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this standard. In addition, goodwill will no longer be allocated and written off upon sale if future sales are deemed to be sales of assets and not businesses.

CPA:18 – Global 2017 10-K – 61

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2017, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.1 million (Note 8).

At December 31, 2017, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at December 31, 2017 ranged from 1.6% to 5.8%. The contractual annual interest rates on our variable-rate debt at December 31, 2017 ranged from 1.6% to 8.0%. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed-rate debt (a)	$5,099	$5,331	$120,387	$162,713	$178,279	$661,355	$1,133,164	$1,140,280
Variable rate debt (a)	$23,831	$12,125	$7,626	$11,237	$18,312	$76,412	$149,543	$161,564
__________

(a)	Amounts are based on the exchange rate at December 31, 2017, as applicable.

CPA:18 – Global 2017 10-K – 62

At December 31, 2017, the estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2017 by an aggregate increase of $55.8 million or an aggregate decrease of $62.0 million, respectively. Annual interest expense on our unhedged variable-rate debt at December 31, 2017 would increase or decrease by $0.5 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 7 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at December 31, 2017, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our international investments through the fourth quarter of 2017 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the currencies, and has resulted in a decline in the value of the British pound sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of December 31, 2017, 4% and 39% of our total pro rata ABR was from the United Kingdom and other European Union countries, respectively. Any impact from Brexit on us will depend, in part, on the outcome of the related tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of December 31, 2017 during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2018	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$50,739	$50,741	$49,951	$49,984	$49,910	$432,162	$683,487
Norwegian krone (c)	13,358	13,374	13,104	12,407	11,971	54,848	119,062
British pound sterling (d)	3,097	3,293	3,050	2,783	2,464	10,339	25,026
	$67,194	$67,408	$66,105	$65,174	$64,345	$497,349	$827,575

Scheduled debt service payments (principal and interest) for mortgage notes and bonds payable, for our foreign operations as of December 31, 2017, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2018	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$13,283	$12,240	$97,871	$80,652	$40,545	$108,159	$352,750
Norwegian krone (c)	6,103	6,103	6,103	49,735	4,184	115,780	188,008
British pound sterling (d)	1,833	11,894	25,728	—	—	—	39,455
	$21,219	$30,237	$129,702	$130,387	$44,729	$223,939	$580,213
__________

CPA:18 – Global 2017 10-K – 63

(a)
Amounts are based on the applicable exchange rates at December 31, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2017 of $3.3 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2017 of $0.7 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be an insignificant corresponding change in the projected estimated property-level cash flow at December 31, 2017.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2017.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues in 2020 and 2021 for investments denominated in the euro, in 2019 and 2020 for the British pound sterling, and 2021 and after 2022 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. While we believe our portfolio is reasonably well-diversified, it does contain concentrations in excess of 10%, based on the percentage of our consolidated total revenues or pro rata ABR.

For the year ended December 31, 2017, our consolidated portfolio had the following significant characteristics in excess of 10% based on the percentage of our consolidated total revenues:

•	66% related to domestic properties, which included concentrations of 14% and 12% in Florida and Texas, respectively; and

•	34% related to international properties.

At December 31, 2017, our net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	39% related to domestic properties;

•	61% related to international properties, which included a concentration in the Netherlands of 16%, Norway of 13%, and Germany of 11%;

•	48% related to office properties, 15% related to hotel properties, 13% related to industrial properties, 12% related to warehouse properties, and 12% related to retail properties; and

•	15% related to the hotel, gaming, and leisure industry and 11% related to the banking industry.

CPA:18 – Global 2017 10-K – 64

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA:18 – Global 2017 10-K – 65

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Corporate Property Associates 18 – Global Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corporate Property Associates 18 – Global Incorporated and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
March 9, 2018

We have served as the Company's auditor since 2013.

CPA:18 – Global 2017 10-K – 66

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,263,172	$990,810
Operating real estate — Land, buildings and improvements	566,489	606,558
Real estate under construction	134,366	182,612
Net investments in direct financing leases	39,957	49,596
In-place lease intangible assets	274,723	260,469
Other intangible assets	35,811	32,082
Investments in real estate	2,314,518	2,122,127
Accumulated depreciation and amortization	(252,067)	(168,974)
Net investments in real estate	2,062,451	1,953,153
Notes receivable	66,500	66,500
Equity investment in real estate	20,919	14,694
Cash and cash equivalents	71,068	72,028
Other assets, net	83,975	79,545
Goodwill	26,084	23,526
Total assets	$2,330,997	$2,209,446
Liabilities and Equity
Debt:
Non-recourse mortgages, net	$1,129,432	$1,019,158
Bonds payable, net	146,016	138,253
Debt, net	1,275,448	1,157,411
Accounts payable, accrued expenses and other liabilities	84,051	69,006
Due to affiliates	13,767	53,711
Deferred income taxes	63,980	42,419
Distributions payable	21,686	20,995
Total liabilities	1,458,932	1,343,542
Commitments and contingencies (Note 10)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 111,193,651 and 107,460,081 shares, respectively, issued and outstanding	110	107
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 31,189,137 and 30,469,144 shares, respectively, issued and outstanding	31	30
Additional paid-in capital	1,257,840	1,222,139
Distributions and accumulated losses	(420,005)	(360,673)
Accumulated other comprehensive loss	(33,212)	(61,704)
Total stockholders’ equity	804,764	799,899
Noncontrolling interests	67,301	66,005
Total equity	872,065	865,904
Total liabilities and equity	$2,330,997	$2,209,446

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2017 10-K – 67

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues
Lease revenues:
Rental income	$102,101	$93,198	$78,488
Interest income from direct financing leases	3,722	4,572	3,680
Total lease revenues	105,823	97,770	82,168
Other real estate income	80,027	71,404	41,972
Other operating income	12,616	11,561	8,972
Other interest income	7,168	3,588	2,831
	205,634	184,323	135,943
Operating Expenses
Depreciation and amortization	75,174	82,756	65,153
Property expenses	35,597	25,795	19,729
Other real estate expenses	33,530	31,831	18,259
General and administrative	7,271	6,876	5,790
Acquisition and other expenses	64	6,789	42,216
	151,636	154,047	151,147
Other Income and Expenses
Interest expense	(48,994)	(43,132)	(35,170)
Other income and (expenses)	19,969	(6,656)	(5,614)
Equity in losses of equity method investment in real estate	(871)	(204)	(94)
	(29,896)	(49,992)	(40,878)
Income (loss) before income taxes and gain (loss) on sale of real estate	24,102	(19,716)	(56,082)
Benefit from (provision for) income taxes	1,506	(6)	97
Income (loss) before gain (loss) on sale of real estate	25,608	(19,722)	(55,985)
Gain (loss) on sale of real estate, net of tax	14,209	(63)	6,659
Net Income (Loss)	39,817	(19,785)	(49,326)
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $8,650, $7,586, and $6,317, respectively)	(13,284)	(10,299)	(8,406)
Net Income (Loss) Attributable to CPA:18 – Global	$26,533	$(30,084)	$(57,732)

Class A Common Stock
Net income (loss) attributable to CPA:18 – Global	$21,032	$(23,065)	$(45,524)
Basic and diluted weighted-average shares outstanding	109,942,186	105,691,583	101,884,473
Basic and diluted income (loss) per share	$0.19	$(0.22)	$(0.45)

Class C Common Stock
Net income (loss) attributable to CPA:18 – Global	$5,501	$(7,019)	$(12,208)
Basic and diluted weighted-average shares outstanding	31,138,787	30,091,602	27,580,451
Basic and diluted income (loss) per share	$0.18	$(0.23)	$(0.44)

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2017 10-K – 68

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net Income (Loss)	$39,817	$(19,785)	$(49,326)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	39,925	(12,254)	(40,662)
Realized and unrealized (loss) gain on derivative instruments	(6,669)	227	4,208
	33,256	(12,027)	(36,454)
Comprehensive Income (Loss)	73,073	(31,812)	(85,780)

Amounts Attributable to Noncontrolling Interests
Net income	(13,284)	(10,299)	(8,406)
Foreign currency translation adjustments	(4,764)	639	7,079
Comprehensive income attributable to noncontrolling interests	(18,048)	(9,660)	(1,327)
Comprehensive Income (Loss) Attributable to CPA:18 – Global	$55,025	$(41,472)	$(87,107)

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2017 10-K – 69

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2017, 2016, and 2015
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2017	107,460,081	$107	30,469,144	$30	$1,222,139	$(360,673)	$(61,704)	$799,899	$66,005	$865,904
Shares issued	4,219,140	4	1,356,090	1	44,495			44,500		44,500
Shares issued to affiliate	1,387,460	1			11,186			11,187		11,187
Shares issued to directors	12,658	—			100			100		100
Contributions from noncontrolling interests								—	3,409	3,409
Distributions to noncontrolling interests								—	(20,161)	(20,161)
Distributions declared ($0.6252 and $0.5526 per share to Class A and Class C, respectively)						(85,865)		(85,865)		(85,865)
Net income						26,533		26,533	13,284	39,817
Other comprehensive income:
Foreign currency translation adjustments							35,161	35,161	4,764	39,925
Realized and unrealized loss on derivative instruments							(6,669)	(6,669)		(6,669)
Repurchase of shares	(1,885,688)	(2)	(636,097)	—	(20,080)			(20,082)		(20,082)
Balance at December 31, 2017	111,193,651	$110	31,189,137	$31	$1,257,840	$(420,005)	$(33,212)	$804,764	$67,301	$872,065

Balance at January 1, 2016	103,214,083	$103	29,536,899	$30	$1,178,990	$(247,995)	$(50,316)	$880,812	$71,896	$952,708
Shares issued	3,957,275	4	1,280,998	—	43,490			43,494		43,494
Shares issued to affiliate	1,253,420	1			10,072			10,073		10,073
Shares issued to directors	12,658	—			100			100		100
Contributions from noncontrolling interests								—	88	88
Distributions to noncontrolling interests								—	(15,639)	(15,639)
Distributions declared ($0.6252 and $0.5467 per share to Class A and Class C, respectively)						(82,594)		(82,594)		(82,594)
Net loss						(30,084)		(30,084)	10,299	(19,785)
Other comprehensive loss:
Foreign currency translation adjustments							(11,615)	(11,615)	(639)	(12,254)
Realized and unrealized gain on derivative instruments							227	227		227
Repurchase of shares	(977,355)	(1)	(348,753)	—	(10,513)			(10,514)		(10,514)
Balance at December 31, 2016	107,460,081	$107	30,469,144	$30	$1,222,139	$(360,673)	$(61,704)	$799,899	$66,005	$865,904

(Continued)

CPA:18 – Global 2017 10-K – 70

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2017, 2016, and 2015
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2015	99,924,009	$100	18,026,013	$18	$1,055,342	$(111,878)	$(20,941)	$922,641	$77,587	$1,000,228
Shares issued, net of offering costs	3,293,016	3	11,586,857	12	124,070			124,085		124,085
Shares issued to affiliate	715,264	1			7,152			7,153		7,153
Shares issued to directors	11,111	—			100			100		100
Contributions from noncontrolling interests								—	10,066	10,066
Distributions to noncontrolling interests								—	(17,084)	(17,084)
Distributions declared ($0.6250 and $0.5333 per share to Class A and Class C, respectively)						(78,385)		(78,385)		(78,385)
Net loss						(57,732)		(57,732)	8,406	(49,326)
Other comprehensive loss:
Foreign currency translation adjustments							(33,583)	(33,583)	(7,079)	(40,662)
Realized and unrealized gain on derivative instruments							4,208	4,208		4,208
Repurchase of shares	(729,317)	(1)	(75,971)	—	(7,674)			(7,675)		(7,675)
Balance at December 31, 2015	103,214,083	$103	29,536,899	$30	$1,178,990	$(247,995)	$(50,316)	$880,812	$71,896	$952,708

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2017 10-K – 71

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows — Operating Activities
Net income (loss)	$39,817	$(19,785)	$(49,326)
Adjustments to net income (loss):
Depreciation and amortization, including intangible assets and deferred financing costs	77,530	84,766	67,524
Realized and unrealized (gain) loss on foreign currency transactions and other	(17,799)	10,259	7,019
(Gain) loss on sale of real estate	(14,209)	63	(6,659)
Non-cash asset management fee and directors’ compensation	11,393	10,226	7,687
Straight-line rent	(5,224)	(5,221)	(4,167)
Allowance for uncollectible accounts	4,164	3	167
Deferred income tax benefit	(3,624)	(1,436)	(889)
Equity in losses of equity method investment in real estate in excess of distributions received	871	204	94
Amortization of rent-related intangibles and deferred rental revenue	(576)	(1,113)	(443)
Loss on extinguishment of debt	—	—	2,337
Change in deferred acquisition fees payable	(7,897)	(8,661)	4,069
Net change in operating assets and liabilities	3,434	(1,582)	8,150
Net Cash Provided by Operating Activities	87,880	67,723	35,563
Cash Flows — Investing Activities
Funding and advances for build-to-suit projects	(59,634)	(103,889)	(49,834)
Proceeds from sale of real estate	59,510	40	35,669
Acquisitions of real estate and direct financing leases	(51,288)	(58,497)	(845,257)
Value added taxes refunded in connection with the acquisitions of real estate	12,639	6,049	—
Capital expenditures on real estate	(7,265)	(7,021)	(7,749)
Value added taxes paid in connection with acquisitions of real estate	(6,253)	(11,680)	(7,294)
Capital contributions to equity investment	(5,649)	(4,013)	(12,820)
Payment of deferred acquisition fees to an affiliate	(3,827)	(4,652)	(3,325)
Change in investing restricted cash	3,707	828	(3,211)
Deposits for investments	(1,139)	4,000	(4,000)
Return of capital from equity investments	229	2,149	48
Other investing activities, net	(26)	47	—
Investment in notes receivable	—	(38,500)	—
Net Cash Used in Investing Activities	(58,996)	(215,139)	(897,773)
Cash Flows — Financing Activities
Proceeds from mortgage financing	85,559	145,675	511,924
Distributions paid	(85,174)	(81,677)	(75,936)
Proceeds from issuance of shares, net of issuance costs	42,329	41,070	133,974
Repayment of notes payable to affiliate	(38,696)	—	—
Distributions to noncontrolling interests	(20,264)	(15,639)	(17,084)
Repurchase of shares	(20,082)	(10,514)	(7,675)
Proceeds from notes payable to affiliate	11,196	27,500	—
Scheduled payments and prepayments of mortgage principal	(10,711)	(7,007)	(49,073)
Contributions from noncontrolling interests	2,632	88	3,017
Payment of deferred financing costs and mortgage deposits	(807)	(1,274)	(5,618)
Changes in financing restricted cash	(32)	5,177	(4,006)
Other financing activities, net	(13)	—	(56)
Proceeds from bond financing	—	—	66,328
Net Cash (Used in) Provided by Financing Activities	(34,063)	103,399	555,795
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash and cash equivalents	4,219	(1,408)	(5,680)
Net decrease in cash and cash equivalents	(960)	(45,425)	(312,095)
Cash and cash equivalents, beginning of year	72,028	117,453	429,548
Cash and cash equivalents, end of year	$71,068	$72,028	$117,453
See Notes to Consolidated Financial Statements.

CPA:18 – Global 2017 10-K – 72

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Interest paid, net of amounts capitalized	$45,821	$39,417	$30,124
Interest capitalized	$4,087	$6,472	$2,355
Income taxes paid	$1,084	$794	$216

CPA:18 – Global 2017 10-K – 73

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Corporate Property Associates 18 – Global Incorporated, or CPA:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded real estate investment trust, or REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies and other real estate related assets, both domestically and internationally. We were formed in 2012 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively our Advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership, or the Operating Partnership, and at December 31, 2017, we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At December 31, 2017, our portfolio was comprised of full or partial ownership interests in 59 properties, the majority of which were fully occupied and triple-net leased to 98 tenants totaling 10.2 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 69 self-storage properties and ten multi-family properties totaling 6.7 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Multi-Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi-Family segment is comprised of our investments in multi-family residential properties and student-housing developments. In addition, we have an All Other category that includes our notes receivable investments (Note 14). Our reportable business segments and All Other category are the same as our reporting units.

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through December 31, 2017, $116.8 million and $31.8 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan, or DRIP.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. However, following our adoption of Accounting Standards Update, or ASU, 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, as described below, all transaction costs incurred during the year ended December 31, 2017 were capitalized since our acquisitions during the year were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions.

CPA:18 – Global 2017 10-K – 74

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

CPA:18 – Global 2017 10-K – 75

Notes to Consolidated Financial Statements

We amortize the above-market lease intangible as a reduction of lease revenue over the remaining contractual lease term. We amortize the below-market lease intangible as an increase to lease revenue over the initial term and any renewal periods in the respective leases. We include the value of above-market leases and below-market ground leases in Other intangible assets in the consolidated financial statements. We include the value of below-market leases and above-market ground leases in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. We include the amortization of above- and below-market ground lease intangibles in Property expenses in the consolidated financial statements.

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the value of in-place lease intangibles to expense over the remaining initial term of each lease and include it in Depreciation and amortization in the consolidated financial statements. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income and in-place lease values to amortization expense. If a lease is amended, we will determine whether the economics of the amended lease continue to support the existence of the above- or below-market lease intangibles.

Purchase Price Allocation of Debt — When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation and is included in Interest expense in the consolidated financial statements. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

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

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, an upcoming lease expiration, a tenant with credit difficulty, the termination of a lease by a tenant, or a likely disposition of the property. We may incur impairment charges on long-lived assets, including real estate, related intangible assets, direct financing leases, assets held for sale, and equity investments in real estate. We may also incur impairment charges on goodwill and notes receivable. Our policies and estimates for evaluating whether these assets are impaired are presented below.

CPA:18 – Global 2017 10-K – 76

Notes to Consolidated Financial Statements

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate over a ten-year holding period, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources, such as third-party market research, external appraisals, broker quotes, or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

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

Assets Held for Sale — We classify real estate assets that are subject to operating leases or direct financing leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We will continue to review the property for subsequent changes in the fair value and may recognize an additional impairment charge if warranted.

Real Estate Sales — In the unlikely event that we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.

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

CPA:18 – Global 2017 10-K – 77

Notes to Consolidated Financial Statements

Equity Investment in Real Estate — We evaluate our equity investment in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreement. For our equity investment in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investments in direct financing leases) have fair values that generally approximate their carrying values.

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations. To identify any impairment, we first compare the estimated fair value of each of our reporting units with their respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the reporting unit exceeds its estimated fair value, we then perform the second step to determine and measure the amount of the potential impairment charge.

For the second step, if required, an impairment loss is recognized in an amount equal to the excess of the carrying amount over its estimated fair value, limited to the total amount of goodwill allocated to that reporting unit.

Other Accounting Policies

Basis of Consolidation — Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered VIEs unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

CPA:18 – Global 2017 10-K – 78

Notes to Consolidated Financial Statements

At December 31, 2017, we considered 12 entities VIEs, 11 of which we consolidated as we are considered the primary beneficiary. At December 31, 2016 we considered 13 entities VIEs, 12 of which we consolidated as we are considered the primary beneficiary. We previously determined that build-to-suit projects in Eindhoven, the Netherlands and Munich, Germany were VIEs. In May 2017, we made our final payment to the developer for the project in Eindhoven, the Netherlands and now own 100% of the voting rights (Note 4). In December 2017, we purchased the shares from the third-party developer for the project in Munich, Germany and the project now has sufficient equity at risk (Note 4). As such, we no longer determine the projects to be VIEs at December 31, 2017. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2017	2016 (a)
Real estate — Land, buildings and improvements	$373,954	$371,385
Operating real estate — Land, buildings and improvements	—	43,948
Real estate under construction	107,732	162,371
Net investments in direct financing leases	—	10,516
In-place lease intangible assets	88,617	81,798
Other intangible assets	18,040	22,376
Accumulated depreciation and amortization	(54,592)	(37,412)
Cash and cash equivalents	5,030	15,260
Other assets, net	33,219	41,975
Total assets	572,000	712,217

Non-recourse mortgages, net	$218,267	$235,425
Bonds payable, net	60,577	57,615
Accounts payable, accrued expenses and other liabilities	23,509	30,946
Deferred income taxes	23,349	20,437
Total liabilities	325,702	344,423
_________

(a)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets, as described below. As a result, prior period amounts for certain line items included within Net investments in real estate have been reclassified to conform to the current period presentation.

At both December 31, 2017 and 2016, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of December 31, 2017 and 2016, the net carrying amount of this equity investment was $20.9 million and $14.7 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

At times, the carrying value of our equity investment may fall below zero for certain investments. We intend to fund our share of the jointly owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund the operating deficits. At December 31, 2017, our sole equity investment did not have a carrying value below zero.

Out-of-Period Adjustments — During the third quarter of 2017, we identified and recorded out-of-period adjustments related to the accounting for deferred foreign income taxes. We concluded that these adjustments were not material to our consolidated financial statements for any of the current or prior periods presented. The net adjustment is reflected as a $0.8 million increase of our Benefit from income taxes in the consolidated statements of income for the year ended December 31, 2017.

CPA:18 – Global 2017 10-K – 79

Notes to Consolidated Financial Statements

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

We evaluate our notes receivable on a periodic basis to determine if there are any indicators that the value may be impaired. We determined the estimated fair value of these financial instruments using a discounted cash flow model that estimates the present value of the future note payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

Allowance for Doubtful Accounts — We consider rents due under leases and payments under notes receivable to be past-due or delinquent when a contractually required rent, principal payment, or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms and the amount can be reasonably estimated.

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

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, deferred tax assets, and derivative assets in Other assets, net in the consolidated financial statements. We include derivative liabilities, amounts held on behalf of tenants, deferred revenue, intangible liabilities, and environmental liabilities in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Deferred rental income for operating leases is the aggregate cumulative difference between scheduled rents that vary during the lease term and rent recognized on a straight-line basis.

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

CPA:18 – Global 2017 10-K – 80

Notes to Consolidated Financial Statements

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

Noncontrolling Interests — We account for the special general partner interest in our Operating Partnership as a noncontrolling interest (Note 3). The special general partner interest entitles WPC–CPA:18 Holdings, LLC, or CPA:18 Holdings, also known as the Special General Partner, to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights. Cash distributions to the Special General Partner are accounted for as an allocation to net income attributable to noncontrolling interest.

Revenue Recognition — We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. For the years ended December 31, 2017, 2016, and 2015, our tenants, pursuant to their lease obligations, have made direct payments to the taxing authorities of real estate taxes of approximately $8.1 million, $7.1 million, and $6.2 million, respectively.

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

Asset Retirement Obligations — Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and included in Property expenses in the consolidated financial statements and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the asset retirement obligations, we make certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate, and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Interest Capitalized in Connection with Real Estate Under Construction — Interest directly related to build-to-suit projects is capitalized. We consider a build-to-suit project as substantially completed upon the completion of improvements. If discrete portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We determine an interest rate to be applied for capitalizing interest based on a blended rate of our debt obligations.

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

CPA:18 – Global 2017 10-K – 81

Notes to Consolidated Financial Statements

Foreign Currency Translation and Transaction Gains and Losses — We have interests in real estate investments primarily in Europe, for which the functional currency is either the euro, the British pound sterling, or the Norwegian krone, respectively. We perform the translation from the euro, the British pound sterling, or the Norwegian krone to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from this translation as a component of Other comprehensive income (loss) in equity. These translation gains and losses are released to net income (loss) when we have substantially exited from all investments in the related currency.

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income (loss) for the period in which the transaction is settled. Also, intercompany foreign currency transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of short-term subordinated intercompany debt with scheduled principal payments, are included in the determination of net income (loss).

Intercompany foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities to the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net income (loss) but are reported as a component of Other comprehensive income (loss) in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2017, 2016, and 2015, we recognized net realized losses on such transactions of $2.6 million, $0.5 million, and $0.1 million, respectively.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive income (loss) into earnings when the hedged investment is either sold or substantially liquidated. In accordance with fair value measurement guidance, counterparty credit risk is measured on a net portfolio position basis.

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

We conduct business in various states and municipalities within North America and Europe and, as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state, and local taxes and a provision for such taxes is included in the consolidated financial statements.

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

CPA:18 – Global 2017 10-K – 82

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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation and timing differences of rent recognition and certain expense deductions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and foreign properties, and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases, and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors (Note 12).

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

Income (Loss) Per Share — We have a simple equity capital structure with only common stock outstanding. As a result, income (loss) per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements. Income (loss) per basic and diluted share of common stock is calculated by dividing Net income (loss) attributable to CPA:18 – Global by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net income (loss) attributable to CPA:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the years ended December 31, 2017, 2016, and 2015, respectively.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Pronouncements Adopted as of December 31, 2017

In October 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted ASU 2016-17 as of January 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

CPA:18 – Global 2017 10-K – 83

Notes to Consolidated Financial Statements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt ASU 2017-01 on January 1, 2017 on a prospective basis. While our acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by us likely would have been considered asset acquisitions under the new standard. As a result, all transaction costs incurred during the year ended December 31, 2017 were capitalized since our acquisitions during the year were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

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

Pronouncements to be Adopted after December 31, 2017

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective method. We performed a comprehensive evaluation of the impact of the new standard across our revenue streams, and determined that the timing of revenue recognition and its classification in our consolidated financial statements will remain substantially unchanged.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. In addition, it also requires lessors to record gross revenues and expenses associated with activities that do not transfer services to the lessee (such as real estate taxes and insurance). Additionally, the new standard requires extensive quantitative and qualitative disclosures. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. The ASU is expected to impact our consolidated financial statements as we have land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

CPA:18 – Global 2017 10-K – 84

Notes to Consolidated Financial Statements

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-15 is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-18 is not expected to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2017-05 is not expected to have a significant impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements, and expect to adopt the standard for the fiscal year beginning January 1, 2019.

CPA:18 – Global 2017 10-K – 85

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates, which excludes the fees that impact equity as further disclosed below the tables, in accordance with the terms of the relevant agreements (in thousands):

	Years Ended December 31,
	2017	2016	2015
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$11,293	$10,126	$7,587
Available Cash Distributions	8,650	7,586	6,317
Personnel and overhead reimbursements	3,170	3,064	3,252
Interest expense on deferred acquisition fees, interfund loan, and accretion of interest on annual distribution and shareholder servicing fee	1,034	898	1,141
Director compensation	310	310	310
Acquisition expenses	—	5,458	32,276
Annual distribution and shareholder servicing fee (a)	—	—	(860)
	$24,457	$27,442	$50,023

Acquisition Fees Capitalized
Current acquisition fees	$3,757	$3,310	$10,143
Deferred acquisition fees	3,006	2,648	8,120
Capitalized personnel and overhead reimbursements	640	263	1,415
	$7,403	$6,221	$19,678
_________

(a)
For the years ended December 31, 2017, 2016, and 2015 we paid $2.2 million, $2.4 million and $2.2 million, respectively, related to the annual distribution and shareholder servicing fee, which, beginning in the fourth quarter of 2015, is accounted for as a reduction in our shareholder servicing fee liability.

CPA:18 – Global 2017 10-K – 86

Notes to Consolidated Financial Statements

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	December 31,
	2017	2016
Due to Affiliates
Deferred acquisition fees, including accrued interest	$6,693	$15,305
Accounts payable and other	6,102	2,454
Asset management fees payable	972	866
Loan from WPC, including accrued interest	—	27,580
Shareholder servicing fee liability (a)	—	7,422
Current acquisition fees	—	84
	$13,767	$53,711
___________

(a)
Beginning with the payment for the third quarter of 2017, the annual distribution and shareholder servicing fees are paid directly to selected dealers rather than through Carey Financial LLC, or Carey Financial. Accordingly, for the year ended December 31, 2017, the remaining liability balance of $5.7 million has been reclassified from Due to affiliates to Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Organization and Offering Costs

Pursuant to the advisory agreement, we were liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial, the former broker-dealer subsidiary of our Advisor, or selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. Total underwriting compensation paid in connection with our offering, including selling commissions, the dealer manager fee, and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc., the regulator for broker-dealers like Carey Financial, which limit underwriting compensation to 10% of gross offering proceeds. Our Advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceeded, in the aggregate, 1.5% of the gross proceeds from our initial public offering. From inception and through December 31, 2017, our Advisor incurred organization and offering costs of $8.7 million on our behalf, which we have fully repaid and charged to stockholders’ equity.

Loans from WPC
In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

On October 31, 2016, we borrowed $27.5 million from WPC to partially finance a new investment and had an annual interest rate of London Interbank Offered Rate, or LIBOR, as of the loan date plus 1.1% through February 22, 2017. After that date, the annual interest rate equaled LIBOR plus 1.0%, reflecting the lower rate available under WPC’s amended and restated senior credit facility. As of December 31, 2016, this borrowing remained outstanding with a scheduled maturity date of October 31, 2017.

On May 15, 2017, we borrowed an additional $11.2 million from WPC to partially finance the final payment to the developer for a build-to-suit project in Eindhoven, the Netherlands (Note 4). The scheduled maturity date of the borrowing was May 15, 2018.

During the year ended December 31, 2017, we repaid the outstanding balance of $39.2 million to WPC, including accrued interest. As a result, we have no loans outstanding to WPC at December 31, 2017.

CPA:18 – Global 2017 10-K – 87

Notes to Consolidated Financial Statements

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, per Class A share (before our initial NAV was published, in March 2016, as was the case for year ended December 31, 2015, we used the offering price of our Class A shares of $10.00 per share). For the years ended December 31, 2017, 2016, and 2015, our Advisor received its asset management fees in shares of our Class A common stock. At December 31, 2017, our Advisor owned 3,616,657 shares, or 2.5%, of our Class A common stock outstanding. Asset management fees are included in Property expenses in the consolidated financial statements.

Selling Commissions and Dealer Manager Fees

Pursuant to our dealer manager agreement, Carey Financial received a selling commission in connection with our initial public offering of $0.70 and $0.14 per share sold and a dealer manager fee of $0.30 and $0.21 per share sold for the Class A and Class C common stock, respectively. Our initial public offering closed in April 2015. These amounts were recorded in Additional paid-in capital in the consolidated financial statements. We recorded selling commissions and dealer manager fees of $107.9 million on a cumulative to date basis for the years ended December 31, 2017, 2016, and 2015, respectively.

Annual Distribution and Shareholder Servicing Fee

Carey Financial also received an annual distribution and shareholder servicing fee from us in connection with our Class C common stock, which it may have re-allowed to selected dealers. The amount of the annual distribution and shareholder servicing fee was initially 1.0% of the offering price per share of our Class C common stock before we began reporting our NAV, but is now 1.0% of the most recently published NAV of our Class C common stock. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources, including the annual distribution and shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates, reaches 10.0% of the gross proceeds from our initial public offering, which it had not yet reached as of December 31, 2017. At December 31, 2016, the liability balance related to this fee was $7.4 million and was recorded within Due to affiliates in the consolidated financial statements to reflect the present value of the estimated future payments of the annual distribution and shareholder servicing fee. Beginning with the payment for the third quarter of 2017, paid during the first month of the fourth quarter, the annual distribution and shareholder servicing fees are paid directly to selected dealers rather than through Carey Financial. There is no change in the amount of the distribution and shareholder servicing fees that we incur. For the year ended December 31, 2017, the remaining liability balance of $5.7 million was due directly to the selected dealers and, accordingly, we have reclassified the balance from Due to affiliates to Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the years ended December 31, 2017 and 2016. Unpaid deferred acquisition fees are included in Due to affiliates in the consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year. As of the year ended December 31, 2016, cumulative total acquisition costs exceeded 6.0% of the aggregate contract purchase price of all investments, and as a result, we recorded a reimbursement receivable from our Advisor of $0.2 million that is included in Other assets, net in our consolidated financial statements. Total acquisition costs did not exceed 6.0% of the aggregate contract purchase price of all investments as of the year ended December 31, 2017.

CPA:18 – Global 2017 10-K – 88

Notes to Consolidated Financial Statements

During the year ended December 31, 2017, we overpaid acquisition fees to our Advisor totaling $0.7 million, and as a result, we recorded a reimbursement receivable from our Advisor for this amount and included it in Other assets, net in our consolidated financial statements.

In addition, pursuant to the advisory agreement, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, including Corporate Property Associates 17 – Global, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Carey European Housing Fund I L.P., which are collectively referred to as the Managed Programs. Our Advisor also allocated a portion of its personnel and overhead expenses to Carey Credit Income Fund (now known as Guggenheim Credit Income Fund) prior to September 11, 2017, which was the effective date of its resignation as the advisor to that fund. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. Under the advisory agreement currently in place, the amount of applicable personnel costs allocated to us was capped at 2.0% and 2.2% for 2017 and 2016, respectively, of pro rata lease revenues for each year. Beginning in 2018, the cap decreases to 1.0% of pro rata lease revenues for that year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

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

Jointly Owned Investments and Other Transactions with our Affiliates

At December 31, 2017, we owned interests ranging from 50% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate all of these joint ventures with exception to our sole equity investment (Note 4), which we account for under the equity method of accounting. Additionally, no other parties hold any rights that overcome our control. We account for the minority share of these investments as noncontrolling interests.

CPA:18 – Global 2017 10-K – 89

Notes to Consolidated Financial Statements

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2017	2016
Land	$202,500	$173,184
Buildings and improvements	1,060,672	817,626
Less: Accumulated depreciation	(87,886)	(55,980)
	$1,175,286	$934,830

During the year ended December 31, 2017, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 13.8% to $1.1993 from $1.0541. As a result, the carrying value of our Real estate — land, buildings and improvements increased by $67.4 million from December 31, 2016 to December 31, 2017.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $28.3 million, $25.7 million, and $21.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2017 are as follows (in thousands):

Years Ending December 31,	Total
2018	$106,028
2019	107,024
2020	106,401
2021	106,107
2022	106,032
Thereafter	707,350
Total	$1,238,942

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage, multi-family residential and student-housing properties, at cost, is summarized as follows (in thousands):

	December 31,
	2017	2016
Land	$98,429	$105,631
Buildings and improvements	468,060	500,927
Less: Accumulated depreciation	(43,786)	(26,937)
	$522,703	$579,621

CPA:18 – Global 2017 10-K – 90

Notes to Consolidated Financial Statements

The carrying value of our Operating real estate — land, buildings and improvements increased by $3.2 million from December 31, 2016 to December 31, 2017, due to the weakening of the U.S. dollar relative to foreign currencies (primarily the British pound sterling) during the year.

Depreciation expense, including the effect of foreign currency translation, on our operating real estate for the years ended December 31, 2017, 2016, and 2015 was $17.4 million, $16.2 million, and $9.8 million, respectively.

Dispositions of Operating Real Estate During 2017

On October 11, 2017, we sold a student-housing property located in Reading, United Kingdom. As a result, the carrying value of our Operating real estate decreased by $43.9 million from December 31, 2016 to December 31, 2017 (Note 13).

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

In connection with these self-storage property transactions, we incurred acquisition expenses totaling $4.9 million, which are included in Acquisition and other expenses in the consolidated financial statements.

CPA:18 – Global 2017 10-K – 91

Notes to Consolidated Financial Statements

Summary of Assets Acquired and Liabilities Assumed

The following tables present a summary of assets acquired and liabilities assumed in our 2016 business combinations at the date of acquisition, and revenues and earnings thereon since their respective dates of acquisition through December 31, 2016 (in thousands):

Self-Storage Properties (a) (b)
Cash consideration	$46,183
Assets acquired at fair value:
Land	$12,369
Buildings	53,343
In-place lease intangible assets	8,520
Other assets acquired	451
74,683
Liabilities assumed at fair value:
Mortgages assumed	(27,925)
Other liabilities assumed	(575)
(28,500)
Total identifiable net assets	$46,183

Self-Storage Properties
Respective Acquisition dates through December 31, 2016
Revenues	$5,810

Net loss	$(7,122)
Net loss attributable to CPA:18 – Global	$(7,122)
___________

(a)	The purchase price for each transaction was allocated to the assets acquired and liabilities assumed based upon their fair values.

(b)	The completed self-storage acquisitions deemed to be business combinations during the year ended December 31, 2016 were not material for pro forma purposes.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2017	2016
Beginning balance	$182,612	$131,930
Placed into service	(200,158)	(59,498)
Capitalized funds	129,588	116,616
Foreign currency translation adjustments	17,721	(12,871)
Capitalized interest	4,603	6,435
Ending balance	$134,366	$182,612

CPA:18 – Global 2017 10-K – 92

Notes to Consolidated Financial Statements

Capitalized Funds

On December 20, 2017, we purchased 95% of the shares in the partially completed hotel located in Munich, Germany from the third-party developer for $9.6 million, which was based on the exchange rate of the euro on the date of the acquisition and is in addition to the $67.2 million financing provided to the developer in 2015.

On May 17, 2017, we made our final payment to the developer for the build-to-suit project located in Eindhoven, the Netherlands for $18.7 million, which was based on the exchange rate of the euro on the date of the acquisition. Additionally, we also recorded $10.4 million of deferred tax liabilities in connection with our investment in this project. Simultaneous with the payment to the developer, the project was completed and placed into service.

During the year ended December 31, 2017, construction commenced on one of our previous build-to-suit investments (Note 5). The net investment of $10.7 million was reclassified to Real estate under construction from Net investments in direct financing leases during the year ended December 31, 2017.

Ghana — On February 19, 2016, we invested in a build-to-suit joint venture with a third party for a university complex development site located in Accra, Ghana for $6.5 million, which includes capitalized acquisition costs of $2.6 million. As of December 31, 2017, total capitalized funds related to this investment were $32.5 million, inclusive of accrued construction costs of $0.9 million and deferred tax liabilities of $3.7 million.

At the time of the investment, the joint venture obtained third-party financing in an amount up to $41.0 million from the Overseas Private Investment Corporation (“OPIC”), a financial institution of the U.S. Government, with an estimated interest rate based on the U.S. Treasury rate plus 300 basis points. Funding of this loan is subject to the tenant obtaining a letter of credit, which to date has not occurred. Because the tenant has not obtained the required letter of credit, it is in default under its concession agreement with us, and we are currently unable to estimate when this project will be completed, if at all. As a result, as of December 31, 2017, we had no amount outstanding under this financing arrangement. If the project is completed, our total investment is expected to be approximately $65.7 million.

We have evaluated this investment for impairment and probability-weighted different possible scenarios in estimating future undiscounted cash flows, including payment from the tenant or through the insurance policy that we have with regard to the completion of this project. Because we believe there is a high probability that we will recover the full amount we have invested, we have not recorded any impairment charge in connection with this investment as of December 31, 2017, although recovery may take a period of time from the date on which a claim is filed. We will continue to monitor the investment for impairment.

During the year ended December 31, 2017, total capitalized funds primarily related to our build-to-suit projects, which were comprised primarily of initial funding of $51.5 million and construction draws of $78.1 million. Capitalized funds include accrued costs of $3.7 million, which are a non-cash investing activity.

We acquired the following build-to-suit investments during the year ended December 31, 2017:

•
$7.3 million in a build-to-suit project for a student-housing development site located in Malaga, Spain on October 17, 2017 (amounts based on the exchange rate of the euro on the date of acquisition). The student-housing property is currently under construction and is currently projected to be completed in July 2020. Upon completion of this project, our total investment is currently expected to be approximately $44.0 million. As there is insufficient equity at risk, the investment is considered to be a VIE;

•
$7.3 million to enter into a ground lease for a build-to-suit joint venture with a third party for a student-housing development site located in Swansea, United Kingdom on November 24, 2017 (amounts are based on the exchange rate of the British pound sterling on the date of acquisition). The acquisition is included in Other assets, net on our consolidated balance sheet as this amount was a prepayment of rent and construction has not yet commenced. We also incurred acquisition-related costs of $3.1 million that were capitalized and are included in Real estate under construction on our consolidated balance sheet. We acquired 97% of the equity of this investment at closing. The development of the student-housing facility is currently projected to be completed in August 2019. Upon completion of this project, our total investment is currently expected to be approximately $50.6 million. As the joint venture has insufficient equity at risk and we control this development project, this joint venture is considered to be a VIE that we consolidate.

CPA:18 – Global 2017 10-K – 93

Notes to Consolidated Financial Statements

We consolidate all the above joint ventures, if applicable, because we are either the majority equity holder and/or we control the significant activities of the ventures.

During the year ended December 31, 2016, total capitalized funds primarily related to our build-to-suits, which were comprised primarily of initial funding of $6.5 million and construction draws of $110.1 million. Capitalized funds include accrued costs of $12.9 million, which are a non-cash investing activity.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, which totaled $4.6 million and $6.4 million for the years ended December 31, 2017 and December 31, 2016, respectively, and is a non-cash investing activity.

Placed into Service

During the year ended December 31, 2017, we placed into service the completed portion of a hotel, two build-to-suit projects, and the remaining portion of a substantially completed student-housing development, which we sold during the year, totaling $200.2 million, which is a non-cash investing activity. Of that total, $197.2 million was reclassified to Real estate — land, buildings and improvements and $2.9 million was reclassified to Operating real estate — land, buildings and improvements.

During the year ended December 31, 2016, we placed into service two build-to-suit expansion projects and one substantially completed student-housing development totaling $59.5 million. Of that total, $44.7 million was reclassified to Operating real estate — land, buildings and improvements and $14.8 million was reclassified to Real estate — land, buildings and improvements.

Ending Balance

At December 31, 2017 and 2016, we had six and seven open build-to-suit projects, respectively, with aggregate unfunded commitments totaling approximately $178.3 million and $133.5 million, respectively.

Equity Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of four self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. Our ownership interest in the joint venture is 90%; the joint-venture partner is funding its equity interest with the distributions they are eligible to receive upon the properties being placed into service. As of December 31, 2017, the joint-venture partner has not funded their 10% equity interest. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

Acquisition During 2017

On January 26, 2017, the joint venture purchased a vacant parcel of land in Toronto, Canada for $5.1 million, which is based on the exchange rate of the Canadian dollar at the date of acquisition. This parcel of land will be the site of our fourth self-storage development in Canada as a part of this joint venture.

Acquisition During 2016

On May 2, 2016, the joint venture purchased a vacant parcel of land in Vaughan, Canada for $2.0 million (based on the exchange rate of the Canadian dollar at the date of acquisition). This parcel of land will be the site of our third self-storage development in Canada as a part of this joint venture.

CPA:18 – Global 2017 10-K – 94

Notes to Consolidated Financial Statements

Placed into Service During 2017

During the year ended December 31, 2017, the joint venture commenced operations at two Canadian self-storage facilities upon the completion of distinct phases of the overall development, and as a result, placed $9.3 million and $10.1 million of the total amounts for these projects into service. During the year ended December 31, 2017, the joint venture incurred losses of $0.4 million and $0.3 million, respectively, relating to these distinct phases of the projects, which are included in Equity in losses of equity method investment in real estate on our consolidated financial statements.

Placed into Service During 2016

On July 1, 2016, the joint venture commenced operations at one Canadian self-storage facility upon the completion of a distinct phase of the overall development, and as a result, $2.9 million of the total project was placed into service. During the year ended December 31, 2016, the joint venture incurred losses of $0.1 million relating to this project, which is included in Equity in losses of equity method investment in real estate on our consolidated financial statements.

Ending Balance

At December 31, 2017 and 2016, our total equity investment balance for these properties was $20.9 million and $14.7 million, respectively, and the joint venture had total third-party recourse debt of $21.5 million and $13.8 million, respectively. The unfunded commitments for the build-to-suit projects at December 31, 2017 and 2016 total approximately $26.2 million and $19.3 million, respectively, related to our equity investment.

Asset Retirement Obligations

We have recorded asset retirement obligations for the removal of asbestos and environmental waste in connection with certain of our investments. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. This liability was $2.9 million and $2.7 million at December 31, 2017 and 2016, respectively. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred. We include asset retirement obligations in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

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

Notes Receivable

On July 21, 2014, we acquired a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities originated by Cantor Fitzgerald on the Cipriani banquet halls in New York, New York. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. We receive interest-only payments at a rate of 10% per annum until maturity on July 6, 2024. At both December 31, 2017 and 2016, the balance for this note receivable remained $28.0 million.

On November 1, 2016, we acquired a $38.5 million mezzanine loan collateralized by 27 retail stores in Minnesota, Wisconsin and Iowa, leased to Mills Fleet Farm Group LLC, or Mills Fleet, as part of the financing for a sale-leaseback that Mills Fleet completed. The loan bears interest at one month LIBOR plus 10% and we receive interest-only payments monthly until the loan matures on October 9, 2018. The borrower has the option to extend the maturity date for three successive terms, each for one year. The loan is collateralized by the pledge of the equity in 27 entities that directly own the retail stores and is subordinated to a $280.0 million senior mortgage on the properties. At both December 31, 2017 and 2016, the principal balance of the loan was $38.5 million. This investment was partially financed with the $27.5 million loan that we received from WPC on October 31, 2016 (Note 3). In connection with this investment we incurred transaction and acquisition costs totaling $2.0 million, which were expensed and are included in Acquisition and other expenses on the consolidated statement of operations.

CPA:18 – Global 2017 10-K – 95

Notes to Consolidated Financial Statements

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	December 31,
	2017	2016
Minimum lease payments receivable	$61,465	$67,811
Unguaranteed residual value	37,214	48,826
	98,679	116,637
Less: unearned income	(58,722)	(67,041)
	$39,957	$49,596

In 2015, we invested in a joint venture with a third party to purchase an office building located in Cardiff, United Kingdom to be redeveloped into student-housing. The existing tenant vacated the building on January 31, 2017. Upon lease termination, construction commenced, and the net investment of $10.7 million was reclassified to Real estate under construction during the year ended December 31, 2017 (Note 4).

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2017 were as follows (in thousands):

Years Ending December 31,	Total
2018	$3,292
2019	3,364
2020	3,444
2021	3,512
2022	3,588
Thereafter	44,265
Total	$61,465

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and have a low risk of tenant default. At both December 31, 2017 and 2016, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the years ended December 31, 2017 or 2016. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2017.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2017	2016	2017	2016
1	—	1	$—	$10,516
2	2	1	14,386	9,154
3	2	2	29,716	29,679
4	2	3	62,355	66,747
5	—	—	—	—
	0		$106,457	$116,096

CPA:18 – Global 2017 10-K – 96

Notes to Consolidated Financial Statements

Note 6. Intangible Assets and Liabilities

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

In connection with our investment activity (Note 4) during the year ended December 31, 2017, we recorded In-place lease intangibles of $1.6 million that are being amortized over 14.4 years.

The following table presents a reconciliation of our goodwill, which is included in our Net Lease reporting unit (in thousands):

Total
Balance at January 1, 2016	$23,389
Foreign currency translation	137
Balance at December 31, 2016	23,526
Foreign currency translation	1,850
Other	708
Balance at December 31, 2017	$26,084

We performed our annual test for impairment of goodwill during the fourth quarter of 2017 and no impairment was indicated. Goodwill resides within our Net Lease segment, which is also the reporting unit for goodwill impairment testing.

Intangible assets and liabilities are summarized as follows (in thousands):

		December 31,
		2017			2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	1 – 23	$274,723	$(115,515)	$159,208	$260,469	$(83,031)	$177,438
Below-market ground lease	15 – 99	23,000	(1,238)	21,762	20,236	(706)	19,530
Above-market rent	3 – 30	12,811	(3,642)	9,169	11,846	(2,320)	9,526
		310,534	(120,395)	190,139	292,551	(86,057)	206,494
Indefinite-Lived Intangible Assets
Goodwill		26,084	—	26,084	23,526	—	23,526
Total intangible assets		$336,618	$(120,395)	$216,223	$316,077	$(86,057)	$230,020

Finite-Lived Intangible Liabilities
Below-market rent	4 – 30	$(15,476)	$4,573	$(10,903)	$(15,192)	$3,234	$(11,958)
Above-market ground lease	81	(110)	4	(106)	(101)	3	(98)
Total intangible liabilities		$(15,586)	$4,577	$(11,009)	$(15,293)	$3,237	$(12,056)

Net amortization of intangibles, including the effect of foreign currency translation, was $29.3 million, $40.2 million, and $33.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Rental income, amortization of below-market and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease intangibles is included in Depreciation and amortization expense in the consolidated financial statements.

CPA:18 – Global 2017 10-K – 97

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at December 31, 2017, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization/Property Expenses	Net
2018	$(135)	$19,239	$19,104
2019	(147)	18,170	18,023
2020	(226)	17,440	17,214
2021	(242)	17,274	17,032
2022	(215)	16,836	16,621
Thereafter	(769)	91,905	91,136
	$(1,734)	$180,864	$179,130

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

Rent Guarantees — Our rent guarantees, which are included in Other assets, net in the consolidated financial statements, are related to two of our international investments. These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At December 31, 2017 and 2016, our rent guarantees had a fair value of $0.7 million and $0.5 million, respectively. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% and a growth rate that ranged from 1% to 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. During the years ended December 31, 2017 and 2016 we recognized $1.2 million and $1.1 million, respectively, of mark-to-market gains related to these rent guarantees within Other income and (expenses) on our consolidated financial statements.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2017 and 2016. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

CPA:18 – Global 2017 10-K – 98

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31,
		2017		2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt, net (a) (b)	3	$1,275,448	$1,301,844	$1,157,411	$1,177,409
Notes receivable (c)	3	66,500	69,000	66,500	68,450
___________

(a)
Debt, net consists of Non-recourse debt, net and Bonds payable, net. At December 31, 2017 and 2016, the carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $7.0 million and $7.6 million, respectively. At December 31, 2017 and 2016, the carrying value of Bonds payable, net includes unamortized deferred financing costs of $0.8 million and $0.9 million, respectively (Note 9).

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2017 and 2016.

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

CPA:18 – Global 2017 10-K – 99

Notes to Consolidated Financial Statements

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2017 and 2016, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31,		December 31,
		2017	2016	2017	2016
Foreign currency forward contracts	Other assets, net	$2,419	$5,502	$—	$—
Interest rate swaps	Other assets, net	553	393	—	—
Foreign currency collars	Other assets, net	258	1,284	—	—
Interest rate caps	Other assets, net	1	1	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(3,266)	(33)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(698)	(1,151)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(366)	—
		$3,231	$7,180	$(4,330)	$(1,184)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2015
Foreign currency collars	$(4,535)	$327	$939
Foreign currency forward contracts	(2,769)	(897)	2,374
Interest rate swaps	619	810	933
Interest rate caps	16	(13)	(38)
Derivatives in Net Investment Hedging Relationships (a)
Foreign currency collars	(179)	(20)	2
Foreign currency forward contracts	(39)	(56)	466
Total	$(6,887)	$151	$4,676
___________

CPA:18 – Global 2017 10-K – 100

Notes to Consolidated Financial Statements

(a)
The effective portion of the changes in fair value and the settlement of these contracts is reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2017	2016	2015
Foreign currency forward contracts	Other income and (expenses)	$1,223	$1,278	$1,137
Interest rate swaps	Interest expense	(663)	(879)	(2,183)
Foreign currency collars	Other income and (expenses)	160	95	8
Interest rate caps	Interest expense	(56)	(4)	(6)
Total		$664	$490	$(1,044)

Amounts reported in Other comprehensive income (loss) related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At December 31, 2017, we estimated that an additional $0.4 million and $0.5 million will be reclassified as Interest expense and Other expenses, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of (Loss) Gain on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2017	2016	2015
Foreign currency collars	Other income and (expenses)	$(259)	$1	$37
Interest rate swaps	Interest expense	(32)	—	(63)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	26	3	—
Foreign currency collars	Other income and (expenses)	(8)	2	—
Total		$(273)	$6	$(26)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

CPA:18 – Global 2017 10-K – 101

Notes to Consolidated Financial Statements

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2017 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2017 (a)
Interest rate swaps	8	60,898	USD	$(135)
Interest rate swap	1	10,266	EUR	(10)
Interest rate caps	3	27,700	USD	1
				$(144)
___________

(a)	Fair value amount is based on the exchange rate of the euro at December 31, 2017, as applicable.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2017 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2017
Designated as Cash Flow Hedging Instruments
Foreign currency collars	54	34,580	EUR	$(3,094)
Foreign currency forward contracts	23	8,902	EUR	1,596
Foreign currency forward contracts	17	26,771	NOK	763
Foreign currency collars	26	54,120	NOK	(19)
Not Designated as Hedging Instruments
Foreign currency collars	2	3,000	EUR	(366)
Designated as Net Investment Hedging Instruments
Foreign currency collars	4	24,740	NOK	105
Foreign currency forward contracts	2	4,504	NOK	60
				$(955)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2017. At December 31, 2017, our total credit exposure was $1.7 million and the maximum exposure to any single counterparty was $1.1 million.

CPA:18 – Global 2017 10-K – 102

Notes to Consolidated Financial Statements

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $4.4 million and $1.2 million at December 31, 2017 and December 31, 2016, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2017 or 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $4.5 million and $1.3 million, respectively.

Note 9. Non-Recourse Mortgages and Bonds Payable

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2017, our debt bore interest at fixed annual rates ranging from 1.6% to 5.8% and variable contractual annual rates ranging from 1.6% to 8.0%, with maturity dates from 2018 to 2039.

Financing Activity During 2017

During the year ended December 31, 2017, we obtained four non-recourse mortgage financings totaling $23.2 million, with a weighted-average annual interest rate of 5.2% and term to maturity of 5.7 years. In addition, we refinanced two non-recourse mortgage loans for a total of $17.0 million with a weighted-average annual interest rate of 2.6% and term to maturity of 4.5 years.

We had an additional drawdown of $3.9 million (based on the exchange rate of the euro at the date of the drawdown) on a senior construction-to-term mortgage loan related to the development of an office building located in Eindhoven, the Netherlands. Through August 31, 2017, the loan bore an interest rate of Euro Interbank Offered Rate, or EURIBOR, plus 2.5%, except when EURIBOR was below zero, in which case, each draw bore a rate of 2.5% plus the liquidity spread of 0.7% (for a total interest rate of 3.2%). In the third quarter of 2017, the loan was converted to a non-recourse seven-year term loan and now bears a fixed interest rate of 1.8%. Upon conversion of the loan, we drew down on the remaining $22.0 million available balance.

In addition, during the year ended December 31, 2017, we drew down $17.9 million (based on the exchange rate of the euro at the date of the drawdown) on the third-party non-recourse financing related to our build-to-suit investment in Hamburg, Germany. The loan bears a fixed annual interest rate of 2.1% with a term to maturity of seven years.

On October 12, 2017, we obtained a construction loan of $31.3 million for a student-housing development project located in Cardiff, United Kingdom (based on the exchange rate of the British pound sterling at the date of acquisition). The loan bears an annual interest rate of 7.5% plus LIBOR for outstanding drawn balances with a term to maturity of two years. As of December 31, 2017, we had drawn $10.1 million on the student-housing development construction loan (based on the exchange rate of the British pound sterling at the date of each drawdown).

Financing Activity During 2016

During the year ended December 31, 2016, we obtained or assumed several non-recourse mortgage financings totaling $148.2 million, with a weighted-average annual interest rate of 4.5% and term to maturity of eight years. In addition, we obtained a $53.3 million senior construction-to-term mortgage loan (based on the exchange rate of the euro at the date of acquisition) related to the development of an office building located in Eindhoven, the Netherlands. As of December 31, 2016, we had drawn $27.3 million on this loan (based on the exchange rate of the euro at the date of each drawdown) at an annual interest rate of 3.2%.

In addition, during the year ended December 31, 2016, we entered into agreements for third-party non-recourse mortgage financing related to the following build-to-suit investments, which had no amounts drawn as of December 31, 2016:

•
$41.0 million that is intended to be used to finance the construction of the university complex development site located in Accra, Ghana (Note 4), but remains subject to the tenant obtaining a letter of credit, which if drawn, will bear an annual interest rate based on the U.S. Treasury rate plus 300 basis points upon draw down; and

CPA:18 – Global 2017 10-K – 103

Notes to Consolidated Financial Statements

•
$17.3 million that is expected to be available upon the substantial completion of a hotel located in Hamburg, Germany, which will bear an annual interest rate of 2.1% upon draw down (amounts are based on the exchange rate of the euro on the date of acquisition).

Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2017, during each of the next five calendar years and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018	$28,930
2019	17,456
2020	128,013
2021	173,950
2022	196,591
Thereafter through 2039	737,768
Total principal payments	1,282,708
Unamortized deferred financing costs	(8,323)
Unamortized premium, net	1,063
Total	$1,275,448

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2017.

The carrying value of our Non-recourse mortgages, net and Bonds payable, net increased by $44.5 million in the aggregate from December 31, 2016 to December 31, 2017, reflecting the impact of the weakening of the U.S. dollar relative to certain foreign currencies (primarily the euro) during the same period.

Debt Covenants

During the year ended December 31, 2017, we repaid a total of $1.8 million (amount is based on the exchange rate of the euro as of the date of repayments) of principal on one of our mortgage loans as a result of a debt service coverage ratio covenant breach. The covenant breach will be cured once the net operating income for the related property exceeds the amount as set forth in the related loan agreement. As the tenant, Agrokor, is currently in financial distress, there is uncertainty regarding future rent collections (Note 14) and whether the default can be cured.

As of December 31, 2017, we were in breach of a loan-to-value covenant on one of our bonds payable. To remedy this default we are required to repay $5.8 million (amount based on the exchange rate of the euro as of December 31, 2017) of principal on the bond within six months of the year ended December 31, 2017.

Note 10. Commitments and Contingencies

At December 31, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA:18 – Global 2017 10-K – 104

Notes to Consolidated Financial Statements

Note 11. Net Income (Loss) Per Share and Equity

Basic and Diluted Income (Loss) Per Share

The following table presents net income (loss) per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share
Class A common stock	109,942,186	$21,032	$0.19
Class C common stock	31,138,787	5,501	0.18
Net income attributable to CPA:18 – Global		$26,533

	Year Ended December 31, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	105,691,583	$(23,065)	$(0.22)
Class C common stock	30,091,602	(7,019)	(0.23)
Net loss attributable to CPA:18 – Global		$(30,084)

	Year Ended December 31, 2015
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Loss	Basic and Diluted Loss Per Share
Class A common stock	101,884,473	$(45,524)	$(0.45)
Class C common stock	27,580,451	(12,208)	(0.44)
Net loss attributable to CPA:18 – Global		$(57,732)

The allocation of Net income (loss) attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For the year ended December 31, 2015, the allocation for Class A common stock excludes annual distribution and shareholder benefit fees of $0.9 million, which is only applicable to Class C common stock (Note 3). In addition, the Class C common stock allocation includes $0.5 million, $0.5 million, and $0.7 million of interest expense related to the accretion of interest on the annual distribution and shareholder servicing liability (Note 3) for the years ended December 31, 2017, 2016, and 2015, respectively.

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents annualized distributions per share, declared and paid during the years ended December 31, 2017, 2016, and 2015, reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2017		2016		2015
	Class A	Class C	Class A	Class C	Class A	Class C
Ordinary income	$0.2181	$0.1927	$0.1339	$0.1171	$0.1889	$0.1612
Return of capital	0.3254	0.2875	0.4913	0.4296	0.3836	0.3273
Capital gain	0.0817	0.0722	—	—	0.0525	0.0448
Total distributions paid	$0.6252	$0.5524	$0.6252	$0.5467	$0.6250	$0.5333

CPA:18 – Global 2017 10-K – 105

Notes to Consolidated Financial Statements

Distributions are declared at the discretion of our board of directors and are not guaranteed. During the fourth quarter of 2017, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1380 per share for our Class C common stock, which were paid on January 16, 2018 to stockholders of record on December 29, 2017, in the amount of $21.7 million.

During the year ended December 31, 2017, our board of directors declared distributions in the aggregate amount of $68.7 million per share for our Class A common stock and $17.2 million per share for our Class C common stock, which equates to $0.6252 and $0.5526 per share, respectively.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2015	$1,152	$(22,093)	$(20,941)
Other comprehensive loss before reclassifications	3,164	(40,662)	(37,498)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,189	—	2,189
Other income and (expenses)	(1,145)	—	(1,145)
Net current-period Other comprehensive loss	4,208	(40,662)	(36,454)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	7,079	7,079
Balance at December 31, 2015	5,360	(55,676)	(50,316)
Other comprehensive loss before reclassifications	717	(12,254)	(11,537)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	883	—	883
Other income and (expenses)	(1,373)	—	(1,373)
Net current-period Other comprehensive loss	227	(12,254)	(12,027)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	639	639
Balance at December 31, 2016	5,587	(67,291)	(61,704)
Other comprehensive income before reclassifications	(6,005)	39,925	33,920
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	719	—	719
Other income and (expenses)	(1,383)	—	(1,383)
Net current-period Other comprehensive income	(6,669)	39,925	33,256
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(4,764)	(4,764)
Balance at December 31, 2017	$(1,082)	$(32,130)	$(33,212)

CPA:18 – Global 2017 10-K – 106

Notes to Consolidated Financial Statements

Note 12. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay U.S. federal income taxes. Accordingly, the only provision of income taxes in the consolidated financial statements relates to our TRSs. The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered the U.S. corporate income tax rate from 35% to 21%. As a result, there was no significant impact to the deferred taxes on our domestic TRSs.

We conduct business in various states and municipalities, primarily within the United States and in Europe, and as a result, we file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle.

The components of our (benefit from) provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal
Current	$234	$276	$98
Deferred	20	(34)	—
	254	242	98
State and Local
Current	355	134	87
	355	134	87
Foreign
Current	1,535	1,024	565
Deferred	(3,650)	(1,394)	(847)
	(2,115)	(370)	(282)
Total (Benefit) Provision	$(1,506)	$6	$(97)

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

	Years Ended December 31,
	2017	2016
Beginning balance	$242	$—
Addition based on tax positions related to prior periods	207	—
Addition based on tax positions related to the current period	—	242
Ending balance	$449	$242

At December 31, 2017, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2017 and 2016, we had no accrued interest related to uncertain tax positions.

Tax authorities in relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2013 through 2017 remain open to adjustment in major tax jurisdictions.

CPA:18 – Global 2017 10-K – 107

Notes to Consolidated Financial Statements

Deferred Income Taxes

Our deferred tax assets before valuation allowances were $13.7 million and $13.6 million at December 31, 2017 and 2016, respectively. Our deferred tax liabilities were $64.0 million and $42.4 million at December 31, 2017 and 2016, respectively. We determined that $13.6 million and $12.8 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes, and accordingly, a valuation allowance was established in that amount at December 31, 2017 and 2016, respectively. Our deferred tax asset, net of valuation allowance, is recorded in Other assets, net on our consolidated balance sheet. Our deferred tax assets and liabilities are primarily the result of temporary differences related to:

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

•
timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs, straight-line rent, prepaid rents, and intangible assets; and

•	tax net operating losses in foreign jurisdictions that may be realized in future periods if we generate sufficient taxable income.

At December 31, 2017 and 2016, we had net operating losses in foreign jurisdictions of approximately $25.3 million and $24.2 million, respectively. Our net operating losses will begin to expire in 2020 in certain foreign jurisdictions. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

Note 13. Property Disposition

From time to time, we may decide to sell a property. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may decide to dispose of a property due to vacancy, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet.

Property Dispositions

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues	$2,285	$737	$1,771
Operating expenses	(1,519)	(1,067)	(26)
Other income and (expenses)	8	937	(612)
Benefit from (provision for) income taxes	25	(17)	—
Loss on extinguishment of debt	—	—	(1,142)
Gain (loss) on sale of real estate, net of tax	14,209	(63)	6,659
Income from properties sold or classified as held for sale, net of income taxes (a)	$15,008	$527	$6,650
__________

(a)
For the years ended December 31, 2017 and 2016, amounts included net income attributable to noncontrolling interests of $0.7 million and net loss attributable to noncontrolling interests of $0.1 million, respectively.

CPA:18 – Global 2017 10-K – 108

Notes to Consolidated Financial Statements

2017

On October 11, 2017, we sold a student-housing property located in Reading, United Kingdom for cash proceeds of $59.5 million (based on the exchange rate of the British pound sterling at the date of sale), net of selling costs, and recorded a gain on sale of $14.2 million. This property disposition did not qualify for classification as a discontinued operation.

2015

In previous years, we entered into two domestic net lease financing transactions with subsidiaries of Crowne Group Inc., from which we acquired five industrial facilities in South Carolina, Indiana, and Michigan. In August 2015, the tenants exercised their purchase options and we sold these five industrial facilities back to the subsidiaries of Crowne Group Inc. for $35.7 million. We recognized a gain on sale of $6.7 million, which is included in Gain on sale of real estate, net of tax in our consolidated financial statements. Simultaneously, we paid off the existing mortgage loan that encumbered all of these properties and terminated the interest rate swap agreement that was in place. As a result, we recognized a $1.1 million loss on extinguishment of debt within Other income and (expenses) in our consolidated financial statements during the year ended December 31, 2015.

CPA:18 – Global 2017 10-K – 109

Notes to Consolidated Financial Statements

Note 14. Segment Reporting

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

	Years Ended December 31,
	2017	2016	2015
Net Lease
Revenues	$118,476	$109,332	$91,173
Operating expenses (a) (b)	(70,867)	(60,168)	(70,352)
Interest expense	(30,877)	(27,723)	(26,367)
Other income and (expenses), excluding interest expense	1,575	1,233	(2,022)
Benefit from income taxes	2,635	811	300
(Loss) gain on sale of real estate, net of tax	—	(63)	6,659
Net income attributable to noncontrolling interests	(1,072)	(2,765)	(2,231)
Net income (loss) attributable to CPA:18 – Global	$19,870	$20,657	$(2,840)
Self Storage
Revenues	$55,075	$48,794	$25,570
Operating expenses (c)	(44,357)	(57,807)	(43,459)
Interest expense	(12,357)	(11,013)	(5,232)
Other income and (expenses), excluding interest expense (d)	(1,125)	(231)	(94)
Provision for income taxes	(114)	(215)	(59)
Net loss attributable to CPA:18 – Global	$(2,878)	$(20,472)	$(23,274)
Multi-Family
Revenues	$24,915	$22,609	$16,369
Operating expenses	(17,666)	(17,103)	(23,728)
Interest expense	(4,727)	(3,537)	(3,779)
Other income and (expenses), excluding interest expense	(22)	6	1
Provision for income taxes	(132)	(164)	(88)
Gain on sale of real estate, net of tax	14,209	—	—
Net (income) loss attributable to noncontrolling interests	(3,562)	52	142
Net income (loss) attributable to CPA:18 – Global	$13,015	$1,863	$(11,083)
All Other
Revenues	$7,168	$3,588	$2,831
Operating expenses (e)	(12)	(2,010)	—
Net income attributable to CPA:18 – Global	$7,156	$1,578	$2,831
Corporate
Unallocated Corporate Overhead (f)	$(1,980)	$(26,124)	$(17,049)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(8,650)	$(7,586)	$(6,317)
Total Company
Revenues	$205,634	$184,323	$135,943
Operating expenses	(151,636)	(154,047)	(151,147)
Interest expense	(48,994)	(43,132)	(35,170)
Other income and (expenses), excluding interest expense	19,098	(6,860)	(5,708)
Benefit from (provision for) income taxes	1,506	(6)	97
Gain (loss) on sale of real estate, net of tax	14,209	(63)	6,659
Net income attributable to noncontrolling interests	(13,284)	(10,299)	(8,406)
Net income (loss) attributable to CPA:18 – Global	$26,533	$(30,084)	$(57,732)

CPA:18 – Global 2017 10-K – 110

Notes to Consolidated Financial Statements

	Total Assets at December 31,
	2017	2016
Net Lease (g)	$1,572,437	$1,453,148
Self Storage	398,944	410,781
Multi-Family (g)	256,875	230,509
All Other	66,929	66,936
Corporate	35,812	48,072
Total Company	$2,330,997	$2,209,446
__________

(a)
In April 2016, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $2.9 million for the year ended December 31, 2017.

(b)
As a result of financial difficulties and uncertainty regarding future rent collections from a tenant in Stavanger, Norway, we recorded bad debt expense of $1.2 million for the year ended December 31, 2017.

(c)
Includes acquisition expenses incurred in connection with self-storage transactions. We expensed acquisition-related costs and fees totaling $4.9 million and $14.2 million for the years ended December 31, 2016 and 2015, respectively. We adopted ASU 2017-01 as of January 1, 2017 (Note 2), and no acquisitions were deemed business combinations for the year ended December 31, 2017.

(d)	Includes Equity in losses of equity method investment in real estate.

(e)
Includes acquisition expenses incurred in connection with our Notes receivable transactions in the All Other category. We expensed acquisition-related costs and fees totaling $2.0 million for the year ended December 31, 2016. There were no acquisition expenses incurred for the years ended December 31, 2017 and 2015 related to Notes receivable transactions (Note 5).

(f)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(g)
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

CPA:18 – Global 2017 10-K – 111

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. The following tables present the geographic information (in thousands):

	As of and for the Year Ended December 31, 2017
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$25,166	$29,263	$81,830	$136,259	$17,600	$51,775	$69,375	$205,634
Operating expenses	(16,984)	(19,793)	(69,008)	(105,785)	(10,749)	(35,102)	(45,851)	(151,636)
Interest expense	(7,899)	(7,590)	(21,079)	(36,568)	(6,749)	(5,677)	(12,426)	(48,994)
Other income and (expenses), excluding interest expense (b)	(100)	(100)	12,401	12,201	(3,002)	9,899	6,897	19,098
Benefit from income taxes	(80)	(112)	(418)	(610)	1,645	471	2,116	1,506
Gain on sale of real estate, net of tax	—	—	—	—	—	14,209	14,209	14,209
Net income attributable to noncontrolling interests	(824)	—	(8,655)	(9,479)	614	(4,419)	(3,805)	(13,284)
Net income attributable to CPA:18 – Global	(721)	1,668	(4,929)	(3,982)	(641)	31,156	30,515	26,533
Long-lived assets (c)	240,918	199,511	599,646	1,040,075	223,702	798,674	1,022,376	2,062,451
Equity investment in real estate	—	—	—	—	—	20,919	20,919	20,919
Non-recourse debt and bonds payable	174,339	163,026	441,960	779,325	146,016	350,107	496,123	1,275,448

	As of and for the Year Ended December 31, 2016
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$25,147	$27,090	$72,287	$124,524	$17,245	$42,554	$59,799	$184,323
Operating expenses	(19,254)	(25,237)	(73,203)	(117,694)	(9,123)	(27,230)	(36,353)	(154,047)
Interest expense	(7,806)	(6,820)	(19,283)	(33,909)	(7,363)	(1,860)	(9,223)	(43,132)
Other income and (expenses), excluding interest expense (b)	—	—	4,094	4,094	(3,607)	(7,347)	(10,954)	(6,860)
Provision for income taxes	(75)	(110)	(192)	(377)	1,143	(772)	371	(6)
Loss on sale of real estate, net of tax	—	—	—	—	—	(63)	(63)	(63)
Net income attributable to noncontrolling interests	(786)	—	(7,611)	(8,397)	(817)	(1,085)	(1,902)	(10,299)
Net loss attributable to CPA:18 – Global	(2,774)	(5,077)	(23,908)	(31,759)	(2,522)	4,197	1,675	(30,084)
Long-lived assets (c)	250,827	206,540	617,960	1,075,327	219,336	658,490	877,826	1,953,153
Equity investment in real estate	—	—	—	—	—	14,694	14,694	14,694
Non-recourse debt and bonds payable	174,421	150,815	430,477	755,713	138,253	263,445	401,698	1,157,411

	For the Year Ended December 31, 2015
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$17,983	$17,039	$50,624	$85,646	$13,911	$36,386	$50,297	$135,943
Operating expenses	(18,085)	(23,565)	(67,149)	(108,799)	(13,913)	(28,435)	(42,348)	(151,147)
Interest expense	(5,611)	(3,994)	(14,009)	(23,614)	(5,980)	(5,576)	(11,556)	(35,170)
Other income and (expenses), excluding interest expense (b)	—	—	5,726	5,726	(2,778)	(8,656)	(11,434)	(5,708)
Benefit from income taxes	14	(36)	(162)	(184)	1,704	(1,423)	281	97
Gain on sale of real estate, net of tax	—	—	6,659	6,659	—	—	—	6,659
Net income attributable to noncontrolling interests	(852)	—	(6,175)	(7,027)	(399)	(980)	(1,379)	(8,406)
Net loss attributable to CPA:18 – Global	(6,551)	(10,556)	(24,486)	(41,593)	(7,455)	(8,684)	(16,139)	(57,732)
___________

(a)	All years include operations in Croatia, the Netherlands, Poland, the United Kingdom, Germany, Mauritius, Slovakia, and Canada.

(b)	Includes Equity in losses of equity method investment in real estate.

CPA:18 – Global 2017 10-K – 112

Notes to Consolidated Financial Statements

(c)
Consists of Net investments in real estate. In 2017, we reclassified certain line items in our consolidated balance sheets. As a result, Net investments in real estate as of December 31, 2016 has been revised to conform to the current period presentation (Note 2).

Note 15. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$48,480	$50,973	$53,201	$52,980
Expenses	36,976	39,130	37,103	38,427
Net income (a)	2,545	8,134	12,115	17,023
Net income attributable to noncontrolling interests	(1,925)	(2,350)	(2,294)	(6,715)
Net income attributable to CPA:18 – Global	620	5,784	9,821	10,308

Class A Common Stock
Basic and diluted income per share (b)	$0.01	$0.04	$0.07	$0.07
Basic and diluted weighted-average shares outstanding	108,457,137	109,553,769	110,507,579	111,233,869
Distributions declared per share	$0.1563	$0.1563	$0.1563	$0.1563

Class C Common Stock
Basic and diluted income per share (b)	$—	$0.04	$0.07	$0.07
Basic and diluted weighted-average shares outstanding	30,764,145	31,030,596	31,322,341	31,428,744
Distributions declared per share	$0.1380	$0.1382	$0.1384	$0.1380

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$43,798	$45,715	$47,284	$47,526
Expenses	37,483	40,030	38,093	38,441
Net loss	(456)	(7,454)	(1,850)	(10,025)
Net income attributable to noncontrolling interests	(1,741)	(2,758)	(2,231)	(3,569)
Net loss attributable to CPA:18 – Global	(2,197)	(10,212)	(4,081)	(13,594)

Class A Common Stock
Basic and diluted loss per share (b)	$(0.02)	$(0.07)	$(0.03)	$(0.10)
Basic and diluted weighted-average shares outstanding	103,972,011	105,182,645	106,279,055	107,307,860
Distributions declared per share	$0.1563	$0.1563	$0.1563	$0.1563

Class C Common Stock
Basic and diluted loss per share (b)	$(0.02)	$(0.08)	$(0.03)	$(0.10)
Basic and diluted weighted-average shares outstanding	29,757,726	29,928,571	30,205,326	30,469,385
Distributions declared per share	$0.1337	$0.1376	$0.1376	$0.1378
__________

(a)	Amount for the three months ended December 31, 2017 includes a gain on sale of $14.2 million recognized on the disposition of the student-housing property located in Reading, United Kingdom (Note 13).

CPA:18 – Global 2017 10-K – 113

Notes to Consolidated Financial Statements

(b)	The sum of the quarterly Income (loss) per share does not agree to the annual Income (loss) per share for 2017 and 2016 due to the issuances of our common stock that occurred during such periods.

CPA:18 – Global 2017 10-K – 114

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016, and 2015
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$12,817	$3,566	$(2,790)	$13,593
Allowance for uncollectible accounts	4	4,398	(3)	4,399

Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$10,196	$2,987	$(366)	$12,817
Allowance for uncollectible accounts	1	3	—	4

Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$2,236	$8,214	$(254)	$10,196
Allowance for uncollectible accounts	—	1	—	1

CPA:18 – Global 2017 10-K – 115

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Office facility in Austin, TX	$72,675	$29,215	$67,993	$—	$—	$29,215	$67,993	$97,208	$9,211	1993	Aug. 2013	40 yrs.
Retail facility in Zagreb, Croatia	7,021	—	10,828	—	(1,363)	—	9,465	9,465	1,126	2005	Dec. 2013	34 yrs.
Retail facility in Zagreb, Croatia	6,951	—	10,576	—	(1,408)	—	9,168	9,168	1,030	2006	Dec. 2013	36 yrs.
Retail facility in Zagreb, Croatia	6,818	2,264	10,676	—	(1,711)	1,973	9,256	11,229	1,137	2006	Dec. 2013	34 yrs.
Retail facility in Zadar, Croatia	7,665	4,320	10,536	—	(1,964)	3,764	9,128	12,892	1,214	2007	Dec. 2013	33 yrs.
Retail facility in Split, Croatia	3,118	—	3,161	—	(428)	—	2,733	2,733	409	2001	Dec. 2013	27 yrs.
Industrial facility in Streetsboro, OH	3,001	1,163	3,393	1,585	(535)	1,163	4,443	5,606	927	1993	Jan. 2014	21 yrs.
Warehouse facility in University Park, IL	47,164	13,748	52,135	—	—	13,748	52,135	65,883	7,487	2003	Feb. 2014	34 - 36 yrs.
Office facility in Norcross, GA	3,415	1,044	3,361	—	—	1,044	3,361	4,405	452	1999	Feb. 2014	40 yrs.
Office facility in Oslo, Norway	42,000	14,362	59,219	—	(19,326)	10,590	43,665	54,255	4,212	2013	Feb. 2014	40 yrs.
Office facility in Warsaw, Poland	63,637	—	112,676	—	(14,427)	—	98,249	98,249	9,283	2008	Mar. 2014	40 yrs.
Industrial facility in Columbus, GA	4,633	448	5,841	—	—	448	5,841	6,289	783	1995	Apr. 2014	30 yrs.
Office facility in Farmington Hills, MI	6,990	2,251	3,390	672	47	2,251	4,109	6,360	530	2001	May 2014	40 yrs.
Industrial facility in Surprise, AZ	2,217	298	2,347	1,699	—	298	4,046	4,344	446	1998	May 2014	35 yrs.
Industrial facility in Temple, GA	6,412	381	6,469	—	—	381	6,469	6,850	804	2007	May 2014	33 yrs.
Land in Houston, TX	1,180	1,675	—	—	—	1,675	—	1,675	—	N/A	May 2014	N/A
Land in Chicago, IL	1,826	3,036	—	—	—	3,036	—	3,036	—	N/A	May 2014	N/A
Warehouse facility in Jonesville, SC	27,892	2,995	14,644	19,389	—	2,995	34,033	37,028	4,303	1997	Jun. 2014	28 yrs.
Industrial facility in Ayr, United Kingdom	2,684	1,150	3,228	—	(840)	929	2,609	3,538	464	1950	Aug. 2014	15 - 32 yrs.
Industrial facility in Bathgate, United Kingdom	1,737	627	1,852	355	(483)	507	1,844	2,351	251	2009	Aug. 2014	20 - 35 yrs.
Industrial facility in Dundee, United Kingdom	1,685	384	2,305	—	(517)	310	1,862	2,172	290	2008	Aug. 2014	22 yrs.
Industrial facility in Dunfermline, United Kingdom	955	294	808	—	(211)	238	653	891	141	1990	Aug. 2014	13 - 35 yrs.
Industrial facility in Invergordon, United Kingdom	499	261	549	—	(238)	127	445	572	72	2006	Aug. 2014	22 yrs.
Industrial facility in Livingston, United Kingdom	2,123	447	3,015	—	(665)	361	2,436	2,797	296	2008	Aug. 2014	29 yrs.
Industrial facility in Livingston, United Kingdom	2,388	—	3,360	—	(576)	—	2,784	2,784	395	1997	Sep. 2014	24 yrs.
CPA:18 – Global 2017 10-K – 116

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Warstein, Germany	12,302	281	15,671	—	(872)	266	14,814	15,080	1,261	2011	Sep. 2014	40 yrs.
Warehouse facility in Albany, GA	6,259	1,141	5,997	—	—	1,141	5,997	7,138	1,786	1977	Oct. 2014	14 yrs.
Office facility in Stavanger, Norway	43,438	8,276	80,475	—	(17,454)	6,699	64,598	71,297	5,192	2012	Oct. 2014	40 yrs.
Office facility in Eagan, MN	9,652	1,189	11,279	—	—	1,189	11,279	12,468	955	2013	Nov. 2014	40 yrs.
Office facility in Plymouth, MN	27,528	3,990	30,320	—	—	3,990	30,320	34,310	2,556	1982	Nov. 2014	40 yrs.
Industrial facility in Dallas, TX	1,595	512	1,283	2	—	512	1,285	1,797	197	1990	Nov. 2014	26 yrs.
Industrial facility in Dallas, TX	751	509	340	2	—	509	342	851	97	1990	Nov. 2014	20 yrs.
Industrial facility in Dallas, TX	267	128	204	2	—	128	206	334	43	1990	Nov. 2014	21 yrs.
Industrial facility in Dallas, TX	1,156	360	1,120	1	—	360	1,121	1,481	148	1990	Nov. 2014	29 yrs.
Industrial facility in Fort Worth, TX	1,171	809	671	1	—	809	672	1,481	129	2008	Nov. 2014	30 yrs.
Industrial facility in Dunfermline, United Kingdom	4,517	1,162	5,631	6	(936)	1,002	4,861	5,863	648	2000	Nov. 2014	23 - 31 yrs.
Industrial facility in Durham, United Kingdom	1,463	207	2,108	—	(319)	178	1,818	1,996	174	1998	Nov. 2014	35 yrs.
Industrial and warehouse facility in Byron Center, MI	7,372	625	1,005	9,515	—	625	10,520	11,145	636	2015	Nov. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	39,802	2,247	27,150	—	(4,080)	1,567	23,750	25,317	1,827	1960	Dec. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	—	2,246	27,135	—	1,782	2,750	28,413	31,163	2,190	1960	Dec. 2014	40 yrs.
Industrial facility in Edinburgh, United Kingdom	2,562	938	2,842	—	(520)	809	2,451	3,260	242	1985	Dec. 2014	35 yrs.
Hotel in Albion, Mauritius	28,628	4,047	54,927	243	(905)	3,988	54,324	58,312	5,221	2007	Dec. 2014	40 yrs.
Office facility in Eindhoven, Netherlands	56,502	7,797	15,634	77,820	7,880	8,678	100,453	109,131	1,574	2017	Mar. 2015	40 yrs.
Industrial facility in Aberdeen, United Kingdom	4,082	1,560	4,446	142	(584)	1,410	4,154	5,564	315	1990	Mar. 2015	40 yrs.
Warehouse facility in Freetown, MA	3,185	1,149	2,219	—	—	1,149	2,219	3,368	588	2002	Apr. 2015	28 yrs.
Office facility in Plano, TX	21,838	3,180	26,926	—	—	3,180	26,926	30,106	1,891	2001	Apr. 2015	40 yrs.
Hotel in Munich, Germany	—	8,497	41,883	16,995	278	7,069	60,584	67,653	341	2017	May. 2015	40 yrs.
Warehouse facility in Plymouth, MN	10,425	2,537	9,731	1,019	—	2,537	10,750	13,287	1,058	1975	May 2015	32 yrs.
Retail facility in Oslo, Norway	60,577	61,607	34,183	213	(7,771)	56,600	31,632	88,232	3,671	1971	May 2015	30 yrs.
Hotel in Hamburg, Germany	17,939	5,423	1,826	21,248	1,420	5,921	23,996	29,917	302	2017	Jun. 2015	40 yrs.
Office facility in Jacksonville, FL	10,547	1,688	10,082	—	—	1,688	10,082	11,770	711	2001	Jul. 2015	40 yrs.
Office facility in Utrecht, Netherlands	31,342	5,645	29,896	—	3,198	6,153	32,586	38,739	1,985	1987	Jul. 2015	40 yrs.
Office facility in Warrenville, IL	22,536	2,222	25,449	1,168	—	2,222	26,617	28,839	1,705	2001	Sep. 2015	40 yrs.
Office facility in Coralville, IA	34,539	1,937	31,093	5,048	—	1,937	36,141	38,078	2,086	2015	Oct. 2015	40 yrs.

CPA:18 – Global 2017 10-K – 117

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Michalovce, Slovakia	14,829	1,055	10,808	13,613	1,651	1,468	25,659	27,127	1,204	2006	Oct. 2015	40 yrs.
Hotel in Stuttgart, Germany	19,566	—	25,717	1,169	2,704	—	29,590	29,590	1,700	1965	Dec. 2015	35 yrs.
Warehouse facility in Iowa City, IA	6,116	913	5,785	—	—	913	5,785	6,698	190	2001	Mar. 2017	28 yrs.
	$829,172	$214,240	$936,198	$171,907	$(59,173)	$202,500	$1,060,672	$1,263,172	$87,886

CPA:18 – Global 2017 10-K – 118

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facility in Columbus, GA	$2,693	$488	$2,947	$—	$1,117	$4,552	1965	Apr. 2014
Industrial facility in Houston, TX	1,209	—	1,573	—	143	1,716	1973	May 2014
Warehouse facility in Chicago, IL	5,915	—	8,564	54	1,216	9,834	1942	May 2014
Industrial facility in Menomonee Falls, WI	13,866	1,680	22,104	—	71	23,855	1974	Dec. 2015
	$23,683	$2,168	$35,188	$54	$2,547	$39,957

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Operating Real Estate – Multi-Family Facilities
Tucker, GA	$17,566	$4,288	$15,201	$237	$1,151	$—	$4,288	$15,510	$1,079	$20,877	$1,739	2002	Oct. 2014	40 yrs.
Atlanta, GA	17,376	4,513	16,404	780	1,326	(1,006)	4,513	15,833	1,671	22,017	2,301	1990	Oct. 2014	38 yrs.
Fort Myers, FL	25,085	6,203	19,688	614	3,268	—	6,203	22,810	760	29,773	2,767	1988	Jan. 2015	34 yrs.
Durham, NC	28,193	6,697	25,823	935	2,670	(897)	6,717	26,284	2,227	35,228	2,902	1987	Jan. 2015	37 yrs.
San Antonio, TX	29,607	3,788	36,333	588	1,257	—	3,813	37,164	989	41,966	2,829	2007	Jun. 2015	40 yrs.
Fort Walton Beach, FL	24,001	3,037	20,975	598	1,090	—	3,037	21,491	1,172	25,700	1,821	1990	Jul. 2015	40 yrs.

Operating Real Estate – Self-Storage Facilities
Kissimmee, FL	6,860	3,306	7,190	—	67	5	3,306	7,237	25	10,568	841	2005	Jan. 2014	38 yrs.
St. Petersburg, FL	7,350	3,258	7,128	—	25	5	3,258	7,149	9	10,416	779	2007	Jan. 2014	40 yrs.
Corpus Christi, TX	2,708	340	3,428	—	206	4	340	3,587	51	3,978	517	1998	Jul. 2014	28 yrs.
Kailua-Kona, HI	3,746	1,356	3,699	—	261	13	1,356	3,935	38	5,329	476	1991	Jul. 2014	32 yrs.
Miami, FL	3,015	1,915	1,894	—	61	7	1,915	1,945	17	3,877	243	1986	Aug. 2014	33 yrs.
Palm Desert, CA	6,847	669	8,899	—	27	4	669	8,911	19	9,599	821	2006	Aug. 2014	40 yrs.
Columbia, SC	3,037	1,065	2,742	—	204	15	1,065	2,874	87	4,026	419	1988	Sep. 2014	27 - 30 yrs.
Kailua-Kona, HI	3,503	2,263	2,704	—	70	4	2,263	2,744	34	5,041	328	2004	Oct. 2014	32 yrs.
Pompano Beach, FL	2,992	700	3,436	—	546	2	700	3,936	48	4,684	531	1992	Oct. 2014	28 yrs.
Jensen Beach, FL	5,525	1,596	5,963	—	86	—	1,596	6,004	45	7,645	599	1989	Nov. 2014	37 yrs.
Dickinson, TX	6,405	1,680	7,165	—	119	2	1,680	7,217	69	8,966	776	2001	Dec. 2014	35 yrs.
Humble, TX	5,014	341	6,582	—	12	3	341	6,582	15	6,938	580	2009	Dec. 2014	39 yrs.

CPA:18 – Global 2017 10-K – 119

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Temecula, CA	6,469	449	8,574	—	17	(6)	449	8,567	18	9,034	768	2006	Dec. 2014	37 yrs.
Cumming, GA	2,835	300	3,531	—	51	—	300	3,562	20	3,882	479	1994	Dec. 2014	27 yrs.
Naples, FL	10,614	3,073	10,677	—	1,256	19	3,073	11,835	117	15,025	1,416	1974	Jan. 2015	31 yrs.
Valrico, FL	5,951	695	7,558	—	23	(200)	695	7,358	23	8,076	518	2009	Jan. 2015	40 yrs.
Tallahassee, FL	4,873	1,796	4,782	—	80	2	1,796	4,833	31	6,660	476	1999	Feb. 2015	24 yrs.
Sebastian, FL	1,903	474	2,031	—	114	—	474	2,097	48	2,619	367	1986	Feb. 2015	20 yrs.
Lady Lake, FL	3,907	522	4,809	—	137	—	522	4,946	—	5,468	402	2010	Feb. 2015	40 yrs.
Panama City Beach, FL	2,594	706	2,864	—	15	5	706	2,864	20	3,590	292	1997	Mar. 2015	36 yrs.
Hesperia, CA	3,723	779	5,504	—	87	—	779	5,540	51	6,370	726	2004	Apr. 2015	27 yrs.
Hesperia, CA	400	335	1,999	—	57	—	335	2,054	2	2,391	273	2007	Apr. 2015	28 yrs.
Hesperia, CA	2,074	384	3,042	—	72	—	384	3,078	36	3,498	526	1985	Apr. 2015	20 yrs.
Highland, CA	2,574	1,056	3,366	—	24	—	1,056	3,390	—	4,446	328	2003	Apr. 2015	36 yrs.
Lancaster, CA	1,999	217	4,355	—	54	—	217	4,375	34	4,626	454	1989	Apr. 2015	31 yrs.
Rialto, CA	2,374	1,905	3,642	—	54	—	1,905	3,669	27	5,601	407	2007	Apr. 2015	30 yrs.
Thousand Palms, CA	3,248	1,115	5,802	—	97	1	1,115	5,876	24	7,015	644	2007	Apr. 2015	31 yrs.
Louisville, KY	6,576	2,973	6,056	—	131	—	2,973	6,129	58	9,160	686	1998	Apr. 2015	32 yrs.
Lilburn, GA	2,324	1,499	1,658	—	78	—	1,499	1,701	35	3,235	371	1998	Apr. 2015	18 yrs.
Stockbridge GA	1,613	170	1,997	—	173	—	170	2,146	24	2,340	287	2003	Apr. 2015	34 yrs.
Crystal Lake, IL	2,620	811	2,723	—	7	—	811	2,728	2	3,541	376	1977	May 2015	24 yrs.
Las Vegas, NV	6,341	450	8,382	—	93	—	450	8,438	37	8,925	643	1996	May 2015	38 yrs.
Panama City Beach, FL	6,110	347	8,233	5	5	1	347	8,233	11	8,591	568	2008	May 2015	40 yrs.
Sarasota, FL	5,136	835	6,193	—	34	—	835	6,220	7	7,062	463	2003	Jun. 2015	40 yrs.
Sarasota, FL	3,755	465	4,576	—	68	—	465	4,627	17	5,109	336	2001	Jun. 2015	39 yrs.
St. Peters, MO	2,288	199	2,888	—	43	—	199	2,927	4	3,130	238	1991	Jun. 2015	35 yrs.
Leesburg, FL	2,376	731	2,480	—	39	—	731	2,508	11	3,250	330	1988	Jul. 2015	23 yrs.
Palm Bay, FL	7,058	2,179	7,367	—	23	—	2,179	7,382	8	9,569	676	2000	Jul. 2015	34 yrs.
Houston, TX	4,571	1,067	4,965	—	434	—	1,067	5,396	3	6,466	581	1971	Aug. 2015	27 yrs.
Ithaca, NY	2,256	454	2,211	—	30	—	454	2,240	1	2,695	237	1988	Sep. 2015	26 yrs.
Las Vegas, NV	2,327	783	2,417	—	50	—	783	2,465	2	3,250	441	1984	Sep. 2015	14 yrs.
Las Vegas, NV	2,197	664	2,762	1	472	—	664	3,201	34	3,899	429	1987	Sep. 2015	17 yrs.
Hudson, FL	3,212	364	4,188	—	5	—	364	4,192	1	4,557	273	2008	Sep. 2015	40 yrs.

CPA:18 – Global 2017 10-K – 120

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Kissimmee, FL	5,566	407	8,027	—	62	—	407	8,087	2	8,496	468	2015	Oct. 2015	40 yrs.
El Paso, TX	3,681	1,275	3,339	—	53	—	1,275	3,385	7	4,667	247	1983	Oct. 2015	35 yrs.
El Paso, TX	2,527	921	2,764	—	1	—	921	2,764	1	3,686	220	1980	Oct. 2015	35 yrs.
El Paso, TX	3,589	594	4,154	—	—	—	594	4,154	—	4,748	291	1980	Oct. 2015	35 yrs.
El Paso, TX	3,606	594	3,868	—	—	—	594	3,868	—	4,462	288	1986	Oct. 2015	35 yrs.
El Paso, TX	1,419	337	2,024	—	4	—	337	2,027	1	2,365	146	1985	Oct. 2015	35 yrs.
El Paso, TX	3,695	782	3,825	—	21	—	782	3,836	10	4,628	349	1980	Oct. 2015	35 yrs.
Fernandina Beach, FL	7,208	1,785	7,133	—	15	—	1,785	7,133	15	8,933	501	1986	Oct. 2015	25 yrs.
Kissimmee, FL	3,417	1,371	3,020	3	41	—	1,371	3,035	29	4,435	328	1981	Oct. 2015	24 yrs.
Houston, TX	2,737	817	3,438	—	34	—	817	3,455	17	4,289	291	1998	Oct. 2015	30 yrs.
Houston, TX	2,935	708	3,778	—	53	—	708	3,823	8	4,539	325	2001	Nov. 2015	30 yrs.
Greensboro, NC	4,024	716	4,108	—	1,092	—	716	5,181	19	5,916	502	1953	Dec. 2015	20 yrs.
Portland, OR	6,329	897	8,831	—	65	—	897	8,875	21	9,793	470	2000	Dec. 2015	40 yrs.
Kissimmee, FL	3,972	1,094	4,298	—	12	—	1,094	4,299	11	5,404	336	2000	Jan. 2016	32 yrs.
Avondale, LA	3,405	808	4,245	—	—	(11)	808	4,234	—	5,042	251	2008	Jan. 2016	40 yrs.
Gilroy, California	5,977	2,704	7,451	—	29	—	2,704	7,475	5	10,184	528	1999	Feb. 2016	35 yrs.
Washington, D.C.	7,178	3,185	8,177	—	16	—	3,185	8,193	—	11,378	422	1962	Apr. 2016	34 yrs.
Milford, MA	5,668	751	6,290	—	—	—	751	6,290	—	7,041	345	2003	Apr. 2016	37 yrs.
Millsboro, DE	5,665	807	5,152	—	—	—	807	5,152	—	5,959	294	2001	Apr. 2016	35 yrs.
New Castle, DE	4,832	994	5,673	—	13	—	994	5,681	5	6,680	274	2005	Apr. 2016	38 yrs.
Rehoboth, DE	8,784	1,229	9,945	—	11	—	1,229	9,953	3	11,185	531	1999	Apr. 2016	38 yrs.
Chicago, IL	1,955	796	2,112	—	43	—	796	2,128	27	2,951	99	1990	Nov. 2016	25 yrs.
	$413,297	$98,384	$448,538	$3,761	$17,834	$(2,028)	$98,429	$458,818	$9,242	$566,489	$43,786
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

(c)
Excludes (i) gross lease intangible assets of $310.5 million and the related accumulated amortization of $120.4 million, (ii) gross lease intangible liabilities of $15.6 million and the related accumulated amortization of $4.6 million, and (iii) real estate under construction of $134.4 million.

(d)	A reconciliation of real estate and accumulated depreciation follows:

CPA:18 – Global 2017 10-K – 121

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$990,810	$986,574	$743,735
Reclassification from real estate under construction	197,232	14,775	17,188
Foreign currency translation adjustment	67,356	(12,392)	(67,273)
Additions	6,396	—	291,431
Improvements	1,378	1,853	2,327
Dispositions	—	—	(834)
Ending balance	$1,263,172	$990,810	$986,574

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$55,980	$31,467	$10,875
Depreciation expense	28,243	25,483	21,617
Foreign currency translation adjustment	3,663	(970)	(1,025)
Ending balance	$87,886	$55,980	$31,467

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$606,558	$490,852	$133,596
Dispositions	(50,394)	—	—
Improvements	4,189	6,029	5,892
Foreign currency translation adjustment	3,210	(758)	—
Reclassification from real estate under construction	2,926	44,724	—
Additions	—	65,711	351,364
Ending balance	$566,489	$606,558	$490,852

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$26,937	$10,727	$939
Depreciation expense	17,419	16,210	9,788
Dispositions	(602)	—	—
Foreign currency translation adjustment	32	—	—
Ending balance	$43,786	$26,937	$10,727

At December 31, 2017, the aggregate cost of real estate we and our consolidated subsidiaries own for federal income tax purposes was $2.2 billion.

CPA:18 – Global 2017 10-K – 122

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2017
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Financing agreement — Cipriani	10.0%	Jul. 2024	$30,500	$28,000
Financing agreement — Mills Fleet (a)	11.3%	Oct. 2018	38,500	38,500
__________

(a)	Interest rate is based on the one-month LIBOR plus 10% (Note 5).

CPA:18 – Global 2017 10-K – 123

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2017	2016	2015
Balance	$66,500	$28,000	$28,000
Additions (a)	—	38,500	—
Ending balance	$66,500	$66,500	$28,000

__________

(a)	Amount for 2016 represents a mezzanine loan acquisition (Note 5).

CPA:18 – Global 2017 10-K – 124

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2017 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

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

CPA:18 – Global 2017 10-K – 125

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CPA:18 – Global 2017 10-K – 126

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-A filed on June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3D filed on May 4, 2015

10.1	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey Inc.’s Annual Report on Form 10-K filed on March 2, 2015 (File No. 001-13779)

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed on March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed on June 20, 2013

10.5
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.
Incorporated by reference to Exhibit 10.21 to W. P. Carey Inc.’s Annual Report on Form 10-K filed on February 23, 2018 (File No. 001-13779)

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

CPA:18 – Global 2017 10-K – 127

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016, and 2015 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith

CPA:18 – Global 2017 10-K – 128

Item 16. Form 10-K Summary.

None.

CPA:18 – Global 2017 10-K – 129

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	March 9, 2018
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer

Date:	March 9, 2018
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer	March 9, 2018
Jason E. Fox	(Principal Executive Officer)

/s/ Mallika Sinha	Chief Financial Officer	March 9, 2018
Mallika Sinha	(Principal Financial Officer)

/s/ Kristin Sabia	Chief Accounting Officer	March 9, 2018
Kristin Sabia	(Principal Accounting Officer)

/s/ Elizabeth P. Munson	Chairman of the Board and Director	March 9, 2018
Elizabeth P. Munson

/s/ Marshall E. Blume	Director	March 9, 2018
Marshall E. Blume

/s/ Richard J. Pinola	Director	March 9, 2018
Richard J. Pinola

CPA:18 – Global 2017 10-K – 130

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-11 (File No. 333-185111) filed on March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-A filed on June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3D filed on May 4, 2015

10.1	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey Inc.’s Annual Report on Form 10-K filed on March 2, 2015 (File No. 001-13779)

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed on March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed on June 20, 2013

10.5
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.
Incorporated by reference to Exhibit 10.21 to W. P. Carey Inc.’s Annual Report on Form 10-K filed on February 23, 2018 (File No. 001-13779)

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

101
The following materials from Corporate Property Associates 18 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016, and 2015 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith