Form 10-Q
period 2018-03-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2018-05-15
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Registrant has 113,211,400 shares of Class A common stock, $0.001 par value, and 31,680,530 shares of Class C common stock, $0.001 par value, outstanding at May 11, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws.

These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: tenant credit quality; the general economic outlook; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume; our expectations about tenant bankruptcies and interest coverage; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the impact of recently issued accounting pronouncements, the recently adopted Tax Cuts and Jobs Act in the United States, and other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our future capital expenditure levels; our future financing transactions; and our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations, or MFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 12, 2018, or the 2017 Annual Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA:18 – Global 3/31/2018 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,318,752	$1,263,172
Operating real estate — Land, buildings and improvements	567,928	566,489
Real estate under construction	144,039	134,366
Net investments in direct financing leases	40,482	39,957
In-place lease intangible assets	277,325	274,723
Other intangible assets	36,715	35,811
Investments in real estate	2,385,241	2,314,518
Accumulated depreciation and amortization	(270,478)	(252,067)
Net investments in real estate	2,114,763	2,062,451
Notes receivable	63,954	66,500
Equity investment in real estate	20,179	20,919
Cash and cash equivalents	123,604	71,068
Other assets, net	81,637	83,975
Goodwill	28,724	26,084
Total assets	$2,432,861	$2,330,997
Liabilities and Equity
Debt:
Non-recourse mortgages, net	$1,215,653	$1,129,432
Bonds payable, net	152,783	146,016
Debt, net	1,368,436	1,275,448
Accounts payable, accrued expenses and other liabilities	92,113	84,051
Due to affiliates	8,681	13,767
Deferred income taxes	62,595	63,980
Distributions payable	21,834	21,686
Total liabilities	1,553,659	1,458,932
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 112,099,561 and 111,193,651 shares, respectively, issued and outstanding	111	110
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 31,368,773 and 31,189,137 shares, respectively, issued and outstanding	31	31
Additional paid-in capital	1,266,999	1,257,840
Distributions and accumulated losses	(431,512)	(420,005)
Accumulated other comprehensive loss	(23,911)	(33,212)
Total stockholders’ equity	811,718	804,764
Noncontrolling interests	67,484	67,301
Total equity	879,202	872,065
Total liabilities and equity	$2,432,861	$2,330,997

See Notes to Consolidated Financial Statements.

CPA:18 – Global 3/31/2018 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Lease revenues:
Rental income	$28,557	$23,360
Interest income from direct financing leases	918	974
Total lease revenues	29,475	24,334
Other real estate income	19,663	19,380
Other operating income	3,517	3,017
Other interest income	1,780	1,749
	54,435	48,480
Operating Expenses
Depreciation and amortization	17,632	18,952
Property expenses	9,834	8,209
Other real estate expenses	8,159	8,033
General and administrative	1,645	1,729
Acquisition and other expenses	—	53
	37,270	36,976
Other Income and Expenses
Interest expense	(12,930)	(11,452)
Other gains and (losses)	7,992	2,662
Equity in losses of equity method investment in real estate	(324)	(99)
	(5,262)	(8,889)
Income before income taxes	11,903	2,615
Benefit from (provision for) income taxes	415	(70)
Net Income	12,318	2,545
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,905 and $1,675, respectively)	(1,991)	(1,925)
Net Income Attributable to CPA:18 – Global	$10,327	$620
Class A Common Stock
Net income attributable to CPA:18 – Global	$8,110	$579
Basic and diluted weighted-average shares outstanding	112,113,960	108,457,137
Basic and diluted income per share	$0.07	$0.01
Distributions Declared Per Share	$0.1563	$0.1563

Class C Common Stock
Net income attributable to CPA:18 – Global	$2,217	$41
Basic and diluted weighted-average shares outstanding	31,441,399	30,764,145
Basic and diluted income per share	$0.07	$—
Distributions Declared Per Share	$0.1375	$0.1380

See Notes to Consolidated Financial Statements.

CPA:18 – Global 3/31/2018 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$12,318	$2,545
Other Comprehensive Income
Foreign currency translation adjustments	11,577	4,155
Realized and unrealized loss on derivative instruments	(659)	(457)
	10,918	3,698
Comprehensive Income	23,236	6,243

Amounts Attributable to Noncontrolling Interests
Net income	(1,991)	(1,925)
Foreign currency translation adjustments	(1,617)	(529)
Comprehensive income attributable to noncontrolling interests	(3,608)	(2,454)
Comprehensive Income Attributable to CPA:18 – Global	$19,628	$3,789

See Notes to Consolidated Financial Statements.

CPA:18 – Global 3/31/2018 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2018 and 2017
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2018	111,193,651	$110	31,189,137	$31	$1,257,840	$(420,005)	$(33,212)	$804,764	$67,301	$872,065
Shares issued	1,003,893	1	313,417	—	11,011			11,012		11,012
Shares issued to affiliate	345,221	—			2,886			2,886		2,886
Contributions from noncontrolling interests								—	171	171
Distributions to noncontrolling interests								—	(3,596)	(3,596)
Distributions declared ($0.1563 and $0.1375 per share to Class A and Class C, respectively)						(21,834)		(21,834)		(21,834)
Net income						10,327		10,327	1,991	12,318
Other comprehensive income:
Foreign currency translation adjustments							9,960	9,960	1,617	11,577
Realized and unrealized loss on derivative instruments							(659)	(659)		(659)
Repurchase of shares	(443,204)	—	(133,781)	—	(4,738)			(4,738)		(4,738)
Balance at March 31, 2018	112,099,561	$111	31,368,773	$31	$1,266,999	$(431,512)	$(23,911)	$811,718	$67,484	$879,202

Balance at January 1, 2017	107,460,081	$107	30,469,144	$30	$1,222,139	$(360,673)	$(61,704)	$799,899	$66,005	$865,904
Shares issued	1,063,682	1	343,249	—	11,135			11,136		11,136
Shares issued to affiliate	338,062	—			2,670			2,670		2,670
Contributions from noncontrolling interests								—	840	840
Distributions to noncontrolling interests								—	(4,484)	(4,484)
Distributions declared ($0.1563 and $0.1380 per share to Class A and Class C, respectively)						(21,214)		(21,214)		(21,214)
Net income						620		620	1,925	2,545
Other comprehensive income:
Foreign currency translation adjustments							3,626	3,626	529	4,155
Realized and unrealized loss on derivative instruments							(457)	(457)		(457)
Repurchase of shares	(288,273)	—	(55,821)	—	(2,704)			(2,704)		(2,704)
Balance at March 31, 2017	108,573,552	$108	30,756,572	$30	$1,233,240	$(381,267)	$(58,535)	$793,576	$64,815	$858,391

See Notes to Consolidated Financial Statements.

CPA:18 – Global 3/31/2018 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$26,729	$19,055
Cash Flows — Investing Activities
Funding and advances for build-to-suit projects	(24,103)	(16,765)
Acquisitions of real estate and direct financing leases	(8,785)	(9,860)
Proceeds from insurance settlements	4,972	—
Capital expenditures on real estate	(4,271)	(1,067)
Proceeds from repayment of notes receivable	2,546	—
Value added taxes paid in connection with acquisitions of real estate	(2,282)	(1,185)
Payment of deferred acquisition fees to an affiliate	(1,683)	(1,565)
Value added taxes refunded in connection with the acquisitions of real estate	1,166	1,033
Proceeds from sale of real estate	771	—
Capital contributions to equity investment	(3)	(5,591)
Net Cash Used in Investing Activities	(31,672)	(35,000)
Cash Flows — Financing Activities
Proceeds from mortgage financing	77,920	19,846
Distributions paid	(21,686)	(20,995)
Proceeds from issuance of shares	10,486	10,578
Repurchase of shares	(4,738)	(2,704)
Scheduled payments and prepayments of mortgage principal	(4,489)	(1,520)
Distributions to noncontrolling interests	(3,596)	(4,484)
Payment of deferred financing costs and mortgage deposits	(728)	(264)
Other financing activities, net	498	(55)
Contributions from noncontrolling interests	171	62
Net Cash Provided by Financing Activities	53,838	464
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,407	532
Net increase (decrease) in cash and cash equivalents and restricted cash	50,302	(14,949)
Cash and cash equivalents and restricted cash, beginning of period	90,183	93,741
Cash and cash equivalents and restricted cash, end of period	$140,485	$78,792

See Notes to Consolidated Financial Statements.

CPA:18 – Global 3/31/2018 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Organization

Corporate Property Associates 18 – Global Incorporated, or CPA:18 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies and other real estate related assets, both domestically and internationally. We were formed in 2012 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively, our Advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership, or the Operating Partnership, and at March 31, 2018 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At March 31, 2018, our portfolio was comprised of full or partial ownership interests in 59 properties, substantially all of which were fully-occupied and triple-net leased to 100 tenants totaling 10.2 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 69 self-storage properties and 11 multi-family properties totaling 6.7 million square feet.

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

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through March 31, 2018, $125.2 million and $34.4 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan, or DRIP.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, which are included in the 2017 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

CPA:18 – Global 3/31/2018 10-Q – 7

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

At March 31, 2018, we considered 13 entities to be VIEs, 12 of which we consolidated as we are considered the primary beneficiary. At December 31, 2017, we considered 12 entities to be VIEs, 11 of which we consolidated. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2018	December 31, 2017
Real estate — Land, buildings and improvements	$381,827	$373,954
Real estate under construction	132,343	107,732
In-place lease intangible assets	90,239	88,617
Other intangible assets	18,533	18,040
Accumulated depreciation and amortization	(59,593)	(54,592)
Cash and cash equivalents	5,050	5,030
Other assets, net	33,910	33,219
Total assets	602,309	572,000

Non-recourse mortgages, net	$247,621	$218,267
Bonds payable, net	63,297	60,577
Accounts payable, accrued expenses and other liabilities	26,468	23,509
Deferred income taxes	23,715	23,349
Total liabilities	361,101	325,702

At both March 31, 2018 and December 31, 2017, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of March 31, 2018 and December 31, 2017, the net carrying amount of this equity investment was $20.2 million and $20.9 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

CPA:18 – Global 3/31/2018 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

At times, the carrying value of our equity investment may fall below zero for certain investments. We intend to fund our share of the jointly owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund the operating deficits. At both March 31, 2018 and December 31, 2017, our sole equity investment did not have a carrying value below zero.

Accounting Policy Update

Distributions from Equity Method Investments — We classify distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Restricted Cash — In connection with our adoption of Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as described below, we revised our consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements, and real estate taxes. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$123,604	$71,068
Restricted cash (a)	16,881	19,115
Total cash and cash equivalents and restricted cash	$140,485	$90,183
__________

(a)	Restricted cash is included within Other assets, net on our consolidated balance sheets.

Recent Accounting Pronouncements

Pronouncements Adopted as of March 31, 2018

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective transition method applied to any contracts not completed as of that date. There were no changes to the prior period presentations of revenue. Results of operations for reporting periods beginning January 1, 2018 are presented under Topic 606. The adoption of Topic 606 did not have a material impact on our consolidated financial statements.

Revenue is recognized when, or as, control of promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

CPA:18 – Global 3/31/2018 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires all equity investments (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in the fair value recognized through net income. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. See Restricted Cash above for additional information.

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies the scope and application of Accounting Standards Codification, or ASC, 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. Nonfinancial assets within the scope of this Subtopic include the sale of land, buildings and intangible assets. ASU 2017-05 further clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. We adopted this guidance for our interim and annual periods beginning January 1, 2018 and applied the modified retrospective transition method (applicable to any contracts not completed as of that date). The adoption of ASU 2017-05 did not have a material impact on our consolidated financial statements.

Pronouncements to be Adopted after March 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. Early application will be permitted for all entities. The new standard must be adopted using the modified retrospective transition method and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. The ASU is expected to impact our consolidated financial statements as we have certain land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

CPA:18 – Global 3/31/2018 10-Q – 10

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates (which excludes the annual distribution and shareholder servicing fee that impacts equity as further disclosed below the tables), in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended March 31,
	2018	2017
Amounts Included in the Consolidated Statements of Income
Asset management fees	$2,874	$2,709
Available Cash Distributions	1,905	1,675
Personnel and overhead reimbursements	717	782
Interest expense on deferred acquisition fees, interfund loan, and accretion of interest on annual distribution and shareholder servicing fee (a)	(62)	301
Director compensation	40	53
	$5,474	$5,520

Advisor Fees Capitalized
Current acquisition fees	$721	$1,393
Deferred acquisition fees	577	1,114
Capitalized personnel and overhead reimbursements	112	182
	$1,410	$2,689
__________

(a)
For the three months ended March 31, 2018, interest on the annual distribution and shareholder servicing fee is excluded as it is paid directly to selected dealers rather than through Carey Financial LLC, or Carey Financial, as discussed further below.

CPA:18 – Global 3/31/2018 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	March 31, 2018	December 31, 2017
Due to Affiliates
Deferred acquisition fees, including accrued interest	$4,445	$6,693
Accounts payable and other	3,253	6,102
Asset management fees payable	960	972
Current acquisition fees	23	—
	$8,681	$13,767

Loans from WPC

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

As of March 31, 2018 and December 31, 2017, we have no loans outstanding to WPC.

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, per Class A share, which was $8.36 as of December 31, 2017. For the three months ended March 31, 2018 and the year ended December 31, 2017, our Advisor received its asset management fees in shares of our Class A common stock. At March 31, 2018, our Advisor owned 3,961,878 shares, or 2.8%, of our Class A common stock outstanding. Asset management fees are included in Property expenses in the consolidated financial statements.

Annual Distribution and Shareholder Servicing Fee

Carey Financial, the wholly-owned subsidiary of our Advisor that was a registered broker-dealer, received an annual distribution and shareholder servicing fee from us in connection with our Class C common stock, which it may have re-allowed to selected dealers. The amount of the annual distribution and shareholder servicing fee is 1.0% of the most recently published NAV of our Class C common stock. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources (including the annual distribution and shareholder servicing fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by WPC and its affiliates) reaches 10.0% of the gross proceeds from our initial public offering, which it had not yet reached as of March 31, 2018. Beginning with the payment for the third quarter of 2017 (paid during the first month of the fourth quarter) the annual distribution and shareholder servicing fees are paid directly to selected dealers rather than through Carey Financial. There is no change in the amount of the distribution and shareholder servicing fees that we incur. At March 31, 2018 and December 31, 2017, we recorded a liability of $5.2 million and $5.7 million, respectively, within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CPA:18 – Global 3/31/2018 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended March 31, 2018 and December 31, 2017. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year. During the year ended December 31, 2017, we overpaid acquisition fees to our Advisor totaling $0.7 million, and as a result, we recorded a reimbursement receivable from our Advisor for this amount and included it in Other assets, net in our consolidated financial statements. This amount was paid to us during the period ended March 31, 2018.

In addition, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors.

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

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% and 2.0% for 2018 and 2017, respectively, of pro rata lease revenues for each year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

Excess Operating Expenses

Our Advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the “2%/25% guidelines” (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any 12-month period, subject to certain conditions. For the most recent trailing four quarters, our operating expenses were below this threshold.

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

CPA:18 – Global 3/31/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Available Cash Distributions are included in Net income attributable to noncontrolling interests in the consolidated financial statements.

Jointly Owned Investments and Other Transactions with our Affiliates

At March 31, 2018, we owned interests ranging from 50% to 99% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate all of these joint ventures with exception to our sole equity investment (Note 4), which we account for under the equity method of accounting. Additionally, no other parties hold any rights that overcome our control. We account for the minority share of these investments as noncontrolling interests.

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Land	$210,044	$202,500
Buildings and improvements	1,108,708	1,060,672
Less: Accumulated depreciation	(96,313)	(87,886)
	$1,222,439	$1,175,286

During the three months ended March 31, 2018, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 2.7% to $1.2321 from $1.1993. As a result, the carrying value of our Real estate — land, buildings and improvements increased by $26.2 million from December 31, 2017 to March 31, 2018.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $7.9 million and $6.3 million for the three months ended March 31, 2018 and 2017, respectively.

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage and multi-family properties, at cost, is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Land	$98,432	$98,429
Buildings and improvements	469,496	468,060
Less: Accumulated depreciation	(48,153)	(43,786)
	$519,775	$522,703

Depreciation expense on our operating real estate was $4.4 million for both the three months ended March 31, 2018 and 2017.

CPA:18 – Global 3/31/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Three Months Ended March 31, 2018
Beginning balance	$134,366
Capitalized funds	30,371
Placed into service	(25,937)
Foreign currency translation adjustments	4,124
Capitalized interest	1,115
Ending balance	$144,039

Capitalized Funds

On March 8, 2018, we entered into a build-to-suit joint venture with a third party for a student-housing development site located in Barcelona, Spain at a total cost of $10.5 million (amounts based on the exchange rate of the euro on the date of acquisition). We acquired 99% of the equity in this investment at closing. This property is under construction and is currently projected to be completed in September 2019, at which point, our total investment is expected to be approximately $28.5 million. Since this joint venture has voting rights that are disproportionate to its obligation to absorb profits and losses, it is considered to be a VIE that we consolidate (Note 2).

Ghana — On February 19, 2016, we invested in a build-to-suit joint venture with a third party for a university complex development site located in Accra, Ghana. As of March 31, 2018, total capitalized funds related to this investment were $32.5 million, inclusive of accrued construction costs of $0.9 million and the effect of recording deferred tax liabilities of $3.7 million.

At the time of the investment, the joint venture obtained third-party financing in an amount up to $41.0 million from the Overseas Private Investment Corporation (“OPIC”), a financial institution of the U.S. Government, with an estimated interest rate based on the U.S. Treasury rate plus 300 basis points. Funding of this loan is subject to the tenant obtaining a letter of credit, which to date has not occurred. Because the tenant has not obtained the required letter of credit, it is in default under its concession agreement with us, and we are currently pursuing appropriate remedies. As a result, as of March 31, 2018, we had no amount outstanding under this financing arrangement. If the project is completed, our total investment is expected to be approximately $65.7 million.

We have evaluated this investment for impairment and probability-weighted different scenarios in estimating future undiscounted cash flows, including payment from the tenant or through our insurance policy. Because we believe there is a high probability that we will recover the full amount invested, we have not recorded any impairment charge in connection with this investment as of March 31, 2018, although recovery may take additional time. We will continue to monitor this investment for impairment.

During the three months ended March 31, 2018, total capitalized funds primarily related to our build-to-suit projects, which were comprised primarily of initial funding of $11.0 million and construction draws of $19.4 million. Capitalized funds include accrued costs of $1.9 million, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, which totaled $1.1 million during the three months ended March 31, 2018 and is a non-cash investing activity.

Placed into Service

During the three months ended March 31, 2018, a total of $25.9 million was placed into service and reclassified to Real estate — land, buildings and improvements, primarily related to the remaining portion of a substantially completed hotel, which is a non-cash investing activity.

CPA:18 – Global 3/31/2018 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Ending Balance

At March 31, 2018, we had six open build-to-suit projects with aggregate unfunded commitments of approximately $178.4 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

Equity Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of four self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. Our ownership interest in the joint venture is 90%; the joint-venture partner is funding its equity interest with the distributions they are eligible to receive upon the properties being placed into service. As of March 31, 2018, the joint-venture partner had not funded their 10% equity interest. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

At March 31, 2018 and December 31, 2017, our total equity investment balance for these properties was $20.2 million and $20.9 million, respectively, and the joint venture had total third-party recourse debt of $22.3 million and $21.5 million, respectively. At March 31, 2018, the unfunded commitments for these build-to-suit projects totaled approximately $21.9 million.

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

Notes Receivable

Our Notes receivable at December 31, 2017 consist of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York (referred to as Cipriani) and a $38.5 million mezzanine loan collateralized by 27 retail stores in Minnesota, Wisconsin, and Iowa leased to Mills Fleet Farm Group LLC (referred to as Mills Fleet). We have and will continue to receive interest-only payments on each of these loans through maturity in July 2024 and October 2018, respectively.

During the three months ended March 31, 2018, we received partial repayments for the Mills Fleet mezzanine loan totaling $2.5 million. As a result, the balances for the receivables at March 31, 2018 were $28.0 million and $36.0 million for Cipriani and Mills Fleet, respectively.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and have a low risk of tenant default. At both March 31, 2018 and December 31, 2017, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the three months ended March 31, 2018. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables is updated quarterly.

CPA:18 – Global 3/31/2018 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
1	—	—	$—	$—
2	2	2	14,637	14,386
3	2	2	29,725	29,716
4	2	2	60,074	62,355
5	—	—	—	—
	0		$104,436	$106,457

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

The following table presents a reconciliation of our goodwill, which is included in our Net Lease reporting unit (in thousands):

Three Months Ended March 31, 2018
Balance at January 1, 2018	$26,084
Other	1,629
Foreign currency translation	1,011
Balance at March 31, 2018	$28,724

Intangible assets and liabilities are summarized as follows (in thousands):

		March 31, 2018			December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	2 - 23	$277,325	$(120,625)	$156,700	$274,723	$(115,515)	$159,208
Below-market ground lease	15 - 99	23,625	(1,382)	22,243	23,000	(1,238)	21,762
Above-market rent	3 - 30	13,090	(4,005)	9,085	12,811	(3,642)	9,169
		314,040	(126,012)	188,028	310,534	(120,395)	190,139
Indefinite-Lived Intangible Assets
Goodwill		28,724	—	28,724	26,084	—	26,084
Total intangible assets		$342,764	$(126,012)	$216,752	$336,618	$(120,395)	$216,223

Finite-lived Intangible Liabilities
Below-market rent	4 - 30	$(15,536)	$4,912	$(10,624)	$(15,476)	$4,573	$(10,903)
Above-market ground lease	81	(115)	5	(110)	(110)	4	(106)
Total intangible liabilities		$(15,651)	$4,917	$(10,734)	$(15,586)	$4,577	$(11,009)

CPA:18 – Global 3/31/2018 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $5.3 million and $8.1 million for the three months ended March 31, 2018 and 2017, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income, amortization of below-market and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease intangibles is included in Depreciation and amortization expense in the consolidated financial statements.

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

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs.

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

Rent Guarantees — Our rent guarantees, which are included in Other assets, net in the consolidated financial statements, are related to two of our international investments. These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At March 31, 2018 and December 31, 2017, our rent guarantees had a fair value of $0.6 million and $0.7 million, respectively. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% and a growth rate that ranged from 1% to 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. During both the three months ended March 31, 2018 and 2017, we recognized $0.1 million of mark-to-market gains related to these rent guarantees within Other gains and (losses) on our consolidated financial statements.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2018 and 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt, net (a) (b)	3	$1,368,436	$1,389,201	$1,275,448	$1,301,844
Notes receivable (c) (d)	3	63,954	66,454	66,500	69,000
___________

CPA:18 – Global 3/31/2018 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

(a)
Debt, net consists of Non-recourse debt, net and Bonds payable, net. At March 31, 2018 and December 31, 2017, the carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $7.9 million and $7.0 million, respectively. At both March 31, 2018 and December 31, 2017, the carrying value of Bonds payable, net includes unamortized deferred financing costs of $0.8 million (Note 9).

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

(d)
During the three months ended March 31, 2018, we received partial repayments for the Mills Fleet mezzanine loan totaling $2.5 million. As a result, the balances for the receivables at March 31, 2018 were $28.0 million and $36.0 million for Cipriani and Mills Fleet, respectively (Note 5).

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2018 and December 31, 2017.

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. The primary risks related to our use of derivative instruments include: (i) a counterparty to a hedging arrangement defaulting on its obligation and (ii) a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment, as well as the approval, reporting, and monitoring of derivative financial instrument activities.

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2018 and December 31, 2017, no cash collateral had been posted or received for any of our derivative positions.

CPA:18 – Global 3/31/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Foreign currency forward contracts	Other assets, net	$1,769	$2,419	$—	$—
Interest rate swaps	Other assets, net	1,133	553	—	—
Foreign currency collars	Other assets, net	11	258	—	—
Interest rate caps	Other assets, net	4	1	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(4,373)	(3,266)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(121)	(698)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(443)	(366)
Total		$2,917	$3,231	$(4,937)	$(4,330)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017
Foreign currency collars	$(1,205)	$(235)
Interest rate swaps	1,157	247
Foreign currency forward contracts	(629)	(471)
Interest rate caps	18	2
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	(126)	(10)
Foreign currency forward contracts	(23)	(19)
Total	$(808)	$(486)
___________

(a)
The effective portion of the changes in fair value and the settlement of these contracts is reported in the foreign currency translation adjustment section of Other comprehensive income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

CPA:18 – Global 3/31/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2018	2017
Foreign currency forward contracts	Other gains and (losses)	$222	$356
Foreign currency collars	Other gains and (losses)	(154)	92
Interest rate swaps	Interest expense	(83)	(211)
Interest rate caps	Interest expense	(31)	(5)
Total		$(46)	$232

Amounts reported in Other comprehensive income related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. At March 31, 2018, we estimated that an additional $0.2 million and $0.1 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2018	2017
Foreign currency collars	Other gains and (losses)	$(151)	$(20)
Interest rate swaps	Interest expense	(6)	(48)
Derivatives in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	(10)	1
Interest rate swaps (a)	Interest expense	6	3
Total		$(161)	$(64)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at March 31, 2018 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2018 (a)
Interest rate swaps	8	60,601	USD	$1,020
Interest rate swap	1	10,146	EUR	(8)
Interest rate caps	3	27,700	USD	4
				$1,016
___________

CPA:18 – Global 3/31/2018 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

(a)	Fair value amount is based on the exchange rate of the euro at March 31, 2018, as applicable.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the Norwegian krone. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent that there is a difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other gains and (losses) in the consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2018 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2018
Designated as Cash Flow Hedging Instruments
Foreign currency collars	50	32,720	EUR	$(4,029)
Foreign currency forward contracts	21	8,134	EUR	1,189
Foreign currency forward contracts	15	23,532	NOK	542
Foreign currency collars	25	51,790	NOK	(298)
Not Designated as Hedging Instruments
Foreign currency collars	2	3,000	EUR	(443)
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	2	4,504	NOK	38
Foreign currency collars	3	16,750	NOK	(35)
				$(3,036)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2018. At March 31, 2018, our total credit exposure was $1.1 million and the maximum exposure to any single counterparty was $0.6 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2018, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $4.9 million and $4.4 million at March 31, 2018 and December 31, 2017, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2018 or December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of $5.1 million and $4.5 million, respectively.

CPA:18 – Global 3/31/2018 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Non-Recourse Mortgages and Bonds Payable

Non-recourse debt consists of mortgage notes and bonds payable, which are collateralized by the assignment of real estate properties. At March 31, 2018, our debt bore interest at fixed annual rates ranging from 1.6% to 5.8% and variable contractual annual rates ranging from 1.6% to 8.1%, with maturity dates ranging from 2018 to 2039.

Financing Activity During 2018

On February 13, 2018, we obtained a construction loan of $48.8 million for a student-housing development project located in Portsmouth, United Kingdom (based on the exchange rate of the British pound sterling at the date of acquisition). The loan bears a variable interest rate for outstanding drawn balances, with a term to maturity of 1.8 years and an interest rate of 6.0% as of March 31, 2018. We had drawn $18.7 million on the construction loan (based on the exchange rate of the British pound sterling at the date of each drawdown) as of March 31, 2018.

During the three months ended March 31, 2018, we had additional drawdowns of $8.2 million (based on the exchange rate of the British pound sterling at the date of each drawdown) on a construction loan related to a student-housing development project located in Cardiff, United Kingdom. The loan bears an annual interest rate of 7.5% plus the London Interbank Offered Rate, or LIBOR, for outstanding drawn balances, with a term to maturity of two years. Additionally, we drew down $52.4 million (based on the exchange rate of the euro at the date of drawdown) on the mortgage loan for a completed build-to-suit hotel in Munich, Germany. The loan bears an annual interest rate of 2.8%, with a term to maturity of 5.4 years.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder)	$27,411
2019	45,340
2020	131,527
2021	178,029
2022	197,925
Thereafter through 2039	797,115
Total principal payments	1,377,347
Unamortized deferred financing costs	(8,795)
Unamortized discount, net	(116)
Total	$1,368,436

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2018.

The carrying value of our Non-recourse mortgages, net and Bonds payable, net increased by $16.9 million in the aggregate from December 31, 2017 to March 31, 2018, reflecting the impact of the weakening of the U.S. dollar relative to certain foreign currencies (primarily the euro) during the same period.

Debt Covenants

As of December 31, 2017, we repaid a total of $1.8 million (amount is based on the exchange rate of the euro as of the date of repayments) of principal on our Agrokor mortgage loan as a result of a debt service coverage ratio covenant breach. The covenant breach will be cured once the net operating income for the related property exceeds the amount set forth in the related loan agreement. As of March 31, 2018, less than $0.1 million of additional payments have been made on the loan principal. As Agrokor is currently in financial distress, there is uncertainty regarding future rent collections (Note 12) and whether the default can be cured.

CPA:18 – Global 3/31/2018 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2017, we were in breach of a loan-to-value covenant on one of our bonds payable. To remedy this default we are required to repay $3.7 million (amount based on the exchange rate of the euro as of March 31, 2018) of principal on the bond by June 30, 2018. As of March 31, 2018, this amount has not yet been paid.

Note 10. Commitments and Contingencies

At March 31, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

Note 11. Net Income Per Share and Equity

Basic and Diluted Income Per Share

The following table presents net income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share
Class A common stock	112,113,960	$8,110	$0.07	108,457,137	$579	$0.01
Class C common stock	31,441,399	2,217	0.07	30,764,145	41	0.00
Net income attributable to CPA:18 – Global		$10,327			$620

The allocation of Net income attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For both the three months ended March 31, 2018 and 2017, the allocation for Class A common stock excluded $0.1 million of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability, which is only applicable to Class C common stock (Note 3).

Distributions

Distributions are declared at the discretion of our board of directors and are not guaranteed. For the three months ended March 31, 2018, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1375 per share for our Class C common stock, which was paid on April 16, 2018 to stockholders of record on March 29, 2018, in the amount of $21.8 million.

CPA:18 – Global 3/31/2018 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2018
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,082)	$(32,130)	$(33,212)
Other comprehensive income before reclassifications	(705)	11,577	10,872
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	114	—	114
Other gains and (losses)	(68)	—	(68)
Net current-period Other comprehensive income	(659)	11,577	10,918
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(1,617)	(1,617)
Ending balance	$(1,741)	$(22,170)	$(23,911)

	Three Months Ended March 31, 2017
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,587	$(67,291)	$(61,704)
Other comprehensive income before reclassifications	(225)	4,155	3,930
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	216	—	216
Other gains and (losses)	(448)	—	(448)
Net current-period Other comprehensive income	(457)	4,155	3,698
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(529)	(529)
Ending balance	$5,130	$(63,665)	$(58,535)

See Note 8 for additional information on our derivative activity recognized within Other comprehensive income for the periods presented.

CPA:18 – Global 3/31/2018 10-Q – 25

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

	Three Months Ended March 31,
	2018	2017
Net Lease
Revenues (a)	$32,999	$27,370
Operating expenses (b) (c)	(19,119)	(16,035)
Interest expense	(8,858)	(6,993)
Other income and (expenses), excluding interest expense	4,351	205
Benefit from income taxes	145	66
Net income attributable to noncontrolling interests	(94)	(239)
Net income attributable to CPA:18 – Global	$9,424	$4,374
Self Storage
Revenues	$13,966	$13,194
Operating expenses	(9,349)	(12,090)
Interest expense	(3,094)	(3,006)
Other income and (expenses), excluding interest expense (d)	(479)	(99)
Provision for income taxes	(27)	(77)
Net income (loss) attributable to CPA:18 – Global	$1,017	$(2,078)
Multi-Family
Revenues	$5,690	$6,167
Operating expenses	(4,162)	(4,326)
Interest expense	(905)	(1,152)
Other income and (expenses), excluding interest expense	1	1
Benefit from (provision for) income taxes	13	(27)
Net loss (income) attributable to noncontrolling interests	8	(11)
Net income attributable to CPA:18 – Global	$645	$652
All Other
Revenues	$1,780	$1,749
Operating expenses	(1)	(9)
Net income attributable to CPA:18 – Global	$1,779	$1,740
Corporate
Unallocated Corporate Overhead (e)	$(633)	$(2,393)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(1,905)	$(1,675)
Total Company
Revenues	$54,435	$48,480
Operating expenses	(37,270)	(36,976)
Interest expense	(12,930)	(11,452)
Other income and (expenses), excluding interest expense	7,668	2,563
Benefit from (provision for) income taxes	415	(70)
Net income attributable to noncontrolling interests	(1,991)	(1,925)
Net income attributable to CPA:18 – Global	$10,327	$620

CPA:18 – Global 3/31/2018 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

	Total Assets
	March 31, 2018	December 31, 2017
Net Lease	$1,600,618	$1,572,437
Self Storage	397,470	398,944
Multi-Family	292,707	256,875
Corporate	77,684	35,812
All Other	64,382	66,929
Total Company	$2,432,861	$2,330,997
__________

(a)
We recognized straight-line rent adjustments of $1.3 million and $1.0 million during the three months ended March 31, 2018 and 2017, respectively, which increased Lease revenues within our consolidated financial statements for each period.

(b)
In April 2017, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $1.1 million and $1.0 million during the three months ended March 31, 2018 and 2017, respectively.

(c)
As a result of the financial difficulties and uncertainty regarding future rent collections from a tenant in Stavanger, Norway, we recorded bad debt expense of $0.5 million during the three months ended March 31, 2017.

(d)	Includes Equity in losses of equity method investment in real estate.

(e)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

CPA:18 – Global 3/31/2018 10-Q – 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2017 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2017 Annual Report, we are a publicly owned, non-traded REIT that invests in a diversified portfolio of income-producing commercial properties leased to companies and other real estate-related assets, both domestically and outside the United States. In addition, our portfolio includes self-storage and multi-family investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt, all provided by an independent third party, as well as other adjustments. Since the quarterly NAV estimates are not based on a full appraisal of the entire portfolio, to the extent any estimated NAV per share adjustments are within +/- 1% of the previously disclosed NAV per share, the quarterly NAV per share will remain unchanged. We monitor properties not appraised during the quarter to identify ones that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. The majority of our costs associated with development projects (which are not yet generating income) are included in Real estate under construction in our consolidated financial statements and totaled approximately $144.0 million as of March 31, 2018. Our NAVs as of December 31, 2017 were $8.36 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated March 21, 2018 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of March 31, 2018 during the second quarter of 2018.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. At March 31, 2018, the liability balance for the distribution and shareholder servicing fee was $5.2 million.

CPA:18 – Global 3/31/2018 10-Q – 28

Financial Highlights

During the three months ended March 31, 2018, we completed the following, as further described in the consolidated financial statements.

Acquisition and Financing Activity

We acquired a new student-housing build-to-suit transaction for an aggregate amount of $28.5 million, inclusive of unfunded future commitments and acquisition related costs and fees.

We obtained a construction loan of $48.8 million, and drew down $18.7 million, for a student-housing development project located in Portsmouth, United Kingdom (based on the exchange rate of the British pound sterling at the date of acquisition and drawdowns, respectively). In addition, we drew down $60.6 million (based on the exchange rate of the euro and British pound sterling at the date of the respective drawdowns) from third-party non-recourse financings related to two of our build-to-suit investments (Note 9).

Consolidated Results

(in thousands)

	Three Months Ended March 31,
	2018	2017
Total revenues	$54,435	$48,480
Acquisition and other expenses	—	53
Net income attributable to CPA:18 – Global	10,327	620

Cash distributions paid	21,686	20,995

Net cash provided by operating activities (a)	26,729	19,055
Net cash used in investing activities (a)	(31,672)	(35,000)
Net cash provided by financing activities (a)	53,838	464

Supplemental financial measures (b):
FFO attributable to CPA:18 – Global	26,420	18,082
MFFO attributable to CPA:18 – Global	17,567	14,900
Adjusted MFFO attributable to CPA:18 – Global	17,095	15,512
__________

(a)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities, Net cash used in investing activities, and Net cash provided by financing activities within our consolidated statements of cash flows for the three months ended March 31, 2017, as described in Note 2.

(b)
We consider the performance metrics listed above, including Funds from operations, or FFO, MFFO, and Adjusted modified funds from operations, or Adjusted MFFO, which are supplemental measures that are not defined by GAAP, referred to herein as non-GAAP measures, to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

CPA:18 – Global 3/31/2018 10-Q – 29

Revenues and Net Income Attributable to CPA:18 – Global

Total revenues and Net income attributable to CPA:18 – Global increased for the three months ended March 31, 2018 as compared to the same period in 2017, primarily as a result of the accretive impact of our investments acquired or placed into service during 2017 and 2018. Additional improvements to Net income attributable to CPA:18 – Global resulted from a decrease in depreciation and amortization expense as certain self-storage in-place lease intangible assets fully amortized subsequent to March 31, 2017. Lastly, there was a gain recognized during the three months ended March 31, 2018 as a result of excess insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017, as well as an increase in realized and unrealized foreign currency transaction gains related to our international investments. These improvements were offset by an increase in interest expense.

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO increased for the three months ended March 31, 2018 as compared to the same period in 2017, primarily as a result of the accretive impact of our investments acquired or placed into service during 2017 and 2018. Additional improvements resulted from a gain recognized during the three months ended March 31, 2018 as a result of excess insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017, as well as an increase in realized and unrealized foreign currency transaction gains related to our international investments. These improvements were offset by an increase in interest expense.

MFFO and Adjusted MFFO increased for the three months ended March 31, 2018 as compared to the same period in 2017, primarily as a result of the accretive impact of our investments acquired or placed into service during 2017 and 2018 which is partially offset by an increase in interest expense.

CPA:18 – Global 3/31/2018 10-Q – 30

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

Portfolio Summary

	March 31, 2018	December 31, 2017
Number of net-leased properties (a)	59	59
Number of operating properties (b)	80	79
Number of tenants (a)	100	98
Total square footage (in thousands)	16,866	16,873
Occupancy — Single-tenant	98.3%	99.7%
Occupancy — Multi-tenant	97.2%	92.4%
Occupancy — Self-storage	90.4%	89.2%
Occupancy — Multi-family	93.5%	90.9%
Weighted-average lease term — Single-tenant properties (in years)	10.9	11.1
Weighted-average lease term — Multi-tenant properties (in years)	7.0	7.1
Number of countries	12	12
Total assets (consolidated basis in thousands)	$2,432,861	$2,330,997
Net investments in real estate (consolidated basis in thousands)	2,114,763	2,062,451
Debt, net — pro rata (in thousands)	1,272,900	1,184,896

	Three Months Ended March 31,
(dollars in thousands, except exchange rates)	2018	2017
Acquisition volume — consolidated (c)	$28,850	$39,363
Acquisition volume — pro rata (d)	28,473	56,182
Financing obtained — consolidated	79,400	31,330
Financing obtained — pro rata	77,174	32,380
Average U.S. dollar/euro exchange rate	1.2294	1.0649
Average U.S. dollar/Norwegian krone exchange rate	0.1275	0.1185
Average U.S. dollar/British pound sterling exchange rate	1.3917	1.2381
Change in the U.S. CPI (e)	1.2%	1.0%
Change in the Harmonized Index of Consumer Prices (e)	0.3%	0.3%
Change in the Norwegian CPI (e)	1.1%	0.6%
__________

(a)
Represents our single-tenant and multi-tenant properties, as well as our build-to-suit projects within our net-leased portfolio and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum ABR for the property. See Terms and Definitions below for a description of ABR.

(b)
At March 31, 2018, our operating portfolio consisted of 69 self-storage properties and 11 multi-family properties, all of which are managed by third parties. Our operating portfolio also includes self-storage and multi-family build-to-suit projects.

(c)	Includes build-to-suit transactions and related budget amendments, which are reflected as the total commitment for the build-to-suit funding, and excludes investments in unconsolidated joint ventures.

(d)
Includes build-to-suit transactions and related budget amendments, which are reflected as the total commitment for the build-to-suit funding, and includes investments in unconsolidated joint ventures, which include our equity investment in real estate (Note 4).

CPA:18 – Global 3/31/2018 10-Q – 31

(e)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or U.S. CPI, or similar indices in the jurisdictions where the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at March 31, 2018. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent
Fentonir Trading & Investments Limited (a)	Hotel	Hotel, Gaming, and Leisure	Munich and Stuttgart, Germany	$8,015	8%
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	6,249	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	5,957	6%
Konzum d.d. (referred to as Agrokor) (a) (b)	Retail	Grocery	Split, Zadar, Zagreb (3), Croatia	5,589	5%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	5,459	5%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,906	5%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	4,647	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	4,032	4%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,905	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	3,766	4%
Total				$52,525	52%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)
In April 2017, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $1.1 million and $1.0 million during the three months ended March 31, 2018 and 2017, respectively.

CPA:18 – Global 3/31/2018 10-Q – 32

Portfolio Diversification by Geography
(dollars in thousands)

Region	ABR	Percent
United States
Midwest	$22,486	22%
South	11,669	11%
East	3,483	3%
West	420	—%
U.S. Total	38,058	36%

International
The Netherlands	15,852	16%
Norway	14,043	14%
Germany	11,531	11%
Croatia	5,589	6%
Mauritius	5,459	5%
Poland	4,719	5%
United Kingdom	3,683	4%
Slovakia	2,584	3%
International Total	63,460	64%
Total	$101,518	100%

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	ABR	Percent
Office	$48,336	48%
Hotel	15,315	15%
Industrial	13,158	13%
Warehouse	12,590	12%
Retail	12,119	12%
Total	$101,518	100%

CPA:18 – Global 3/31/2018 10-Q – 33

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Hotel, Gaming, and Leisure	$15,359	15%
Banking	10,897	11%
Grocery	9,621	10%
Sovereign and Public Finance	7,334	7%
Containers, Packaging, and Glass	5,957	6%
Capital Equipment	5,355	5%
Retail	5,288	5%
Insurance	4,700	5%
Utilities: Electric	4,170	4%
Oil and Gas	4,102	4%
Business Services	3,643	4%
Metals and Mining	3,393	3%
High Tech Industries	3,325	3%
Media: Advertising, Printing, and Publishing	3,302	3%
Healthcare and Pharmaceuticals	2,644	3%
Consumer Services	2,196	2%
Automotive	1,993	2%
Construction and Building	1,781	2%
Non-Durable Consumer Goods	1,294	1%
Telecommunications	1,066	1%
Electricity	1,042	1%
Wholesale	1,007	1%
Other (a)	2,049	2%
Total	$101,518	100%
__________

(a)	Includes ABR from tenants in the following industries: cargo transportation, durable consumer goods and environmental industries.

CPA:18 – Global 3/31/2018 10-Q – 34

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a) (b)	Number of Leases Expiring	ABR	Percent
Remaining 2018	7	$616	1%
2019	6	1,062	1%
2020	7	1,328	1%
2021	6	1,405	1%
2022	8	2,213	2%
2023	15	15,887	16%
2024	10	5,195	5%
2025	9	7,339	7%
2026	8	6,855	7%
2027	8	6,446	7%
2028	5	5,279	5%
2029	4	9,393	9%
2030	6	4,396	4%
2031	4	5,319	5%
Thereafter (>2031)	14	28,785	29%
Total	117	$101,518	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent pro rata ABR of $3.7 million.

CPA:18 – Global 3/31/2018 10-Q – 35

Operating Properties

At March 31, 2018, our operating portfolio consisted of 69 self-storage properties, which had an average occupancy rate of 90.4%, and 11 multi-family properties (including student-housing developments), which had an average occupancy rate of 93.5%. At March 31, 2018, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	23	2,277
Texas	13	1,201
California	10	860
Georgia	5	593
Nevada	3	243
Delaware	3	241
North Carolina	2	403
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
Washington, D.C.	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	71	6,523
Canada (a)	4	150
United Kingdom (b)	3	—
Spain (c)	2	—
International Total	9	150
Total	80	6,673
__________

(a)	Represents four build-to-suit projects for self-storage facilities that are unconsolidated investments and are included in Equity investments in real estate in the consolidated financial statements.

(b)	Includes three build-to-suit projects for student-housing developments.

(c)	Includes two build-to-suit projects for student-housing developments.

CPA:18 – Global 3/31/2018 10-Q – 36

Build-to-Suit and Development Projects

As of March 31, 2018, we had the following consolidated development projects, including joint ventures, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)
Q3 2018	Student Housing	Portsmouth, United Kingdom	97.0%	1	126,807	$69,109	$39,580
Q3 2018	Student Housing	Cardiff, United Kingdom	94.5%	1	96,983	44,442	30,293
Q3 2019	Student Housing	Swansea, United Kingdom (d)	94.5%	1	176,496	52,068	9,018
Q3 2019	Student Housing	Barcelona, Spain	98.7%	1	112,980	26,108	9,694
Q3 2020	Student Housing	Malaga, Spain	100.0%	1	88,878	42,922	5,387
TBD (e)	Office/Student Housing	Accra, Ghana (e)	100.0%	6	506,537	60,630	27,956
				11	1,108,681	$295,279	121,928
Third-party contributions (f)							(1,331)
Total							$120,597
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)
Amounts related to certain of our build-to-suit projects are denominated in a foreign currency. For these projects, amounts are based on their respective exchange rates as of March 31, 2018, where applicable.

(c)	Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)	Amount funded for the project includes $7.3 million of prepaid ground lease rent that is included in Other assets, net on our consolidated balance sheet.

(e)
On February 19, 2016, the joint venture obtained third-party financing in an amount up to $41.0 million, subject to the tenant obtaining a letter of credit. Since the tenant has not obtained the required letter of credit as of the date of this Report, we are currently unable to estimate when this project will be completed, if at all (Note 4).

(f)	Amount represents the funds contributed from our joint-venture partners.

As of March 31, 2018, we had the following unconsolidated joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location (a)	Ownership Percentage (b)	Number of Buildings	Square Footage	Estimated Project Totals (c)	Amount Funded (c)
Q3 2018	Self Storage	Toronto, Canada	89.9%	1	119,000	$16,372	$9,212
Q4 2018	Self Storage	Vaughan, Canada	90.0%	1	105,150	15,262	12,646
Q2 2019	Self Storage	Vaughan, Canada	90.0%	1	95,475	15,033	2,939
				3	319,625	$46,667	$24,797
__________

(a)	These properties all relate to an unconsolidated investment, which we account for under the equity method of accounting.

(b)
Represents our expected ownership percentage upon the completion of each respective development project. As of March 31, 2018, the joint-venture partner had not yet purchased its 10% equity interest, which will be funded by the distributions they are eligible to receive upon the properties being placed into service.

(c)
Amounts related to our Canadian build-to-suit projects are denominated in Canadian dollars, which have been partially funded with third-party financing. For these projects, U.S. dollar amounts are based on their respective exchange rate as of March 31, 2018.

CPA:18 – Global 3/31/2018 10-Q – 37

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, and reflects exchange rates as of March 31, 2018. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

CPA:18 – Global 3/31/2018 10-Q – 38

Results of Operations

We evaluate our results of operations with a focus on: (i) our ability to generate the cash flow necessary to meet our objectives of funding distributions to stockholders and (ii) increasing the value of our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

The following table presents the comparative results of operations (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Revenues
Lease revenues	$29,475	$24,334	$5,141
Other real estate income — operating property revenues	19,663	19,380	283
Reimbursable tenant costs	3,322	2,966	356
Interest income and other	1,975	1,800	175
	54,435	48,480	5,955
Operating Expenses
Depreciation and amortization:
Net-leased properties	12,424	10,608	1,816
Operating properties	5,208	8,344	(3,136)
	17,632	18,952	(1,320)
Property expenses:
Operating properties	8,159	8,033	126
Net-leased properties	3,638	2,534	1,007
Reimbursable tenant costs	3,322	2,966	356
Asset management fees	2,874	2,709	165
	17,993	16,242	1,654
General and administrative	1,645	1,729	(84)
Acquisition and other expenses	—	53	(53)
	37,270	36,976	197
Other Income and Expenses
Interest expense	(12,930)	(11,452)	(1,478)
Other gains and (losses)	7,992	2,662	5,330
Equity in losses of equity method investment in real estate	(324)	(99)	(225)
	(5,262)	(8,889)	3,627
Income before income taxes	11,903	2,615	9,385
Benefit from (provision for) income taxes	415	(70)	485
Net Income	12,318	2,545	9,870
Net income attributable to noncontrolling interests	(1,991)	(1,925)	(66)
Net Income Attributable to CPA:18 – Global	$10,327	$620	$9,804

Lease Composition and Leasing Activities

As of March 31, 2018, approximately 54.1% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 41.1% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 2.3% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro.

CPA:18 – Global 3/31/2018 10-Q – 39

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to Net income attributable to CPA:18 – Global (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Existing Net-Leased Properties
Lease revenues	$25,492	$24,308	$1,184
Depreciation and amortization	(10,736)	(10,590)	(146)
Property expenses	(2,976)	(2,467)	(509)
Property level contribution	11,780	11,251	529
Recently Acquired Net-Leased Properties
Lease revenues	3,983	26	3,957
Depreciation and amortization	(1,688)	(18)	(1,670)
Property expenses	(662)	(61)	(601)
Property level contribution	1,633	(53)	1,686
Existing Operating Properties
Revenues	19,663	18,710	953
Depreciation and amortization	(5,208)	(8,115)	2,907
Property expenses	(8,159)	(7,768)	(391)
Property level contribution	6,296	2,827	3,469
Properties Sold
Operating property revenues	—	670	(670)
Operating property expenses	—	(265)	265
Depreciation and amortization	—	(229)	229
Property expenses	—	(6)	6
Property level contribution	—	170	(170)
Property Level Contribution	19,709	14,195	5,514
Add other income:
Interest income and other	1,975	1,800	175
Less other expenses:
Asset management fees	(2,874)	(2,709)	(165)
General and administrative	(1,645)	(1,729)	84
Acquisition and other expenses	—	(53)	53
	17,165	11,504	5,661
Other Income and Expenses
Interest expense	(12,930)	(11,452)	(1,478)
Other gains and (losses)	7,992	2,662	5,330
Equity in losses of equity method investment in real estate	(324)	(99)	(225)
	(5,262)	(8,889)	3,627
Income before income taxes	11,903	2,615	9,288
Benefit from (provision for) income taxes	415	(70)	485
Net Income	12,318	2,545	9,773
Net income attributable to noncontrolling interests	(1,991)	(1,925)	(66)
Net Income Attributable to CPA:18 – Global	$10,327	$620	$9,707

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

CPA:18 – Global 3/31/2018 10-Q – 40

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2017. For the periods presented, there were 54 existing net-leased properties.

For the three months ended March 31, 2018 compared to the same period in 2017, property level contribution from existing net-leased properties increased by $0.5 million, primarily due to an increase in lease revenues of $1.2 million, offset by an increase in property expenses of $0.5 million. The increases in both lease revenues and property expenses were due to the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2016. For the periods presented, there were five recently acquired net-leased properties.

For the three months ended March 31, 2018 compared to the same period in 2017, property level contribution from recently acquired net-leased properties increased by $1.7 million, primarily due to three build-to-suit projects that were placed into service after the first quarter of 2017.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2017. For the periods presented, there were 71 existing operating properties.

For the three months ended March 31, 2018 compared to the same period in 2017, property level contribution from existing operating properties increased by $3.5 million, primarily due to an increase in revenues of $1.0 million and a decrease in depreciation and amortization expense of $2.9 million. The increase in revenues was primarily due to increased market rents. The decrease in depreciation and amortization expense was primarily due to certain in-place lease intangible assets becoming fully amortized subsequent to March 31, 2017.

Properties Sold

In October 2017, we sold a student-housing property located in Reading, United Kingdom, which was previously classified as Operating real estate — land, buildings and improvements in the consolidated financial statements.

Other Revenues and Expenses

Interest Income and Other

For the three months ended March 31, 2018 compared to the same period in 2017, interest income and other increased by $0.2 million, primarily due to interest earned on late payments from our Agrokor tenant, which have been fully reserved due to the tenant’s financial difficulties and uncertainty regarding future rent collections from the tenant (Note 12).

Property Expenses — Asset Management Fees

For the three months ended March 31, 2018 compared to the same period in 2017, asset management fees increased by $0.2 million, due to the increased fair market value of our assets as well as investment volume subsequent to the first quarter of 2017, which increased the asset base from which our Advisor earns a fee.

General and Administrative

For the three months ended March 31, 2018 compared to the same period in 2017, general and administrative expenses remained relatively flat.

CPA:18 – Global 3/31/2018 10-Q – 41

Acquisition and Other Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 2). On January 1, 2017, we adopted ASU 2017-01 (Note 2), and as a result, all transaction costs incurred during the three months ended March 31, 2018 were capitalized since our acquisitions during the period were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions.

For the three months ended March 31, 2018 compared to the same period in 2017, acquisition expenses remained relatively flat.

Interest Expense

Our interest expense is directly impacted by the mortgage loans or other financing obtained or assumed in connection with our investing activity (Note 9). For the three months ended March 31, 2018 compared to the same period in 2017, interest expense increased by $1.5 million, primarily due to an increase in mortgage and bond financing obtained or assumed in connection with our investing activity during the respective periods. Our average outstanding debt balance was $1.3 billion and $1.2 billion during the three months ended March 31, 2018 and 2017, respectively. Our weighted-average interest rate was 3.9% and 4.1% during the three months ended March 31, 2018 and 2017, respectively.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities with a U.S. dollar currency designation. In addition, we have certain derivative instruments, including foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended March 31, 2018, we recognized net other gains of $8.0 million, which was primarily comprised of a $4.4 million gain recognized as a result of excess insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017 and $3.6 million of realized and unrealized foreign currency transaction gains related to our international investments, primarily related to our short-term intercompany loans.

For the three months ended March 31, 2017, we recognized net other gains of $2.7 million, which was primarily comprised of $2.1 million of realized and unrealized foreign currency transaction gains related to our international investments, $0.4 million of realized gains recognized on foreign currency forward contracts and collars, and $0.1 million of gains recognized on the change in fair values of rent guarantees.

Equity in Losses of Equity Method Investment in Real Estate

For the three months ended March 31, 2018 compared to the same period in 2017, equity in losses of equity method investment in real estate increased by $0.2 million, primarily due to the commencement of operations at one of our Canadian self-storage facilities (upon completion of distinct phases of the overall development) subsequent to the first quarter of 2017.

Benefit from (Provision for) Income Taxes

Our provision for income taxes is primarily related to our international properties.

During the three months ended March 31, 2018, we recorded a benefit from income taxes of $0.4 million comprised of a benefit from deferred income taxes of $0.6 million and current income taxes of $0.2 million.

During the three months ended March 31, 2017, we recorded a provision for income taxes of $0.1 million comprised of current income taxes of $0.1 million and a benefit from deferred income taxes of less than $0.1 million.

CPA:18 – Global 3/31/2018 10-Q – 42

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2018 compared to the same period in 2017, net income attributable to noncontrolling interests increased by $0.1 million, primarily due to an increase in the available cash generated by the Operating Partnership, which we refer to as the Available Cash Distribution (Note 3).

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

Operating Activities — Net cash provided by operating activities increased by $7.7 million during the three months ended March 31, 2018 as compared to the same period in 2017, primarily reflecting the impact of investments acquired or placed into service during 2017 and 2018.

Investing Activities — Our investing activities are generally comprised of real estate purchases, funding of build-to-suit development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $31.7 million for the three months ended March 31, 2018. This was primarily the result of cash outflows of $24.1 million to fund construction costs of our build-to-suit projects (Note 4), $8.8 million for our real estate investments (Note 4), and $4.3 million for capital expenditures on our owned real estate. We also had cash inflows of $5.0 million from insurance settlements and $2.5 million from repayments of notes receivable (Note 5).

Financing Activities — Net cash provided by financing activities totaled $53.8 million for the three months ended March 31, 2018. This was primarily due to cash inflows of $77.9 million from non-recourse mortgage financings (Note 9) and $10.5 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We had cash outflows of $21.7 million related to distributions paid to our stockholders, $4.7 million for the repurchase of shares of our common stock pursuant to our redemption program, $4.5 million for scheduled payments and prepayments of mortgage loan principal, and $3.6 million for distributions to noncontrolling interests.

CPA:18 – Global 3/31/2018 10-Q – 43

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to continue to seek investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2018, we declared distributions to stockholders of $21.8 million, which were comprised of $10.8 million of cash distributions and $11.0 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through March 31, 2018, we declared distributions to stockholders totaling $324.0 million, which were comprised of cash distributions of $153.4 million and $170.6 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. We fully covered total distributions declared for the three months ended March 31, 2018 using FFO and funded all of these distributions from Net cash provided by operating activities.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2018, we received requests to redeem 450,456 and 133,781 shares of Class A and Class C common stock, respectively, comprised of 93 and 35 redemption requests, respectively, and an average price of $8.21 per share for both Class A and Class C common stock. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the three months ended March 31, 2018. Except for redemptions sought in special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAV. For shares redeemed under special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAV.

Summary of Financing

The table below summarizes our non-recourse mortgages and bonds payable (dollars in thousands):

	March 31, 2018	December 31, 2017
Carrying Value (a)
Fixed rate	$1,187,551	$1,123,540
Variable rate:
Amount subject to interest rate swaps and caps	100,121	100,181
Amount subject to floating interest rate	80,764	51,727
	180,885	151,908
	$1,368,436	$1,275,448
Percent of Total Debt
Fixed rate	87%	88%
Variable rate	13%	12%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.9%	4.0%
Variable rate (b)	4.5%	4.1%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $8.8 million and $8.3 million as of March 31, 2018 and December 31, 2017, respectively, and unamortized discount, net of $0.1 million and unamortized premium, net of $1.1 million as of March 31, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

CPA:18 – Global 3/31/2018 10-Q – 44

Cash Resources

At March 31, 2018, our cash resources consisted of cash and cash equivalents totaling $123.6 million. Of this amount, $75.8 million (at then-current exchange rates) was held in foreign subsidiaries, but we may be subject to restrictions or significant costs should we decide to repatriate these funds. As of March 31, 2018, we had $43.1 million available to borrow under our third-party financing arrangements for either funding of construction or mortgage financing upon completion of certain of our build-to-suit and development projects (Note 9), which excludes $41.0 million related to the university complex development located in Accra, Ghana (Note 4) that remains subject to the tenant obtaining a letter of credit. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $57.2 million at March 31, 2018, although there can be no assurance that we would be able to obtain financing for these properties.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us for acquisition funding purposes, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility. At March 31, 2018, we had no such loans outstanding from WPC.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. Balloon payments totaling $22.0 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. Due to a loan-to-value covenant breach on one of our bonds payable we are required to repay $3.7 million of principal on the bond by June 30, 2018. We expect to fund $149.3 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, net — principal (a)	$1,373,642	$29,157	$241,597	$325,474	$777,414
Interest on borrowings and deferred acquisition fees	296,015	55,229	101,893	77,247	61,646
Capital commitments (b)	200,249	148,482	51,767	—	—
Operating and other lease commitments (c)	12,718	838	1,528	766	9,586
Annual distribution and shareholder servicing fee (d)	5,236	1,545	3,691	—	—
Deferred acquisition fees — principal (e)	3,856	2,478	1,378	—	—
Debt — Covenant breach (f)	3,705	3,705	—	—	—
Asset retirement obligations (g)	2,907	—	—	—	2,907
	$1,898,328	$241,434	$401,854	$403,487	$851,553
__________

(a)
Represents the non-recourse debt and bonds payable that we obtained in connection with our investments. At March 31, 2018, this excludes $8.8 million of deferred financing costs and $0.1 million of unamortized discount, net, as well as $3.7 million of bond principal that is required to be repaid as part of a loan-to-value covenant breach discussed further below.

(b)
Capital commitments include our current build-to-suit projects totaling $195.2 million (Note 4) and $5.0 million of outstanding commitments on build-to-suit projects that have been placed into service.

CPA:18 – Global 3/31/2018 10-Q – 45

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities, which is calculated as our allocable portion of WPC’s future minimum rent amounts using the allocation percentages for overhead reimbursement as of March 31, 2018 (Note 3).

(d)	Represents the estimated liability for the present value of the remaining annual distribution and shareholder servicing fee in connection with our Class C common stock (Note 3).

(e)
Represents deferred acquisition fees due to our Advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased.

(f)
As of December 31, 2017, we were in breach of a loan-to-value covenant on one of our bonds payable. To remedy this default we are required to repay $3.7 million (amount based on the exchange rate of the euro as of March 31, 2018) of principal on the bond by June 30, 2018. As of March 31, 2018, this amount has not yet been paid (Note 9).

(g)
Represents the amount of future obligations estimated for the removal of asbestos and environmental waste in connection with certain of our acquisitions, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2018, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At March 31, 2018, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. At March 31, 2018, the total equity investment balance for these properties was $20.2 million. The joint venture also had total third-party recourse debt of $22.3 million.

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

CPA:18 – Global 3/31/2018 10-Q – 46

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) beginning in April 2022, which is seven years following the closing of our initial public offering. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (the “IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-traded REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our initial public offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

CPA:18 – Global 3/31/2018 10-Q – 47

We define MFFO, a non-GAAP measure, consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

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

CPA:18 – Global 3/31/2018 10-Q – 48

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

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to CPA:18 – Global	$10,327	$620
Adjustments:
Depreciation and amortization of real property	17,678	19,019
Proportionate share of adjustments to equity in net income of partially owned entities	163	14
Proportionate share of adjustments for noncontrolling interests	(1,748)	(1,571)
Total adjustments	16,093	17,462
FFO (as defined by NAREIT) attributable to CPA:18 – Global	26,420	18,082
Adjustments:
Realized gains on foreign currency, derivatives, and other (a)	(9,444)	(525)
Unrealized losses (gains) on foreign currency, derivatives, and other	1,540	(2,034)
Straight-line and other rent adjustments (b)	(1,300)	(1,146)
Amortization of premium/discount on debt investments and fair market value adjustments, net	353	425
Above- and below-market rent intangible lease amortization, net (c)	(26)	(39)
Acquisition and other expenses (d)	—	53
Proportionate share of adjustments for noncontrolling interests	24	84
Total adjustments	(8,853)	(3,182)
MFFO attributable to CPA:18 – Global	17,567	14,900
Adjustments:
Hedging gains	68	448
Deferred taxes	(540)	164
Total adjustments	(472)	612
Adjusted MFFO attributable to CPA:18 – Global	$17,095	$15,512
__________

(a)
During the three months ended March 31, 2018, there was a $4.4 million gain recognized as a result of excess insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017.

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

(d)
On January 1, 2017, we adopted ASU 2017-01 and, as a result, transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this standard.

CPA:18 – Global 3/31/2018 10-Q – 49

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

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and notes receivable investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled (if we do not choose to repay the debt when due). Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, thereby limiting the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2018, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $1.0 million (Note 8).

At March 31, 2018, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. The annual interest rates on our fixed-rate debt at March 31, 2018 ranged from 1.6% to 5.8%. The contractual annual interest rates on our variable-rate debt at March 31, 2018 ranged from 1.6% to 8.1%. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, based upon expected maturity dates of our debt obligations outstanding at March 31, 2018 (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed-rate debt (a)	$4,010	$5,432	$123,885	$166,776	$179,339	$718,987	$1,198,429	$1,197,659
Variable rate debt	$23,401	$39,908	$7,642	$11,253	$18,586	$78,128	$178,918	$191,543
__________

(a)	Amounts are based on the exchange rate at March 31, 2018, as applicable.

CPA:18 – Global 3/31/2018 10-Q – 50

The estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectually been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2018 by an aggregate increase of $57.0 million or an aggregate decrease of $62.8 million, respectively. Annual interest expense on our unhedged variable-rate debt at March 31, 2018 would increase or decrease by $0.8 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at March 31, 2018, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our foreign investments through the first quarter of 2018 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2018 during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$39,328	$52,201	$51,406	$51,423	$51,347	$444,430	$690,135
Norwegian krone (c)	11,595	14,282	13,997	13,267	12,811	57,744	123,696
British pound sterling (d)	2,451	3,592	3,444	3,165	2,833	10,826	26,311
	$53,374	$70,075	$68,847	$67,855	$66,991	$513,000	$840,142

Scheduled debt service payments (principal and interest) for mortgage notes and bonds payable, for our foreign operations as of March 31, 2018, during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$11,127	$14,027	$101,979	$84,311	$43,107	$164,530	$419,081
Norwegian krone (c)	6,376	6,376	6,376	51,958	4,371	120,953	196,410
British pound sterling (d)	2,297	31,847	26,804	—	—	—	60,948
	$19,800	$52,250	$135,159	$136,269	$47,478	$285,483	$676,439
__________

(a)	Amounts are based on the applicable exchange rates at March 31, 2018. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2018 of $2.7 million.

CPA:18 – Global 3/31/2018 10-Q – 51

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2018 of $0.7 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2018 of $0.3 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2018.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues in 2020 and 2021 for investments denominated in the euro, in 2019 and 2020 for the British pound sterling, and in 2021 and after 2022 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

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

For the three months ended March 31, 2018, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	63% related to domestic properties, which included concentrations of 14% and 11% in Florida and Texas, respectively; and

•	37% related to international properties.

At March 31, 2018, our net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	37% related to domestic properties;

•	63% related to international properties, which included a concentration of 16% in the Netherlands, 14% in Norway, and 11% in Germany;

•	48% related to office properties, 15% related to hotel properties, 13% related to industrial properties, 12% related to warehouse properties, and 12% related to retail properties; and

•	15% related to the hotel, gaming, and leisure industry, 11% related to the banking industry, and 10% related to the grocery industry.

CPA:18 – Global 3/31/2018 10-Q – 52

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 3/31/2018 10-Q – 53

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2018, we issued 345,221 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $8.36 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception and through March 31, 2018, we have issued a total of 3,961,878 shares of our Class A common stock to our Advisor as consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended March 31, 2018:

	Class A		Class C
2018 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
January	—	$—	—	$—	N/A	N/A
February	—	—	—	—	N/A	N/A
March	450,456	8.21	133,781	8.21	N/A	N/A
Total	450,456		133,781
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended March 31, 2018, we received 93 and 35 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemptions requests that we received during the three months ended March 31, 2018. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV.

CPA:18 – Global 3/31/2018 10-Q – 54

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CPA:18 – Global 3/31/2018 10-Q – 55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	May 15, 2018
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 15, 2018
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

CPA:18 – Global 3/31/2018 10-Q – 56

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith