Form 10-Q
period 2018-06-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2018-08-10
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Registrant has 113,956,225 shares of Class A common stock, $0.001 par value, and 31,713,872 shares of Class C common stock, $0.001 par value, outstanding at August 3, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws.

These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the amount and timing of any future dividends; statements regarding our corporate strategy and underlying assumptions about our portfolio (e.g. occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), possible new acquisitions and dispositions, and our international exposure and acquisition volume; our future capital expenditure levels, including any plans to fund our future liquidity needs, and future leverage and debt service obligations; our capital structure; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT, and the recently adopted Tax Cuts and Jobs Act in the United States; the impact of recently issued accounting pronouncements; other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; and the general economic outlook. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations, or MFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 12, 2018, or the 2017 Annual Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the condensed consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA:18 – Global 6/30/2018 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,275,023	$1,263,172
Operating real estate — Land, buildings and improvements	568,601	566,489
Real estate under construction	195,122	134,366
Net investments in direct financing leases	41,648	39,957
In-place lease intangible assets	270,957	274,723
Other intangible assets	34,967	35,811
Investments in real estate	2,386,318	2,314,518
Accumulated depreciation and amortization	(282,588)	(252,067)
Net investments in real estate	2,103,730	2,062,451
Cash and cash equivalents	90,971	71,068
Accounts receivable and other assets, net	204,242	197,478
Total assets	$2,398,943	$2,330,997
Liabilities and Equity
Debt:
Non-recourse mortgages, net	$1,223,215	$1,129,432
Bonds payable, net	147,311	146,016
Debt, net	1,370,526	1,275,448
Accounts payable, accrued expenses and other liabilities	149,808	148,031
Due to affiliates	11,780	13,767
Distributions payable	21,967	21,686
Total liabilities	1,554,081	1,458,932
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 112,849,543 and 111,193,651 shares, respectively, issued and outstanding	113	110
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 31,410,984 and 31,189,137 shares, respectively, issued and outstanding	31	31
Additional paid-in capital	1,273,685	1,257,840
Distributions and accumulated losses	(453,823)	(420,005)
Accumulated other comprehensive loss	(40,749)	(33,212)
Total stockholders’ equity	779,257	804,764
Noncontrolling interests	65,605	67,301
Total equity	844,862	872,065
Total liabilities and equity	$2,398,943	$2,330,997

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2018 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Lease revenues:
Rental income	$28,456	$24,542	$57,013	$47,902
Interest income from direct financing leases	913	906	1,831	1,880
Total lease revenues	29,369	25,448	58,844	49,782
Operating real estate income	20,309	20,316	39,972	39,696
Other operating income	3,930	3,426	7,447	6,443
Other interest income	1,795	1,783	3,575	3,532
	55,403	50,973	109,838	99,453
Operating Expenses
Depreciation and amortization	16,892	18,728	34,524	37,679
Property expenses	10,190	10,209	20,024	18,418
Operating real estate expenses	8,220	8,448	16,379	16,482
General and administrative	1,800	1,752	3,445	3,481
Acquisition and other expenses	17	(7)	17	45
	37,119	39,130	74,389	76,105
Other Income and Expenses
Interest expense	(13,294)	(11,791)	(26,224)	(23,244)
Other gains and (losses)	(2,072)	9,459	5,920	12,121
Equity in losses of equity method investment in real estate	(235)	(254)	(559)	(353)
	(15,601)	(2,586)	(20,863)	(11,476)
Income before income taxes	2,683	9,257	14,586	11,872
Benefit from (provision for) income taxes	298	(1,123)	713	(1,193)
Net Income	2,981	8,134	15,299	10,679
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,830, $2,186, $4,735, and $3,861, respectively)	(3,315)	(2,350)	(5,306)	(4,274)
Net (Loss) Income Attributable to CPA:18 – Global	$(334)	$5,784	$9,993	$6,405
Class A Common Stock
Net (loss) income attributable to CPA:18 – Global	$(213)	$4,600	$7,901	$5,179
Basic and diluted weighted-average shares outstanding	113,010,970	109,533,769	112,564,943	108,998,427
Basic and diluted (loss) income per share	$—	$0.04	$0.07	$0.05
Distributions Declared Per Share	$0.1563	$0.1563	$0.3126	$0.3126

Class C Common Stock
Net (loss) income attributable to CPA:18 – Global	$(121)	$1,184	$2,092	$1,226
Basic and diluted weighted-average shares outstanding	31,593,597	31,030,596	31,517,919	30,898,107
Basic and diluted (loss) income per share	$—	$0.04	$0.07	$0.04
Distributions Declared Per Share	$0.1378	$0.1382	$0.2753	$0.2762

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2018 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$2,981	$8,134	$15,299	$10,679
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(22,582)	19,541	(11,005)	23,697
Realized and unrealized gain (loss) on derivative instruments	3,418	(3,824)	2,759	(4,281)
	(19,164)	15,717	(8,246)	19,416
Comprehensive (Loss) Income	(16,183)	23,851	7,053	30,095

Amounts Attributable to Noncontrolling Interests
Net income	(3,315)	(2,350)	(5,306)	(4,274)
Foreign currency translation adjustments	2,326	(2,265)	709	(2,795)
Comprehensive income attributable to noncontrolling interests	(989)	(4,615)	(4,597)	(7,069)
Comprehensive (Loss) Income Attributable to CPA:18 – Global	$(17,172)	$19,236	$2,456	$23,026

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2018 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2018 and 2017
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2018	111,193,651	$110	31,189,137	$31	$1,257,840	$(420,005)	$(33,212)	$804,764	$67,301	$872,065
Shares issued	2,008,147	2	625,174	1	22,012			22,015		22,015
Shares issued to affiliate	711,157	1			5,970			5,971		5,971
Contributions from noncontrolling interests								—	1,174	1,174
Distributions to noncontrolling interests								—	(7,467)	(7,467)
Distributions declared ($0.3126 and $0.2753 per share to Class A and Class C, respectively)						(43,811)		(43,811)		(43,811)
Net income						9,993		9,993	5,306	15,299
Other comprehensive loss:
Foreign currency translation adjustments							(10,296)	(10,296)	(709)	(11,005)
Realized and unrealized gain on derivative instruments							2,759	2,759		2,759
Repurchase of shares	(1,063,412)	—	(403,327)	(1)	(12,137)			(12,138)		(12,138)
Balance at June 30, 2018	112,849,543	$113	31,410,984	$31	$1,273,685	$(453,823)	$(40,749)	$779,257	$65,605	$844,862

Balance at January 1, 2017	107,460,081	$107	30,469,144	$30	$1,222,139	$(360,673)	$(61,704)	$799,899	$66,005	$865,904
Shares issued	2,133,836	2	687,204	1	22,276			22,279		22,279
Shares issued to affiliate	686,096	1			5,420			5,421		5,421
Contributions from noncontrolling interests								—	3,118	3,118
Distributions to noncontrolling interests								—	(8,261)	(8,261)
Distributions declared ($0.3126 and $0.2762 per share to Class A and Class C, respectively)						(42,611)		(42,611)		(42,611)
Net income						6,405		6,405	4,274	10,679
Other comprehensive income:
Foreign currency translation adjustments							20,902	20,902	2,795	23,697
Realized and unrealized loss on derivative instruments							(4,281)	(4,281)		(4,281)
Repurchase of shares	(822,433)	(1)	(127,524)	—	(7,348)			(7,349)		(7,349)
Balance at June 30, 2017	109,457,580	$109	31,028,824	$31	$1,242,487	$(396,879)	$(45,083)	$800,665	$67,931	$868,596

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2018 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$44,960	$43,091
Cash Flows — Investing Activities
Funding and advances for build-to-suit projects	(44,941)	(30,497)
Acquisitions of real estate, build-to-suit projects and direct financing leases	(37,985)	(27,331)
Proceeds from insurance settlements	7,074	3,895
Capital expenditures on real estate	(7,033)	(5,458)
Value added taxes refunded in connection with the acquisitions of real estate	3,374	12,050
Value added taxes paid in connection with acquisitions of real estate	(3,290)	(2,491)
Proceeds from repayment of notes receivable	2,546	—
Payment of deferred acquisition fees to an affiliate	(2,238)	(2,854)
Proceeds from sale of real estate	771	—
Other investing activities, net	12	(39)
Capital contributions to equity investment	(6)	(5,616)
Return of capital from equity investments	—	236
Net Cash Used in Investing Activities	(81,716)	(58,105)
Cash Flows — Financing Activities
Proceeds from mortgage financing	128,010	32,613
Distributions paid	(43,530)	(42,210)
Scheduled payments and prepayments of mortgage principal	(22,654)	(6,323)
Proceeds from issuance of shares	20,970	21,175
Repurchase of shares	(12,138)	(7,349)
Distributions to noncontrolling interests	(7,467)	(8,261)
Contributions from noncontrolling interests	1,174	2,339
Payment of deferred financing costs and mortgage deposits	(965)	(526)
Other financing activities, net	540	(43)
Proceeds from notes payable to affiliate	—	11,196
Repayment of notes payable to affiliate	—	(4,495)
Net Cash Provided by (Used in) Financing Activities	63,940	(1,884)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,690)	2,776
Net increase (decrease) in cash and cash equivalents and restricted cash	24,494	(14,122)
Cash and cash equivalents and restricted cash, beginning of period	90,183	93,741
Cash and cash equivalents and restricted cash, end of period	$114,677	$79,619

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2018 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership, or the Operating Partnership, and at June 30, 2018 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At June 30, 2018, our portfolio was comprised of full or partial ownership interests in 59 properties, substantially all of which were fully-occupied and triple-net leased to 100 tenants totaling 10.2 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 69 self-storage properties and 14 multi-family and student-housing properties totaling 6.7 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Multi-Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi-Family segment is comprised of our investments in six multi-family residential properties and eight student-housing developments. In addition, we have an All Other category that includes our notes receivable investments (Note 12). Our reportable business segments and All Other category are the same as our reporting units.

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through June 30, 2018, $133.6 million and $37.0 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan, or DRIP.

Note 2. Basis of Presentation

Basis of Presentation

Our interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States, or GAAP. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, which are included in the 2017 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

CPA:18 – Global 6/30/2018 10-Q – 7

Notes to Condensed Consolidated Financial Statements (Unaudited)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

Our condensed consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

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

At June 30, 2018, we considered 16 entities to be VIEs, 15 of which we consolidated as we are considered the primary beneficiary. At December 31, 2017, we considered 12 entities to be VIEs, 11 of which we consolidated. The following table presents a summary of selected financial data of the consolidated VIEs included in the condensed consolidated balance sheets (in thousands):

	June 30, 2018	December 31, 2017
Real estate — Land, buildings and improvements	$370,439	$373,954
Real estate under construction	171,872	107,732
In-place lease intangible assets	87,185	88,617
Other intangible assets	17,536	18,040
Accumulated depreciation and amortization	(61,354)	(54,592)
Cash and cash equivalents	10,585	5,030
Accounts receivable and other assets, net	34,167	33,219
Total assets	630,430	572,000

Non-recourse mortgages, net	$255,406	$218,267
Bonds payable, net	60,945	60,577
Accounts payable, accrued expenses and other liabilities	52,637	46,858
Total liabilities	368,988	325,702

At both June 30, 2018 and December 31, 2017, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of June 30, 2018 and December 31, 2017, the net carrying amount of this equity investment was $19.6 million and $20.9 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

CPA:18 – Global 6/30/2018 10-Q – 8

Notes to Condensed Consolidated Financial Statements (Unaudited)

At times, the carrying value of our equity investment may fall below zero for certain investments. We intend to fund our share of the jointly owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund the operating deficits. At both June 30, 2018 and December 31, 2017, our sole equity investment did not have a carrying value below zero.

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

In the second quarter of 2018, we reclassified notes receivable, equity investment in real estate, and goodwill to be included within Accounts receivable and other assets, net in our condensed consolidated balance sheets. Additionally, we reclassified deferred income taxes to be included within Accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets. Prior period balances have been reclassified to conform to the current period presentation.

The following table presents a summary of amounts included in Accounts receivable and other assets, net in the condensed consolidated financial statements (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable and other assets, net
Notes receivable (Note 5)	$63,954	$66,500
Accounts receivable, net	33,249	32,572
Goodwill (Note 6)	27,562	26,084
Restricted cash	23,706	19,115
Equity investment in real estate (Note 4)	19,594	20,919
Prepaid expenses	14,484	13,496
Other assets	21,693	18,792
	$204,242	$197,478

The following table presents a summary of amounts included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable, accrued expenses and other liabilities
Deferred income taxes	$61,619	$63,980
Accounts payable and accrued expenses	40,769	39,626
Deferred revenue	13,622	11,975
Intangible liabilities, net (Note 6)	10,393	11,009
Other liabilities	23,405	21,441
	$149,808	$148,031

CPA:18 – Global 6/30/2018 10-Q – 9

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Cash — In connection with our adoption of Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as described below, we revised our condensed consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements, and real estate taxes. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$90,971	$71,068
Restricted cash (a)	23,706	19,115
Total cash and cash equivalents and restricted cash	$114,677	$90,183
__________

(a)	Restricted cash is included within Accounts receivable and other assets, net on our condensed consolidated balance sheets.

Recent Accounting Pronouncements

Pronouncements Adopted as of June 30, 2018

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective transition method applied to any contracts not completed as of that date. There were no changes to the prior period presentations of revenue. Results of operations for reporting periods beginning January 1, 2018 are presented under Topic 606. The adoption of Topic 606 did not have a material impact on our condensed consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires all equity investments (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in the fair value recognized through net income. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our condensed consolidated financial statements.

CPA:18 – Global 6/30/2018 10-Q – 10

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies the scope and application of Accounting Standards Codification, or ASC, 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. Nonfinancial assets within the scope of this Subtopic include the sale of land, buildings and intangible assets. ASU 2017-05 further clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. We adopted this guidance for our interim and annual periods beginning January 1, 2018 and applied the modified retrospective transition method (applicable to any contracts not completed as of that date). The adoption of ASU 2017-05 did not have a material impact on our condensed consolidated financial statements.

Pronouncements to be Adopted after June 30, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract, the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely equivalent to the current model, with the distinction between operating, sales-type, and direct financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. ASU 2016-02 also replaces existing sale-leaseback guidance with a new model that requires symmetrical accounting between the seller-lessee and buyer-lessor. Additionally, ASU 2016-02 requires lessors to record costs paid directly by a lessee on behalf of a lessor (e.g., real estate taxes and insurance costs) on a gross basis and will require extensive quantitative and qualitative disclosures.

Early application is permitted for all entities. ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB, which allows lessors to combine non-lease components with related lease components if certain conditions are met. Further, in March 2018, the FASB approved, but has not yet finalized or issued, an update to allow lessors to make a policy election to record certain costs (e.g., insurance) paid directly by the lessee net, if the uncertainty regarding these variable amounts is not expected to ultimately be resolved. We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. ASU 2016-02 is expected to impact our condensed consolidated financial statements as we have certain operating office and land lease arrangements for which we are the lessee and also certain lease arrangements that include common area maintenance services (non-lease components) where we are the lessor. We are evaluating the impact of ASU 2016-02 and have not yet determined if it will have a material impact on our business or our condensed consolidated financial statements.

CPA:18 – Global 6/30/2018 10-Q – 11

Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our condensed consolidated financial statements, and will adopt the standard for the fiscal year beginning January 1, 2019.

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates (which excludes the annual distribution and shareholder servicing fee that impacts equity as further disclosed below the tables), in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amounts Included in the Condensed Consolidated Statements of Operations
Asset management fees	$3,151	$2,767	$6,025	$5,476
Available Cash Distributions	2,830	2,186	4,735	3,861
Personnel and overhead reimbursements	716	787	1,433	1,569
Director compensation	40	53	80	105
Interest expense on deferred acquisition fees, affiliate loan, and accretion of interest on annual distribution and shareholder servicing fee (a)	20	319	(42)	620
	$6,757	$6,112	$12,231	$11,631

Advisor Fees Capitalized
Current acquisition fees	$2,379	$—	$3,100	$1,393
Deferred acquisition fees	1,903	—	2,480	1,114
Capitalized personnel and overhead reimbursements	259	2	371	184
	$4,541	$2	$5,951	$2,691
__________

(a)
For the three and six months ended June 30, 2018 interest on the annual distribution and shareholder servicing fee is excluded as it is paid directly to selected dealers rather than through Carey Financial LLC, or Carey Financial, as discussed further below.

CPA:18 – Global 6/30/2018 10-Q – 12

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to affiliates in the condensed consolidated financial statements (in thousands):

	June 30, 2018	December 31, 2017
Due to Affiliates
Deferred acquisition fees, including accrued interest	$5,786	$6,693
Accounts payable and other	3,316	6,102
Current acquisition fees	1,652	—
Asset management fees payable	1,026	972
	$11,780	$13,767

Loans from WPC

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

As of June 30, 2018 and December 31, 2017, we had no loans outstanding to WPC.

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, per Class A share, which was $8.57 as of March 31, 2018. For the three and six months ended June 30, 2018 and the year ended December 31, 2017, our Advisor received its asset management fees in shares of our Class A common stock. At June 30, 2018, our Advisor owned 4,327,814 shares, or 3.0%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the condensed consolidated financial statements.

Annual Distribution and Shareholder Servicing Fee

Through June 30, 2017, Carey Financial, the wholly-owned subsidiary of our Advisor that was a registered broker-dealer, was entitled to receive an annual distribution and shareholder servicing fee from us in connection with our Class C common stock, which it may have re-allowed to selected dealers. Beginning with the payment for the third quarter of 2017 (paid during the first month of the fourth quarter of 2017) the annual distribution and shareholder servicing fees are paid directly to selected dealers rather than through Carey Financial. The amount of the annual distribution and shareholder servicing fee is 1.0% of the most recently published NAV of our Class C common stock. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources reaches 10.0% of the gross proceeds from our initial public offering, which it had not yet reached as of June 30, 2018. At June 30, 2018 and December 31, 2017, we recorded a liability of $4.8 million and $5.7 million, respectively, within Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

CPA:18 – Global 6/30/2018 10-Q – 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended June 30, 2018 and December 31, 2017. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the condensed consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year. During the year ended December 31, 2017, we overpaid acquisition fees to our Advisor totaling $0.7 million, and as a result, we recorded a reimbursement receivable from our Advisor for this amount and included it within Accounts receivable and other assets, net in our condensed consolidated financial statements. This amount was repaid to us during the period ended June 30, 2018.

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

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% and 2.0% for 2018 and 2017, respectively, of pro rata lease revenues for each year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the condensed consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

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

CPA:18 – Global 6/30/2018 10-Q – 14

Notes to Condensed Consolidated Financial Statements (Unaudited)

Available Cash Distributions

WPC’s interest in the Operating Partnership entitles it to receive distributions of up to 10.0% of the available cash generated by the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Available Cash Distributions are included in Net income attributable to noncontrolling interests in the condensed consolidated financial statements.

Jointly Owned Investments and Other Transactions with our Affiliates

At June 30, 2018, we owned interests ranging from 50% to 99% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate all of these joint ventures with exception to our sole equity investment (Note 4), which we account for under the equity method of accounting. Additionally, no other parties hold any rights that overcome our control. We account for the minority share of these investments as noncontrolling interests.

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Land	$204,198	$202,500
Buildings and improvements	1,070,825	1,060,672
Less: Accumulated depreciation	(101,331)	(87,886)
	$1,173,692	$1,175,286

During the six months ended June 30, 2018, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 2.8% to $1.1658 from $1.1993. As a result, the carrying value of our Real estate — land, buildings and improvements decreased by $17.5 million from December 31, 2017 to June 30, 2018.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $7.9 million and $6.7 million for the three months ended June 30, 2018 and 2017, respectively, and $15.8 million and $13.0 million for the six months ended June 30, 2018 and 2017, respectively.

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage and multi-family properties, is summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Land	$98,432	$98,429
Buildings and improvements	470,169	468,060
Less: Accumulated depreciation	(52,409)	(43,786)
	$516,192	$522,703

Depreciation expense on our operating real estate was $4.3 million and $4.5 million for the three months ended June 30, 2018 and 2017, respectively, and $8.7 million and $8.9 million for the six months ended June 30, 2018 and 2017, respectively.

CPA:18 – Global 6/30/2018 10-Q – 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Six Months Ended June 30, 2018
Beginning balance	$134,366
Capitalized funds	87,646
Placed into service	(25,900)
Foreign currency translation adjustments	(3,498)
Capitalized interest	2,508
Ending balance	$195,122

Capitalized Funds

We entered into the following build-to-suit investments during the six months ended June 30, 2018 (amounts based on the exchange rate of the euro on the date of acquisition):

•
$10.5 million to enter into a build-to-suit joint venture with a third party for a student-housing development site located in Barcelona, Spain on March 8, 2018. We acquired 99% of the equity in this investment at closing. This property is under construction and is currently projected to be completed in September 2019, at which point our total investment is expected to be approximately $28.5 million. Since we are responsible for substantially all of the economics but we proportionally have less voting rights, this investment is considered to be a VIE that we consolidate (Note 2);

•
$9.3 million to enter into a build-to-suit joint venture with a third party for a student-housing development site located in Coimbra, Portugal on June 11, 2018. We acquired 99% of the equity in this investment at closing. This property is under construction and is currently projected to be completed in September 2019, at which point our total investment is expected to be approximately $26.3 million. Since we are responsible for substantially all of the economics but we proportionally have less voting rights, this investment is considered to be a VIE that we consolidate (Note 2);

•
$13.1 million to enter into a build-to-suit project for a student-housing development site located in San Sebastian, Spain on June 14, 2018. This property is under construction and is currently projected to be completed in September 2020, at which point our total investment is expected to be approximately $36.7 million. As there is insufficient equity at risk, the investment is considered to be a VIE (Note 2); and

•
$13.1 million to enter into a build-to-suit project for a student-housing development site located in Barcelona, Spain on June 25, 2018. This property is under construction and is currently projected to be completed in September 2020, at which point our total investment is expected to be approximately $31.7 million. As there is insufficient equity at risk, the investment is considered to be a VIE (Note 2).

Ghana — On February 19, 2016, we entered into a build-to-suit joint venture with a third party for a university complex development site located in Accra, Ghana. As of June 30, 2018, total capitalized funds related to this investment were $32.5 million, inclusive of accrued construction costs of $0.9 million and the effect of recording deferred tax liabilities of $3.7 million.

At the time of the investment, the joint venture entered into an agreement for third-party financing in an amount up to $41.0 million from the Overseas Private Investment Corporation, or OPIC, a developmental finance institution of the U.S. Government, with an estimated interest rate based on the U.S. Treasury rate plus 300 basis points. The transaction, including the funding of this loan, was subject to the tenant obtaining a letter of credit, which did not occur, and as a result the tenant was in default under its concession agreement with us. Because of the tenant’s default, we terminated the concession agreement in May 2018, and therefore we will not pursue the completion of this project. We are currently pursuing appropriate remedies, including payment from the tenant or through our insurance policy. We had no amounts outstanding under this financing arrangement at June 30, 2018.

CPA:18 – Global 6/30/2018 10-Q – 16

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have evaluated this investment for impairment and probability-weighted different scenarios in estimating future undiscounted cash flows, including payment from the tenant or through our insurance policy. Because we believe there is a high probability that we will recover the full amount invested, we have not recorded any impairment charge in connection with this investment as of June 30, 2018, although recovery may take additional time. We will continue to monitor this investment for impairment.

During the six months ended June 30, 2018, total capitalized funds primarily related to our build-to-suit projects, which were comprised principally of initial funding of $47.9 million and construction draws of $39.7 million. Capitalized funds include accrued costs of $2.5 million, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, which totaled $2.5 million during the six months ended June 30, 2018 and is a non-cash investing activity.

Placed into Service

During the six months ended June 30, 2018, a total of $25.9 million was placed into service and reclassified to Real estate — land, buildings and improvements, principally related to the remaining portion of a substantially completed hotel, which is a non-cash investing activity.

Ending Balance

At June 30, 2018, we had eight open build-to-suit projects with aggregate unfunded commitments of approximately $181.7 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

Equity Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of four self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. Our ownership interest in the joint venture is 90%. As of June 30, 2018, the joint-venture partner had not purchased its 10% equity interest, which will be funded by the distributions it is eligible to receive upon properties being placed into service. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

At June 30, 2018 and December 31, 2017, our total equity investment balance for these properties was $19.6 million and $20.9 million, respectively, which is included in Accounts receivable and other assets, net in the condensed consolidated financial statements. At June 30, 2018 and December 31, 2017, the joint venture had total third-party recourse debt of $23.3 million and $21.5 million, respectively. At June 30, 2018, the unfunded commitments for the build-to-suit projects totaled approximately $20.2 million.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our notes receivable (which are included in Accounts receivable and other assets, net in the condensed consolidated financial statements) and our Net investments in direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the condensed consolidated financial statements.

Notes Receivable

Our notes receivable at December 31, 2017 consisted of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York (referred to as Cipriani) and a $38.5 million mezzanine loan collateralized by 27 retail stores in Minnesota, Wisconsin, and Iowa leased to Mills Fleet Farm Group LLC (referred to as Mills Fleet). We have and will continue to receive interest-only payments on each of these loans through maturity in July 2024 and October 2018, respectively.

CPA:18 – Global 6/30/2018 10-Q – 17

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2018, we received partial repayments for the Mills Fleet mezzanine loan totaling $2.5 million. As a result, the balances for the receivables at June 30, 2018 were $28.0 million and $36.0 million for Cipriani and Mills Fleet, respectively.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both June 30, 2018 and December 31, 2017, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the six months ended June 30, 2018. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables is updated quarterly.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
1	—	—	$—	$—
2	2	2	15,738	14,386
3	2	2	29,734	29,716
4	2	2	60,130	62,355
5	—	—	—	—
	0		$105,602	$106,457

Note 6. Intangible Assets and Liabilities

In-place lease intangibles are included in In-place lease intangible assets in the condensed consolidated financial statements. Below-market ground lease intangibles and above-market rent intangibles are included in Other intangible assets in the condensed consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

The following table presents a reconciliation of our goodwill, which is included in our Net Lease segment and included in Accounts receivable and other assets, net in the condensed consolidated financial statements (in thousands):

Six Months Ended June 30, 2018
Balance at January 1, 2018	$26,084
Other	1,629
Foreign currency translation	(151)
Balance at June 30, 2018	$27,562

CPA:18 – Global 6/30/2018 10-Q – 18

Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets and liabilities are summarized as follows (in thousands):

		June 30, 2018			December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	4 - 23	$270,957	$(123,210)	$147,747	$274,723	$(115,515)	$159,208
Below-market ground lease	30 - 99	22,362	(1,538)	20,824	23,000	(1,238)	21,762
Above-market rent	4 - 30	12,605	(4,100)	8,505	12,811	(3,642)	9,169
		305,924	(128,848)	177,076	310,534	(120,395)	190,139
Indefinite-Lived Intangible Assets
Goodwill		27,562	—	27,562	26,084	—	26,084
Total intangible assets		$333,486	$(128,848)	$204,638	$336,618	$(120,395)	$216,223

Finite-lived Intangible Liabilities
Below-market rent	5 - 30	$(15,423)	$5,133	$(10,290)	$(15,476)	$4,573	$(10,903)
Above-market ground lease	81	(108)	5	(103)	(110)	4	(106)
Total intangible liabilities		$(15,531)	$5,138	$(10,393)	$(15,586)	$4,577	$(11,009)

Net amortization of intangibles, including the effect of foreign currency translation, was $4.6 million and $7.5 million for the three months ended June 30, 2018 and 2017, respectively, and $9.9 million and $15.6 million for the six months ended June 30, 2018 and 2017, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income, amortization of below-market and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease intangibles is included in Depreciation and amortization expense in the condensed consolidated financial statements.

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

Derivative Assets — Our derivative assets, which are included in Accounts receivable and other assets, net in the condensed consolidated financial statements, are comprised of foreign currency forward contracts, interest rate swaps, interest rate caps, and foreign currency collars (Note 8). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

CPA:18 – Global 6/30/2018 10-Q – 19

Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements, are comprised of interest rate swaps and foreign currency collars (Note 8). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Rent Guarantees — Our rent guarantees, which are included in Accounts receivable and other assets, net in the condensed consolidated financial statements, are related to two of our international investments. These rent guarantees were measured at fair value using a discounted cash flow model, and were classified as Level 3 because the model uses unobservable inputs. At both June 30, 2018 and December 31, 2017, our rent guarantees had a fair value of $0.7 million. We determined the fair value of the rent guarantees based on an estimate of discounted cash flows using a discount rate that ranged from 7% to 9% and a growth rate that ranged from 1% to 2%, which are considered significant unobservable inputs. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. During the three and six months ended June 30, 2018, we recognized $0.5 million and $0.6 million, respectively, of mark-to-market gains related to these rent guarantees within Other income and expenses on our condensed consolidated financial statements. During the three and six months ended June 30, 2017, we recognized $0.4 million and $0.5 million, respectively, of mark-to-market gains related to these rent guarantees within Other income and expenses on our condensed consolidated financial statements.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and six months ended June 30, 2018 and 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our condensed consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt, net (a) (b)	3	$1,370,526	$1,387,730	$1,275,448	$1,301,844
Notes receivable (c) (d)	3	63,954	66,454	66,500	69,000
___________

(a)
Debt, net consists of Non-recourse mortgages, net and Bonds payable, net. At June 30, 2018 and December 31, 2017, the carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $7.5 million and $7.0 million, respectively. At both June 30, 2018 and December 31, 2017, the carrying value of Bonds payable, net includes unamortized deferred financing costs of $0.8 million (Note 9).

(b)
We determined the estimated fair value of our Non-recourse mortgages, net and Bonds payable, net using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

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

(d)
During the six months ended June 30, 2018, we received partial repayments for the Mills Fleet mezzanine loan totaling $2.5 million. As a result, the balances for the notes receivable at June 30, 2018 were $28.0 million and $36.0 million for Cipriani and Mills Fleet, respectively (Note 5).

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2018 and December 31, 2017.

CPA:18 – Global 6/30/2018 10-Q – 20

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in its fair value and/or the net settlement of the derivative is reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our condensed consolidated financial statements. At both June 30, 2018 and December 31, 2017, no cash collateral had been posted or received for any of our derivative positions.

CPA:18 – Global 6/30/2018 10-Q – 21

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Foreign currency forward contracts	Accounts receivable and other assets, net	$2,217	$2,419	$—	$—
Interest rate swaps	Accounts receivable and other assets, net	1,509	553	—	—
Foreign currency collars	Accounts receivable and other assets, net	165	258	—	—
Interest rate caps	Accounts receivable and other assets, net	1	1	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,988)	(3,266)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(176)	(698)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(366)
Total		$3,892	$3,231	$(2,164)	$(4,330)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Foreign currency collars	$2,626	$(2,379)	$1,421	$(2,613)
Foreign currency forward contracts	427	(1,162)	(202)	(1,634)
Interest rate swaps	363	(277)	1,520	(32)
Interest rate caps	2	(6)	20	(2)
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	80	(23)	(46)	(33)
Foreign currency forward contracts	23	(88)	—	(107)
Total	$3,521	$(3,935)	$2,713	$(4,421)
___________

(a)
The effective portion of the changes in fair value and the settlement of these contracts is reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

CPA:18 – Global 6/30/2018 10-Q – 22

Notes to Condensed Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign currency forward contracts	Other gains and (losses)	$237	$334	$459	$690
Interest rate swaps	Interest expense	(76)	(176)	(159)	(387)
Foreign currency collars	Other gains and (losses)	(26)	77	(180)	169
Interest rate caps	Interest expense	(8)	(10)	(39)	(15)
Total		$127	$225	$81	$457

Amounts reported in Other comprehensive (loss) income related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. At June 30, 2018, we estimated that less than $0.1 million and an additional $0.6 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign currency collars	Other gains and (losses)	$56	$(25)	$(95)	$(45)
Interest rate swaps	Interest expense	(41)	27	(47)	(22)
Derivatives in Cash Flow Hedging Relationships (a)
Foreign currency collars	Other gains and (losses)	(5)	(5)	(15)	(4)
Interest rate swaps	Interest expense	(1)	7	5	10
Total		$9	$4	$(152)	$(61)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

CPA:18 – Global 6/30/2018 10-Q – 23

Notes to Condensed Consolidated Financial Statements (Unaudited)

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at June 30, 2018 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2018 (a)
Interest rate swaps	9	94,283	USD	$1,374
Interest rate swap	1	10,025	EUR	(41)
Interest rate cap	2	11,300	USD	1
				$1,334
___________

(a)	Fair value amount is based on the exchange rate of the euro at June 30, 2018, as applicable.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the Norwegian krone. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent that there is a difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other gains and (losses) in the condensed consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2018 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2018
Designated as Cash Flow Hedging Instruments
Foreign currency collars	48	31,964	EUR	$(1,789)
Foreign currency forward contracts	19	7,375	EUR	1,598
Foreign currency forward contracts	13	20,293	NOK	559
Foreign currency collars	24	49,470	NOK	(79)
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	2	4,504	NOK	60
Foreign currency collars	3	16,750	NOK	45
				$394

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2018. At June 30, 2018, our total credit exposure was $3.1 million and the maximum exposure to any single counterparty was $1.8 million.

CPA:18 – Global 6/30/2018 10-Q – 24

Notes to Condensed Consolidated Financial Statements (Unaudited)

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2018, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.2 million and $4.4 million at June 30, 2018 and December 31, 2017, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2018 or December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.3 million and $4.5 million, respectively.

Note 9. Debt, net

Debt, net consists of Non-recourse mortgages, net and Bonds payable, net, which are collateralized by the assignment of real estate properties. At June 30, 2018, our debt bore interest at fixed annual rates ranging from 1.6% to 5.8% and variable contractual annual rates ranging from 1.6% to 8.0%, with maturity dates ranging from 2018 to 2039.

Financing Activity During 2018

On May 9, 2018, we obtained a $34.0 million term loan encumbering seven self-storage properties located in Southern California.  The properties were encumbered by a first mortgage loan in the amount of $16.4 million, which was paid in full on the same date using a portion of the proceeds from the term loan.  The term loan bears an annual fixed interest rate of 4.5%, with a term to maturity of three years. We have two options to extend the maturity date, each by an additional year. The principal balance is due at maturity and interest is payable monthly.

On February 13, 2018, we obtained a construction loan of $48.8 million for a student-housing development project located in Portsmouth, United Kingdom (based on the exchange rate of the British pound sterling at the date of acquisition). The loan bears a variable interest rate for outstanding drawn balances, with a term to maturity of 1.8 years and an interest rate of 6.0% as of June 30, 2018. We had drawn $29.1 million on the construction loan (based on the exchange rate of the British pound sterling at the date of each drawdown) as of June 30, 2018.

During the six months ended June 30, 2018, we had additional drawdowns of $14.1 million (based on the exchange rate of the British pound sterling at the date of each drawdown) on a construction loan related to a student-housing development project located in Cardiff, United Kingdom. The loan bears an annual interest rate of 7.5% plus the London Interbank Offered Rate, or LIBOR, for outstanding drawn balances, with a term to maturity of two years. Additionally, we drew down $52.4 million (based on the exchange rate of the euro at the date of drawdown) on the non-recourse mortgage loan for a completed build-to-suit hotel in Munich, Germany. The loan bears an annual interest rate of 2.8%, with a term to maturity of 5.4 years.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder)	$9,084
2019	58,138
2020	124,786
2021	206,022
2022	195,229
Thereafter through 2039	785,278
Total principal payments	1,378,537
Unamortized deferred financing costs	(8,250)
Unamortized discount, net	239
Total	$1,370,526

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2018.

CPA:18 – Global 6/30/2018 10-Q – 25

Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying value of our Non-recourse mortgages, net and Bonds payable, net decreased by $13.7 million in the aggregate from December 31, 2017 to June 30, 2018, reflecting the impact of the strengthening of the U.S. dollar relative to certain foreign currencies (primarily the euro) during the same period.

Debt Covenants

As of December 31, 2017, we had repaid a total of $1.8 million (amount is based on the exchange rate of the euro as of the date of repayments) of principal on our Agrokor mortgage loan as a result of a debt service coverage ratio covenant breach. The covenant breach will be cured once the net operating income for the related property exceeds the amount set forth in the related loan agreement. As of June 30, 2018, less than $0.1 million of additional payments have been made on the loan principal. As Agrokor is currently in financial distress, there is uncertainty regarding future rent collections (Note 12) and whether the default can be cured.

As of December 31, 2017, we were in breach of a loan-to-value covenant on one of our bonds payable. On June 14, 2018, we entered into a pledge agreement with the bondholders to cure the covenant breach, pursuant to which we deposited $5.6 million (based on the exchange rate for the Norwegian krone on the date of deposit) in a bank account and granted a first priority interest in, and pledged the account to, the bondholders. The pledge of the account to the bondholders will stay in effect until the loan-to-value ratio is within the threshold set forth in the bond agreement or until the bonds are paid in full. There were no changes to the amounts or timing of scheduled interest and principal payments. The balance in the pledged account, based on the exchange rate as of June 30, 2018, was $5.5 million and is included as restricted cash within Accounts receivable and other assets, net on our condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

At June 30, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA:18 – Global 6/30/2018 10-Q – 26

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Net (Loss) Income Per Share and Equity

Basic and Diluted (Loss) Income Per Share

The following table presents net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Net (Loss) Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share
Class A common stock	113,010,970	$(213)	$—	109,533,769	$4,600	$0.04
Class C common stock	31,593,597	(121)	—	31,030,596	1,184	0.04
Net (loss) income attributable to CPA:18 – Global		$(334)			$5,784

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share
Class A common stock	112,564,943	$7,901	$0.07	108,998,427	$5,179	$0.05
Class C common stock	31,517,919	2,092	0.07	30,898,107	1,226	0.04
Net income attributable to CPA:18 – Global		$9,993			$6,405

The allocation of Net (loss) income attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For both the three and six months ended June 30, 2018, the allocation of net (loss) income for our Class A common stock excluded $0.1 million of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability, which is only applicable to our Class C common stock (Note 3). For the three and six months ended June 30, 2017, the allocation of net income for our Class A common stock excluded $0.1 million and $0.2 million, respectively, of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability (Note 3).

Distributions

Distributions are declared at the discretion of our board of directors and are not guaranteed. For the three months ended June 30, 2018, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1378 per share for our Class C common stock, which was paid on July 16, 2018 to stockholders of record on June 29, 2018, in the amount of $22.0 million.

CPA:18 – Global 6/30/2018 10-Q – 27

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,741)	$(22,170)	$(23,911)
Other comprehensive loss before reclassifications	3,545	(22,582)	(19,037)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(211)	—	(211)
Interest expense	84	—	84
Net current-period other comprehensive loss	3,418	(22,582)	(19,164)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	2,326	2,326
Ending balance	$1,677	$(42,426)	$(40,749)

	Three Months Ended June 30, 2017
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,130	$(63,665)	$(58,535)
Other comprehensive income before reclassifications	(3,599)	19,541	15,942
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(411)	—	(411)
Interest expense	186	—	186
Net current-period other comprehensive income	(3,824)	19,541	15,717
Net current-period other comprehensive income attributable to noncontrolling interests	—	(2,265)	(2,265)
Ending balance	$1,306	$(46,389)	$(45,083)

CPA:18 – Global 6/30/2018 10-Q – 28

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,082)	$(32,130)	$(33,212)
Other comprehensive loss before reclassifications	2,840	(11,005)	(8,165)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(279)	—	(279)
Interest expense	198	—	198
Net current-period other comprehensive loss	2,759	(11,005)	(8,246)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	709	709
Ending balance	$1,677	$(42,426)	$(40,749)

	Six Months Ended June 30, 2017
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,587	$(67,291)	$(61,704)
Other comprehensive income before reclassifications	(3,824)	23,697	19,873
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(859)	—	(859)
Interest expense	402	—	402
Net current-period other comprehensive income	(4,281)	23,697	19,416
Net current-period other comprehensive income attributable to noncontrolling interests	—	(2,795)	(2,795)
Ending balance	$1,306	$(46,389)	$(45,083)

See Note 8 for additional information on our derivative activity recognized within Other comprehensive (loss) income for the periods presented.

CPA:18 – Global 6/30/2018 10-Q – 29

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Segment Reporting

We operate in three reportable business segments: Net Lease, Self Storage, and Multi-Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi-Family segment is comprised of our investments in six multi-family residential properties and eight student-housing developments. In addition, we have an All Other category that includes our notes receivable investments. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Lease
Revenues (a)	$33,299	$28,882	$66,291	$56,252
Operating expenses (b) (c)	(19,307)	(18,319)	(38,426)	(34,355)
Interest expense	(9,002)	(6,999)	(17,860)	(13,994)
Other income and (expenses), excluding interest expense	1,555	540	5,906	745
Benefit from (provision for) income taxes	88	(705)	233	(639)
Net income attributable to noncontrolling interests	(485)	(198)	(579)	(436)
Net income attributable to CPA:18 – Global	$6,148	$3,201	$15,565	$7,573
Self Storage
Revenues	$14,398	$13,856	$28,371	$27,049
Operating expenses	(8,762)	(11,663)	(18,111)	(23,752)
Interest expense	(3,288)	(3,039)	(6,382)	(6,044)
Other income and (expenses), excluding interest expense (d)	(266)	(308)	(745)	(406)
Provision for income taxes	(28)	(48)	(55)	(125)
Net income (loss) attributable to CPA:18 – Global	$2,054	$(1,202)	$3,078	$(3,278)
Multi-Family
Revenues	$5,911	$6,452	$11,601	$12,620
Operating expenses	(4,194)	(4,554)	(8,356)	(8,880)
Interest expense	(923)	(1,434)	(1,828)	(2,586)
Other income and (expenses), excluding interest expense	151	3	152	4
Benefit from (provision for) income taxes	47	(200)	60	(227)
Net loss attributable to noncontrolling interests	—	34	8	23
Net income attributable to CPA:18 – Global	$992	$301	$1,637	$954
All Other
Revenues	$1,795	$1,783	$3,575	$3,532
Operating expenses	(1)	(2)	(2)	(10)
Net income attributable to CPA:18 – Global	$1,794	$1,781	$3,573	$3,522
Corporate
Unallocated Corporate Overhead (e)	$(8,492)	$3,889	$(9,125)	$1,495
Net income attributable to noncontrolling interests — Available Cash Distributions	$(2,830)	$(2,186)	$(4,735)	$(3,861)
Total Company
Revenues	$55,403	$50,973	$109,838	$99,453
Operating expenses	(37,119)	(39,130)	(74,389)	(76,105)
Interest expense	(13,294)	(11,791)	(26,224)	(23,244)
Other income and (expenses), excluding interest expense	(2,307)	9,205	5,361	11,768
Benefit from (provision for) income taxes	298	(1,123)	713	(1,193)
Net income attributable to noncontrolling interests	(3,315)	(2,350)	(5,306)	(4,274)
Net (loss) income attributable to CPA:18 – Global	$(334)	$5,784	$9,993	$6,405

CPA:18 – Global 6/30/2018 10-Q – 30

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Total Assets
	June 30, 2018	December 31, 2017
Net Lease	$1,546,102	$1,572,437
Self Storage	394,704	398,944
Multi-Family	349,605	256,875
Corporate	44,161	35,812
All Other	64,371	66,929
Total Company	$2,398,943	$2,330,997
__________

(a)
We recognized straight-line rent adjustments of $1.2 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $2.5 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively, which increased Lease revenues within our condensed consolidated financial statements for each period.

(b)
In April 2017, the Croatian government passed a special law assisting the restructuring of companies considered of systemic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of these financial difficulties and uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $2.1 million and $1.0 million during the six months ended June 30, 2018 and 2017, respectively. In July 2018, the creditors of Agrokor reached a settlement plan to attempt to restructure the company, but as of the date of this Report, we are unable to assess the potential impact of that plan on this investment.

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

CPA:18 – Global 6/30/2018 10-Q – 31

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

Significant Developments

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt, all provided by an independent third party, as well as other adjustments. Since the quarterly NAV estimates are not based on a full appraisal of the entire portfolio, to the extent any estimated NAV per share adjustments are within 1% of the previously disclosed NAV per share, the quarterly NAV per share will remain unchanged. We monitor properties not appraised during the quarter to identify ones that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. The majority of our costs associated with development projects (which are not yet generating income) are included in Real estate under construction in our condensed consolidated financial statements and totaled approximately $195.1 million as of June 30, 2018. Our NAVs as of March 31, 2018 were $8.57 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated May 30, 2018 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of June 30, 2018 during the third quarter of 2018.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. At June 30, 2018, the liability balance for the distribution and shareholder servicing fee was $4.8 million.

CPA:18 – Global 6/30/2018 10-Q – 32

Financial Highlights

During the six months ended June 30, 2018, we completed the following, as further described in the condensed consolidated financial statements.

Acquisition and Financing Activity

We entered into four new student-housing build-to-suit transactions for an aggregate amount of $123.2 million (amount based on the exchange rate of the euro on the respective acquisition dates), inclusive of unfunded future commitments and acquisition related costs and fees.

We obtained a construction loan of $48.8 million, and drew down $29.1 million, for a student-housing development project located in Portsmouth, United Kingdom (based on the exchange rate of the British pound sterling at the date of acquisition and drawdowns, respectively). In addition, we drew down $66.5 million (based on the exchange rate of the euro and British pound sterling at the date of the respective drawdowns) from third-party non-recourse financings related to two of our build-to-suit investments. We also obtained a $34.0 million term loan encumbering seven self-storage properties located in Southern California and used a portion of the proceeds to repay the existing mortgage loan encumbering those properties of $16.4 million (Note 9).

Consolidated Results

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$55,403	$50,973	$109,838	$99,453
Acquisition and other expenses	17	(7)	17	45
Net (loss) income attributable to CPA:18 – Global	(334)	5,784	9,993	6,405

Cash distributions paid	21,844	21,215	43,530	42,210

Net cash provided by operating activities (a)			44,960	43,091
Net cash used in investing activities (a)			(81,716)	(58,105)
Net cash provided by (used in) financing activities (a)			63,940	(1,884)

Supplemental financial measures (b):
FFO attributable to CPA:18 – Global	15,153	23,072	41,573	41,154
MFFO attributable to CPA:18 – Global	16,392	12,796	33,959	27,695
Adjusted MFFO attributable to CPA:18 – Global	15,995	13,350	33,090	28,861
__________

(a)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the condensed consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities, Net cash used in investing activities, and Net cash provided by financing activities within our condensed consolidated statements of cash flows for the six months ended June 30, 2017, as described in Note 2.

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

CPA:18 – Global 6/30/2018 10-Q – 33

Revenues and Net Income Attributable to CPA:18 – Global

Total revenues increased for the three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily as a result of the accretive impact of our investments acquired or placed into service during 2017 and 2018 and the positive effect of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Net (loss) income attributable to CPA:18 – Global was a net loss for the three months ended June 30, 2018 and net income for the same period in 2017, primarily due to a decrease in foreign currency gains relating to our short-term intercompany loans at our international investments and an increase in interest expense. This was partially offset by an increase in revenue as well as a decrease in depreciation and amortization expense as certain self-storage in-place lease intangible assets fully amortized subsequent to June 30, 2017. Lastly, there was a gain recognized during the three months ended June 30, 2018 related to the insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017.

Net income attributable to CPA:18 – Global increased for the six months ended June 30, 2018 compared to the same period in 2017, as a result of an increase in revenue as well as a decrease in depreciation and amortization expense as certain self-storage in-place lease intangible assets fully amortized subsequent to June 30, 2017. Additional improvements to Net income attributable to CPA:18 – Global resulted from a gain recognized during the six months ended June 30, 2018 related to the insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017. These improvements were partially offset by a decrease in foreign currency gains relating to our short-term intercompany loans at our international investments and an increase in interest expense.

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO decreased for the three months ended June 30, 2018 as compared to the same period in 2017, primarily as a result of foreign currency losses relating to our short-term intercompany loans at our international investments, partially offset by the accretive impact of our investments acquired or placed into service in 2017 and 2018 as well as the gain recognized on insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017. FFO was relatively unchanged for the six months ended June 30, 2018 compared to the same period in 2017, as foreign currency losses for the period were substantially offset by the accretive impact of our investments acquired or placed into service in 2017 and 2018 as well as the gain recognized on insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017.

MFFO and Adjusted MFFO increased for the three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily as a result of the accretive impact of our investments acquired or placed into service during 2017 and 2018, partially offset by an increase in interest expense.

CPA:18 – Global 6/30/2018 10-Q – 34

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

Portfolio Summary

	June 30, 2018	December 31, 2017
Number of net-leased properties (a)	59	59
Number of operating properties (b)	83	79
Number of tenants (a)	100	98
Total square footage (in thousands)	16,866	16,873
Occupancy — Single-tenant	98.3%	99.7%
Occupancy — Multi-tenant	96.1%	92.4%
Occupancy — Self-storage	92.1%	89.2%
Occupancy — Multi-family	92.3%	90.9%
Weighted-average lease term — Single-tenant properties (in years)	10.5	11.1
Weighted-average lease term — Multi-tenant properties (in years)	6.8	7.1
Number of countries	13	12
Total assets (consolidated basis in thousands)	$2,398,943	$2,330,997
Net investments in real estate (consolidated basis in thousands)	2,103,730	2,062,451
Debt, net — pro rata (in thousands)	1,279,005	1,184,896

	Six Months Ended June 30,
(dollars in thousands, except exchange rates)	2018	2017
Acquisition volume — consolidated (c)	$123,996	$39,363
Acquisition volume — pro rata (d)	123,218	56,182
Financing obtained — consolidated	129,616	44,159
Financing obtained — pro rata	128,406	47,138
Average U.S. dollar/euro exchange rate	1.2108	1.0821
Average U.S. dollar/Norwegian krone exchange rate	0.1262	0.1180
Average U.S. dollar/British pound sterling exchange rate	1.3764	1.2582
Change in the U.S. CPI (e)	2.2%	1.5%
Change in the Harmonized Index of Consumer Prices (e)	1.2%	0.6%
Change in the Norwegian CPI (e)	2.2%	1.3%
__________

(a)
Represents our single-tenant and multi-tenant properties, including the build-to-suit project located in Accra, Ghana which we recently terminated (Note 4), and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum ABR for the property. See Terms and Definitions below for a description of ABR.

(b)
At June 30, 2018, our operating portfolio consisted of 69 self-storage properties and 14 multi-family properties (including eight student-housing properties), all of which are managed by third parties. Our operating portfolio also includes self-storage and multi-family build-to-suit projects.

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

CPA:18 – Global 6/30/2018 10-Q – 35

(e)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or U.S. CPI, or similar indices in the jurisdictions where the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at June 30, 2018. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent
Fentonir Trading & Investments Limited (a)	Hotel	Hotel, Gaming, and Leisure	Munich and Stuttgart, Germany	$7,583	8%
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	6,000	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	5,957	6%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	5,165	5%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,723	5%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	4,399	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	3,932	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	3,766	4%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,695	4%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	3,512	4%
Total				$48,732	51%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

Portfolio Diversification by Geography
(dollars in thousands)

Region	ABR	Percent
United States
Midwest	$22,509	23%
South	11,689	12%
East	3,483	4%
West	429	—%
U.S. Total	38,110	39%

International
The Netherlands	15,121	16%
Norway	13,574	14%
Germany	11,014	11%
Mauritius	5,165	5%
Poland	4,453	5%
United Kingdom	3,567	4%
Croatia	2,854	3%
Slovakia	2,445	3%
International Total	58,193	61%
Total	$96,303	100%

CPA:18 – Global 6/30/2018 10-Q – 36

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	ABR	Percent
Office	$46,991	49%
Hotel	14,593	15%
Industrial	12,933	13%
Warehouse	12,590	13%
Retail	9,196	10%
Total	$96,303	100%

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Hotel, Gaming, and Leisure	$14,621	15%
Banking	10,399	11%
Sovereign and Public Finance	7,158	8%
Grocery	6,786	7%
Containers, Packaging, and Glass	5,956	6%
Retail	5,301	6%
Capital Equipment	5,071	5%
Insurance	4,678	5%
Utilities: Electric	4,080	4%
Oil and Gas	3,885	4%
Business Services	3,526	4%
Metals and Mining	3,393	4%
Media: Advertising, Printing, and Publishing	3,299	3%
High Tech Industries	3,284	3%
Healthcare and Pharmaceuticals	2,501	3%
Consumer Services	2,091	2%
Automotive	2,009	2%
Construction and Building	1,805	2%
Non-Durable Consumer Goods	1,289	1%
Telecommunications	1,063	1%
Electricity	1,042	1%
Wholesale	1,042	1%
Other (a)	2,024	2%
Total	$96,303	100%
__________

(a)	Includes ABR from tenants in the following industries: cargo transportation, durable consumer goods and environmental industries.

CPA:18 – Global 6/30/2018 10-Q – 37

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a) (b)	Number of Leases Expiring	ABR	Percent
Remaining 2018	5	$353	—%
2019	7	1,159	1%
2020	7	1,265	1%
2021	6	1,349	1%
2022	8	2,117	2%
2023	16	15,661	16%
2024	10	5,151	5%
2025	9	7,028	7%
2026	8	6,865	7%
2027	8	6,220	7%
2028	5	5,280	6%
2029	4	9,090	10%
2030	6	4,364	5%
2031	4	5,090	5%
Thereafter (>2031)	14	25,311	27%
Total	117	$96,303	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent pro rata ABR of $3.6 million.

CPA:18 – Global 6/30/2018 10-Q – 38

Operating Properties

At June 30, 2018, our operating portfolio consisted of 69 self-storage properties, which had an average occupancy rate of 92.1%, and 14 multi-family properties (including eight student-housing developments), which had an average occupancy rate of 92.3%. At June 30, 2018, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	23	2,277
Texas	13	1,201
California	10	860
Georgia	5	593
Nevada	3	243
Delaware	3	241
North Carolina	2	403
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
Washington, D.C.	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	71	6,523
Canada (a)	4	150
Spain (b)	4	—
United Kingdom (c)	3	—
Portugal (d)	1	—
International Total	12	150
Total	83	6,673
__________

(a)
Includes three build-to-suit projects for self-storage facilities that are unconsolidated investments and are included in Accounts receivable and other assets, net in the condensed consolidated financial statements.

(b)	Includes four build-to-suit projects for student-housing developments.

(c)	Includes three build-to-suit projects for student-housing developments.

(d)	Includes one build-to-suit project for a student-housing development.

CPA:18 – Global 6/30/2018 10-Q – 39

Build-to-Suit and Development Projects

As of June 30, 2018, we had the following consolidated development projects, including joint ventures, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)
Q3 2018	Student Housing	Portsmouth, United Kingdom	97.0%	1	126,807	$64,567	$46,544
Q3 2018	Student Housing	Cardiff, United Kingdom	94.5%	1	96,983	41,521	33,544
Q2 2019	Student Housing	Barcelona, Spain	98.7%	1	112,980	24,703	10,646
Q3 2019	Student Housing	Coimbra, Portugal	98.5%	1	135,076	25,757	7,814
Q2 2020	Student Housing	Swansea, United Kingdom (d)	94.5%	1	176,496	48,646	9,364
Q2 2020	Student Housing	Malaga, Spain	100.0%	1	88,878	40,613	4,840
Q3 2020	Student Housing	San Sebastian, Spain	100.0%	1	126,075	35,281	9,678
Q3 2020	Student Housing	Barcelona, Spain	100.0%	3	77,504	30,586	10,765
N/A (e)	Office/Student Housing	Accra, Ghana (e)	100.0%	6	506,537	27,956	27,956
				16	1,447,336	$339,630	161,151
Third-party contributions (f)							(1,345)
Total							$159,806
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)
Amounts related to certain of our build-to-suit projects are denominated in a foreign currency. For these projects, amounts are based on their respective exchange rates as of June 30, 2018, where applicable.

(c)	Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)	Amount funded for the project includes $7.3 million of prepaid ground lease rent that is included in Accounts receivable and other assets, net on our condensed consolidated balance sheets.

(e)
On February 19, 2016, the joint venture entered into an agreement for third-party financing in an amount up to $41.0 million from OPIC. The transaction, including the funding of this loan, was subject to the tenant obtaining a letter of credit, which did not occur, and as a result the tenant was in default under its concession agreement with us. Because of the tenant’s default, we terminated the concession agreement in May 2018, and therefore we will not pursue the completion of this project (Note 4).

(f)	Amount represents the funds contributed from our joint-venture partners.

As of June 30, 2018, we had the following unconsolidated joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location (a)	Ownership Percentage (b)	Number of Buildings	Square Footage	Estimated Project Totals (c)	Amount Funded (c)
Q4 2018	Self Storage	Toronto, Canada	89.9%	1	119,000	$15,945	$9,784
Q4 2018	Self Storage	Vaughan, Canada	90.0%	1	105,150	14,864	12,609
Q1 2020	Self Storage	Vaughan, Canada	90.0%	1	95,475	14,642	2,884
				3	319,625	$45,451	$25,277
__________

(a)	These properties all relate to an unconsolidated investment, which we account for under the equity method of accounting.

CPA:18 – Global 6/30/2018 10-Q – 40

(b)
Represents our expected ownership percentage upon the completion of each respective development project. As of June 30, 2018, the joint-venture partner had not yet purchased its 10% equity interest, which will be funded by the distributions it is eligible to receive upon the properties being placed into service.

(c)
Amounts related to our Canadian build-to-suit projects are denominated in Canadian dollars, which have been partially funded with third-party financing. For these projects, U.S. dollar amounts are based on their respective exchange rate as of June 30, 2018.

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of June 30, 2018. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

CPA:18 – Global 6/30/2018 10-Q – 41

Results of Operations

We evaluate our results of operations with a focus on: (i) our ability to generate the cash flow necessary to meet our objectives of funding distributions to stockholders and (ii) increasing the value of our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net (loss) income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

The following table presents the comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues
Lease revenues	$29,369	$25,448	$3,921	$58,844	$49,782	$9,062
Operating real estate income	20,309	20,316	(7)	39,972	39,696	276
Reimbursable tenant costs	3,724	3,201	523	7,046	6,167	879
Interest income and other	2,001	2,008	(7)	3,976	3,808	168
	55,403	50,973	4,430	109,838	99,453	10,385
Operating Expenses
Depreciation and amortization:
Net-leased properties	12,408	11,009	1,399	24,832	21,616	3,216
Operating properties	4,484	7,719	(3,235)	9,692	16,063	(6,371)
	16,892	18,728	(1,836)	34,524	37,679	(3,155)
Property expenses:
Operating properties	8,220	8,448	(228)	16,379	16,482	(103)
Reimbursable tenant costs	3,724	3,201	523	7,046	6,167	879
Net-leased properties	3,315	4,241	(926)	6,953	6,775	178
Asset management fees	3,151	2,767	384	6,025	5,476	549
	18,410	18,657	(247)	36,403	34,900	1,503
General and administrative	1,800	1,752	48	3,445	3,481	(36)
Acquisition and other expenses	17	(7)	24	17	45	(28)
	37,119	39,130	(2,011)	74,389	76,105	(1,716)
Other Income and Expenses
Interest expense	(13,294)	(11,791)	(1,503)	(26,224)	(23,244)	(2,980)
Other gains and (losses)	(2,072)	9,459	(11,531)	5,920	12,121	(6,201)
Equity in losses of equity method investment in real estate	(235)	(254)	19	(559)	(353)	(206)
	(15,601)	(2,586)	(13,015)	(20,863)	(11,476)	(9,387)
Income before income taxes	2,683	9,257	(6,574)	14,586	11,872	2,714
Benefit from (provision for) income taxes	298	(1,123)	1,421	713	(1,193)	1,906
Net Income	2,981	8,134	(5,153)	15,299	10,679	4,620
Net income attributable to noncontrolling interests	(3,315)	(2,350)	(965)	(5,306)	(4,274)	(1,032)
Net (Loss) Income Attributable to CPA:18 – Global	$(334)	$5,784	$(6,118)	$9,993	$6,405	$3,588

Lease Composition and Leasing Activities

As of June 30, 2018, approximately 52.4% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 42.7% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 2.5% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro.

CPA:18 – Global 6/30/2018 10-Q – 42

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to Net (loss) income attributable to CPA:18 – Global (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Existing Net-Leased Properties
Lease revenues	$25,261	$24,465	$796	$50,753	$48,773	$1,980
Depreciation and amortization	(11,038)	(10,669)	(369)	(21,774)	(21,260)	(514)
Property expenses	(2,610)	(3,003)	393	(5,586)	(5,470)	(116)
Property level contribution	11,613	10,793	820	23,393	22,043	1,350
Recently Acquired Net-Leased Properties
Lease revenues	4,108	983	3,125	8,091	1,009	7,082
Depreciation and amortization	(1,370)	(340)	(1,030)	(3,058)	(357)	(2,701)
Property expenses	(705)	(1,211)	506	(1,367)	(1,272)	(95)
Property level contribution	2,033	(568)	2,601	3,666	(620)	4,286
Existing Operating Properties
Revenues	20,309	19,595	714	39,972	38,305	1,667
Depreciation and amortization	(4,484)	(7,466)	2,982	(9,692)	(15,580)	5,888
Property expenses	(8,220)	(8,237)	17	(16,379)	(16,007)	(372)
Property level contribution	7,605	3,892	3,713	13,901	6,718	7,183
Properties Sold
Operating property revenues	—	721	(721)	—	1,391	(1,391)
Operating property expenses	—	(211)	211	—	(475)	475
Depreciation and amortization	—	(253)	253	—	(482)	482
Property expenses	—	(27)	27	—	(33)	33
Property level contribution	—	230	(230)	—	401	(401)
Property Level Contribution	21,251	14,347	6,904	40,960	28,542	12,418
Add other income:
Interest income and other	2,001	2,008	(7)	3,976	3,808	168
Less other expenses:
Asset management fees	(3,151)	(2,767)	(384)	(6,025)	(5,476)	(549)
General and administrative	(1,800)	(1,752)	(48)	(3,445)	(3,481)	36
Acquisition and other expenses	(17)	7	(24)	(17)	(45)	28
	18,284	11,843	6,441	35,449	23,348	12,101
Other Income and Expenses
Interest expense	(13,294)	(11,791)	(1,503)	(26,224)	(23,244)	(2,980)
Other gains and (losses)	(2,072)	9,459	(11,531)	5,920	12,121	(6,201)
Equity in losses of equity method investment in real estate	(235)	(254)	19	(559)	(353)	(206)
	(15,601)	(2,586)	(13,015)	(20,863)	(11,476)	(9,387)
Income before income taxes	2,683	9,257	(6,574)	14,586	11,872	2,714
Benefit from (provision for) income taxes	298	(1,123)	1,421	713	(1,193)	1,906
Net Income	2,981	8,134	(5,153)	15,299	10,679	4,620
Net income attributable to noncontrolling interests	(3,315)	(2,350)	(965)	(5,306)	(4,274)	(1,032)
Net (Loss) Income Attributable to CPA:18 – Global	$(334)	$5,784	$(6,118)	$9,993	$6,405	$3,588

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

CPA:18 – Global 6/30/2018 10-Q – 43

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2017. For the periods presented, there were 54 existing net-leased properties.

For the three months ended June 30, 2018 compared to the same period in 2017, property level contribution from existing net-leased properties increased by $0.8 million, primarily due to an increase in lease revenues of $0.8 million and a decrease in property expenses of $0.4 million, partially offset by an increase in depreciation and amortization expense of $0.4 million.

For the six months ended June 30, 2018 compared to the same period in 2017, property level contribution from existing net-leased properties increased by $1.4 million, primarily due to an increase in lease revenues of $2.0 million, partially offset by an increase in depreciation and amortization expense of $0.5 million.

The increases in lease revenues and depreciation and amortization expense for the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily due to the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2016. For the periods presented, there were five recently acquired net-leased properties, including the build-to-suit project located in Accra, Ghana which we recently terminated (Note 4).

For the three and six months ended June 30, 2018 compared to the same periods in 2017, property level contribution from recently acquired net-leased properties increased by $2.6 million and $4.3 million, respectively, primarily due to three build-to-suit projects that were placed into service after the second quarter of 2017.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2017. For the periods presented, there were 71 existing operating properties.

For the three months ended June 30, 2018 compared to the same period in 2017, property level contribution from existing operating properties increased by $3.7 million, primarily due to an increase in revenues of $0.7 million and a decrease in depreciation and amortization expense of $3.0 million.

For the six months ended June 30, 2018 compared to the same period in 2017, property level contribution from existing operating properties increased by $7.2 million, primarily due to an increase in revenues of $1.7 million and a decrease in depreciation and amortization expense of $5.9 million.

The increases in revenues in both periods were primarily due to increased market rents. The decreases in depreciation and amortization expense in both periods were primarily due to certain in-place lease intangible assets becoming fully amortized subsequent to June 30, 2017.

Properties Sold

In October 2017, we sold a student-housing property located in Reading, United Kingdom, which was previously classified as Operating real estate — land, buildings and improvements in the condensed consolidated financial statements.

Other Revenues and Expenses

Interest Income and Other

For both the three and six months ended June 30, 2018 compared to the same periods in 2017, interest income remained relatively flat.

CPA:18 – Global 6/30/2018 10-Q – 44

Asset Management Fees

For the three and six months ended June 30, 2018 compared to the same periods in 2017, asset management fees increased by $0.4 million and $0.5 million, respectively, primarily due to the increased fair market value of our assets as well as investment volume subsequent to the second quarter of 2017, which increased the asset base from which our Advisor earns a fee.

General and Administrative

For both the three and six months ended June 30, 2018 compared to the same periods in 2017, general and administrative expenses remained relatively flat.

Acquisition and Other Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 2). On January 1, 2017, we adopted ASU 2017-01 (Note 2), and as a result, all transaction costs incurred during the three and six months ended June 30, 2018 were capitalized since our acquisitions during the period were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions under this accounting standard.

For both the three and six months ended June 30, 2018 compared to the same periods in 2017, acquisition expenses remained relatively flat.

Interest Expense

Our interest expense is directly impacted by the mortgage loans or other financing obtained or assumed in connection with our investing activity (Note 9). For the three and six months ended June 30, 2018 compared to the same periods in 2017, interest expense increased by $1.5 million and $3.0 million, respectively, primarily due to an increase in mortgage and bond financing obtained in connection with our investing activity during the respective periods. Our average outstanding debt balance was $1.3 billion during both the three and six months ended June 30, 2018 and $1.2 billion during both the three and six months ended June 30, 2017. Our weighted-average interest rate was 3.9% during both the three and six months ended June 30, 2018 and 4.1% during both the three and six months ended June 30, 2017.

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

For the three months ended June 30, 2018, we recognized net other losses of $2.1 million, which were primarily comprised of $4.1 million of foreign currency losses, largely related to foreign currency losses recorded on our short-term intercompany loans at our international investments, partially offset by a $0.9 million gain recognized as a result of the insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017, $0.5 million of gains on rent guarantees (Note 7), and $0.4 million of gains on derivatives.

For the six months ended June 30, 2018, we recognized net other gains of $5.9 million, which were primarily comprised of a $5.3 million gain recognized as a result of the insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017, $0.6 million of gains on rent guarantees, and $0.3 million of gains on derivatives. These gains were partially offset by $0.5 million of realized and unrealized foreign currency losses.

CPA:18 – Global 6/30/2018 10-Q – 45

For the three months ended June 30, 2017, we recognized net other gains of $9.5 million, which were primarily comprised of $8.5 million of realized and unrealized foreign currency transaction gains related to our international investments, primarily related to our short-term intercompany loans, $0.4 million of realized gains recognized on foreign currency forward contracts and collars, and $0.4 million of gains recognized on the change in fair value of rent guarantees.

For the six months ended June 30, 2017, we recognized net other gains of $12.1 million, which were primarily comprised of $10.5 million of realized and unrealized foreign currency transaction gains related to our international investments, $0.8 million of realized gains recognized on foreign currency forward contracts and collars, and $0.5 million of gains recognized on the change in the fair value of rent guarantees.

Equity in Losses of Equity Method Investment in Real Estate

For the three months ended June 30, 2018 compared to the same period in 2017, equity in losses of equity method investment in real estate remained relatively flat. For the six months ended June 30, 2018 compared to the same period in 2017, equity in losses of equity method investment in real estate increased by $0.2 million, primarily due to depreciation at two of our Canadian self-storage facilities upon completion of distinct phases of the overall development.

Benefit from (Provision for) Income Taxes

Our provision for income taxes is primarily related to our international properties.

During the three and six months ended June 30, 2018, we recorded a benefit from income taxes of $0.3 million and $0.7 million, respectively, comprised of a provision for current taxes of $0.3 million and $0.5 million, respectively, and a benefit from deferred taxes of $0.6 million and $1.2 million, respectively.

During the three and six months ended June 30, 2017, we recorded a provision for income taxes of $1.1 million and $1.2 million, respectively, comprised of a provision for current taxes of $1.0 million and $1.1 million, respectively, and a provision for deferred taxes of $0.1 million in both periods.

Net Income Attributable to Noncontrolling Interests

For both the three and six months ended June 30, 2018 compared to the same periods in 2017, net income attributable to noncontrolling interests increased by $1.0 million, primarily due to increases in the available cash generated by the Operating Partnership, which we refer to as the Available Cash Distribution (Note 3).

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

Our liquidity would be adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance debt on existing properties, or arrange for the leveraging of any previously unfinanced property.

CPA:18 – Global 6/30/2018 10-Q – 46

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

Operating Activities — Net cash provided by operating activities increased by $1.9 million during the six months ended June 30, 2018 as compared to the same period in 2017, primarily reflecting the impact of investments acquired or placed into service during 2017 and 2018.

Investing Activities — Our investing activities are generally comprised of real estate purchases, funding of build-to-suit development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $81.7 million for the six months ended June 30, 2018. This was primarily the result of cash outflows of $44.9 million to fund construction costs of our build-to-suit projects (Note 4), $38.0 million for our real estate investments (Note 4), and $7.0 million for capital expenditures on our owned real estate. We also had cash inflows of $7.1 million from insurance settlements and $2.5 million from repayments of notes receivable (Note 5).

Financing Activities — Net cash provided by financing activities totaled $63.9 million for the six months ended June 30, 2018. This was primarily due to cash inflows of $128.0 million from non-recourse mortgage financings (Note 9) and $21.0 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We had cash outflows of $43.5 million related to distributions paid to our stockholders, $22.7 million for scheduled payments and prepayments of mortgage loan principal, $12.1 million for the repurchase of shares of our common stock pursuant to our redemption program described below, and $7.5 million for distributions to noncontrolling interests.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to continue to seek investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2018, we declared distributions to stockholders of $43.8 million, which were comprised of $21.8 million of cash distributions and $22.0 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through June 30, 2018, we declared distributions to stockholders totaling $346.0 million, which were comprised of cash distributions of $164.4 million and $181.6 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 94.9% of total distributions declared for the six months ended June 30, 2018, and we funded all of these distributions from Net cash provided by operating activities.

CPA:18 – Global 6/30/2018 10-Q – 47

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2018, we received requests to redeem 1,063,412 and 403,327 shares of Class A and Class C common stock, respectively, comprised of 211 and 86 redemption requests, respectively, which we fulfilled at an average price of $8.31 and $8.18 per share for the Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the six months ended June 30, 2018. Except for redemptions sought in special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAV. For shares redeemed under special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAV.

Summary of Financing

The table below summarizes our non-recourse mortgages and bonds payable (dollars in thousands):

	June 30, 2018	December 31, 2017
Carrying Value (a)
Fixed rate	$1,161,580	$1,123,540
Variable rate:
Amount subject to interest rate swaps and caps	116,265	100,181
Amount subject to floating interest rate	92,681	51,727
	208,946	151,908
	$1,370,526	$1,275,448
Percent of Total Debt
Fixed rate	85%	88%
Variable rate	15%	12%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.9%	4.0%
Variable rate (b)	4.8%	4.1%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $8.3 million as of both June 30, 2018 and December 31, 2017, and unamortized discount, net of $0.2 million and unamortized premium, net of $1.1 million as of June 30, 2018 and December 31, 2017, respectively (Note 9).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2018, our cash resources consisted of cash and cash equivalents totaling $91.0 million. Of this amount, $40.6 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds. As of June 30, 2018, we had $26.9 million available to borrow under our third-party financing arrangements for either funding of construction or mortgage financing upon completion of certain of our build-to-suit and development projects (Note 9). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $97.1 million at June 30, 2018, although there can be no assurance that we would be able to obtain financing for these properties.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us for acquisition funding purposes, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility. At June 30, 2018, we had no such loans outstanding from WPC.

CPA:18 – Global 6/30/2018 10-Q – 48

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. One balloon payment totaling $5.6 million on our consolidated mortgage loan obligations is due during the next 12 months. Our Advisor is actively seeking to refinance this loan, although there can be no assurance that it will be able to do so on favorable terms, or at all. We expect to fund $115.4 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,378,537	$12,597	$244,992	$416,549	$704,399
Interest on borrowings and deferred acquisition fees	282,471	56,024	101,106	73,828	51,513
Capital commitments (b)	201,838	114,569	87,269	—	—
Operating and other lease commitments (c)	11,926	827	1,419	722	8,958
Deferred acquisition fees — principal (d)	4,800	2,634	2,166	—	—
Annual distribution and shareholder servicing fee (e)	4,780	1,046	3,734	—	—
Asset retirement obligations (f)	2,938	—	—	—	2,938
	$1,887,290	$187,697	$440,686	$491,099	$767,808
__________

(a)
Represents the non-recourse mortgages and bonds payable that we obtained in connection with our investments. At June 30, 2018, this excludes $8.3 million of deferred financing costs and $0.2 million of unamortized discount, net (Note 9).

(b)
Capital commitments include our current build-to-suit projects totaling $198.6 million (Note 4) and $3.2 million of outstanding commitments on build-to-suit projects that have been placed into service.

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities, which is calculated as our allocable portion of WPC’s future minimum rent amounts using the allocation percentages for overhead reimbursement as of June 30, 2018 (Note 3).

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

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2018, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At June 30, 2018, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA:18 – Global 6/30/2018 10-Q – 49

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of self-storage facilities in Canada (Note 4). This investment is jointly owned with a third party, which is also the general partner. At June 30, 2018, the total equity investment balance for these properties was $19.6 million. The joint venture also had total third-party recourse debt of $23.3 million.

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

CPA:18 – Global 6/30/2018 10-Q – 50

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) beginning in April 2022, which is seven years following the closing of our initial public offering. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-traded REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our initial public offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CPA:18 – Global 6/30/2018 10-Q – 51

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

CPA:18 – Global 6/30/2018 10-Q – 52

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income attributable to CPA:18 – Global	$(334)	$5,784	$9,993	$6,405
Adjustments:
Depreciation and amortization of real property	17,070	18,795	34,748	37,814
Proportionate share of adjustments for noncontrolling interests	(1,701)	(1,596)	(3,449)	(3,168)
Proportionate share of adjustments to equity in net income of partially owned entities	118	89	281	103
Total adjustments	15,487	17,288	31,580	34,749
FFO (as defined by NAREIT) attributable to CPA:18 – Global	15,153	23,072	41,573	41,154
Adjustments:
Unrealized losses (gains) on foreign currency, derivatives, and other	3,780	(8,467)	5,320	(10,502)
Realized gains on foreign currency, derivatives, and other (a)	(1,570)	(908)	(11,014)	(1,432)
Straight-line and other rent adjustments (b)	(1,407)	(1,208)	(2,707)	(2,355)
Amortization of premium/discount on debt investments and fair market value adjustments, net	367	184	720	610
Proportionate share of adjustments for noncontrolling interests	82	111	106	195
Above- and below-market rent intangible lease amortization, net (c)	(32)	(35)	(58)	(74)
Acquisition and other expenses (d)	17	(7)	17	45
Loss on extinguishment of debt	2	54	2	54
Total adjustments	1,239	(10,276)	(7,614)	(13,459)
MFFO attributable to CPA:18 – Global	16,392	12,796	33,959	27,695
Adjustments:
Deferred taxes	(386)	143	(926)	307
Hedging gains	(11)	411	57	859
Total adjustments	(397)	554	(869)	1,166
Adjusted MFFO attributable to CPA:18 – Global	$15,995	$13,350	$33,090	$28,861
__________

(a)
During the three and six months ended June 30, 2018, we recognized gains of $0.9 million and $5.3 million, respectively, as a result of the insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017.

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

CPA:18 – Global 6/30/2018 10-Q – 53

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 8 for additional information on our interest rate swaps and caps.

At June 30, 2018, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 1 above. The following table presents principal cash outflows for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2018 (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed-rate debt (a)	$2,564	$5,229	$117,176	$160,801	$177,196	$708,648	$1,171,614	$1,167,454
Variable rate debt	$6,520	$52,909	$7,610	$45,221	$18,033	$76,630	$206,923	$220,275
__________

(a)	Amounts are based on the exchange rate at June 30, 2018, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectively been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2018 by an aggregate increase of $53.7 million or an aggregate decrease of $59.6 million, respectively. Annual interest expense on our unhedged variable-rate debt at June 30, 2018 would increase or decrease by $0.9 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at June 30, 2018, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA:18 – Global 6/30/2018 10-Q – 54

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and, as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our foreign investments through the second quarter of 2018 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2018 during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$25,120	$49,983	$49,103	$49,117	$49,040	$422,640	$645,003
Norwegian krone (c)	6,994	13,890	13,616	12,911	12,467	55,732	115,610
British pound sterling (d)	1,549	3,376	3,282	3,031	2,762	11,587	25,587
	$33,663	$67,249	$66,001	$65,059	$64,269	$489,959	$786,200

Scheduled debt service payments (principal and interest) for mortgage notes and bonds payable, for our foreign operations as of June 30, 2018, during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$6,510	$13,272	$96,491	$79,774	$40,787	$155,487	$392,321
Norwegian krone (c)	3,564	6,138	6,138	50,017	4,207	116,436	186,500
British pound sterling (d)	2,263	54,909	25,024	—	—	—	82,196
	$12,337	$74,319	$127,653	$129,791	$44,994	$271,923	$661,017
__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2018. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2018 of $2.5 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2018 of $0.7 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2018 of $0.6 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2018.

CPA:18 – Global 6/30/2018 10-Q – 55

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues in 2020 and 2021 for investments denominated in the euro, in 2018 (remainder), 2019 and 2020 for the British pound sterling, and in 2021 and after 2022 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

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

For the six months ended June 30, 2018, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	63% related to domestic properties, which included concentrations of 14% and 12% in Florida and Texas, respectively; and

•	37% related to international properties.

At June 30, 2018, our net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	39% related to domestic properties;

•	61% related to international properties, which included a concentration of 16% in the Netherlands, 14% in Norway, and 11% in Germany;

•	49% related to office properties, 15% related to hotel properties, 13% related to industrial properties, 13% related to warehouse properties, and 10% related to retail properties; and

•	15% related to the hotel, gaming, and leisure industry and 11% related to the banking industry.

CPA:18 – Global 6/30/2018 10-Q – 56

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 6/30/2018 10-Q – 57

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2018, we issued 365,936 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $8.57 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception and through June 30, 2018, we have issued a total of 4,327,814 shares of our Class A common stock to our Advisor as consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended June 30, 2018:

	Class A		Class C
2018 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
April	—	$—	—	$—	N/A	N/A
May	—	—	—	—	N/A	N/A
June	612,957	8.39	269,547	8.17	N/A	N/A
Total	612,957		269,547
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended June 30, 2018, we received 118 and 51 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemptions requests that we received during the three months ended June 30, 2018. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV.

CPA:18 – Global 6/30/2018 10-Q – 58

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

CPA:18 – Global 6/30/2018 10-Q – 59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	August 9, 2018
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

CPA:18 – Global 6/30/2018 10-Q – 60

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