Form 10-Q
period 2018-09-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2018-11-09
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Registrant has 114,859,590 shares of Class A common stock, $0.001 par value, and 31,831,776 shares of Class C common stock, $0.001 par value, outstanding at November 2, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws.

These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the amount and timing of any future dividends; statements regarding our corporate strategy and underlying assumptions about our portfolio (e.g. occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), possible new acquisitions and dispositions, and our international exposure; our future capital expenditure levels, including any plans to fund our future liquidity needs, and future leverage and debt service obligations; our capital structure; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT, and the Tax Cuts and Jobs Act in the United States; the impact of recently issued accounting pronouncements; other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; and the general economic outlook. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations, or MFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 12, 2018, or the 2017 Annual Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the condensed consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA:18 – Global 9/30/2018 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,266,205	$1,263,172
Operating real estate — Land, buildings and improvements	515,777	566,489
Real estate under construction	143,566	134,366
Net investments in direct financing leases	41,699	39,957
In-place lease intangible assets	265,871	274,723
Other intangible assets	34,754	35,811
Investments in real estate	2,267,872	2,314,518
Accumulated depreciation and amortization	(278,533)	(252,067)
Assets held for sale, net	38,429	—
Net investments in real estate	2,027,768	2,062,451
Cash and cash equivalents	121,959	71,068
Accounts receivable and other assets, net	207,070	197,478
Total assets	$2,356,797	$2,330,997
Liabilities and Equity
Debt:
Non-recourse mortgages, net, including debt attributable to Assets held for sale (Note 4)	$1,149,685	$1,129,432
Bonds payable, net	147,504	146,016
Debt, net	1,297,189	1,275,448
Accounts payable, accrued expenses and other liabilities	149,050	148,031
Due to affiliates	12,148	13,767
Distributions payable	22,114	21,686
Total liabilities	1,480,501	1,458,932
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 113,764,510 and 111,193,651 shares, respectively, issued and outstanding	114	110
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 31,529,951 and 31,189,137 shares, respectively, issued and outstanding	32	31
Additional paid-in capital	1,282,723	1,257,840
Distributions and accumulated losses	(430,451)	(420,005)
Accumulated other comprehensive loss	(42,376)	(33,212)
Total stockholders’ equity	810,042	804,764
Noncontrolling interests	66,254	67,301
Total equity	876,296	872,065
Total liabilities and equity	$2,356,797	$2,330,997

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2018 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Lease revenues:
Rental income	$28,010	$26,726	$85,023	$74,628
Interest income from direct financing leases	915	909	2,746	2,789
Total lease revenues	28,925	27,635	87,769	77,417
Operating real estate income	20,811	20,649	60,783	60,345
Other operating income	3,600	3,103	11,047	9,545
Other interest income	1,821	1,814	5,396	5,346
	55,157	53,201	164,995	152,653
Operating Expenses
Depreciation and amortization	16,520	18,926	51,044	56,606
Property expenses	9,753	7,728	29,777	26,147
Operating real estate expenses	9,148	8,593	25,527	25,074
General and administrative	1,920	1,856	5,365	5,337
Acquisition and other expenses	7	—	24	46
	37,348	37,103	111,737	113,210
Other Income and Expenses
Interest expense	(13,624)	(12,430)	(39,848)	(35,673)
Other gains and (losses)	(801)	5,963	5,119	18,084
Equity in losses of equity method investment in real estate	(148)	(341)	(707)	(694)
	(14,573)	(6,808)	(35,436)	(18,283)
Income before income taxes and gain on sale of real estate	3,236	9,290	17,822	21,160
Benefit from income taxes	58	2,825	771	1,632
Income before gain on sale of real estate	3,294	12,115	18,593	22,792
Gain on sale of real estate, net of tax	52,193	—	52,193	—
Net Income	55,487	12,115	70,786	22,792
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,710, $2,196, $6,445, and $6,057, respectively)	(10,003)	(2,294)	(15,309)	(6,568)
Net Income Attributable to CPA:18 – Global	$45,484	$9,821	$55,477	$16,224
Class A Common Stock
Net income attributable to CPA:18 – Global	$35,630	$7,759	$43,497	$12,936
Basic and diluted weighted-average shares outstanding	113,800,898	110,507,579	112,981,455	109,507,006
Basic and diluted earnings per share	$0.31	$0.07	$0.38	$0.12
Distributions Declared Per Share	$0.1563	$0.1563	$0.4689	$0.4689

Class C Common Stock
Net income attributable to CPA:18 – Global	$9,854	$2,062	$11,980	$3,288
Basic and diluted weighted-average shares outstanding	31,654,504	31,322,341	31,563,948	31,041,072
Basic and diluted earnings per share	$0.31	$0.07	$0.38	$0.11
Distributions Declared Per Share	$0.1374	$0.1384	$0.4127	$0.4146

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2018 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$55,487	$12,115	$70,786	$22,792
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(2,659)	13,839	(13,664)	37,534
Realized and unrealized gain (loss) on derivative instruments	772	(2,145)	3,531	(6,426)
	(1,887)	11,694	(10,133)	31,108
Comprehensive Income	53,600	23,809	60,653	53,900

Amounts Attributable to Noncontrolling Interests
Net income	(10,003)	(2,294)	(15,309)	(6,568)
Foreign currency translation adjustments	260	(1,806)	969	(4,599)
Comprehensive income attributable to noncontrolling interests	(9,743)	(4,100)	(14,340)	(11,167)
Comprehensive Income Attributable to CPA:18 – Global	$43,857	$19,709	$46,313	$42,733

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2018 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2018 and 2017
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2018	111,193,651	$110	31,189,137	$31	$1,257,840	$(420,005)	$(33,212)	$804,764	$67,301	$872,065
Shares issued	2,986,360	3	927,854	1	32,988			32,992		32,992
Shares issued to affiliate	1,073,569	1			9,076			9,077		9,077
Shares issued to directors	8,753	—			75			75		75
Contributions from noncontrolling interests								—	3,583	3,583
Distributions to noncontrolling interests								—	(18,970)	(18,970)
Distributions declared ($0.4689 and $0.4127 per share to Class A and Class C, respectively)						(65,923)		(65,923)		(65,923)
Net income						55,477		55,477	15,309	70,786
Other comprehensive loss:
Foreign currency translation adjustments							(12,695)	(12,695)	(969)	(13,664)
Realized and unrealized gain on derivative instruments							3,531	3,531		3,531
Repurchase of shares	(1,497,823)	—	(587,040)	—	(17,256)			(17,256)		(17,256)
Balance at September 30, 2018	113,764,510	$114	31,529,951	$32	$1,282,723	$(430,451)	$(42,376)	$810,042	$66,254	$876,296

Balance at January 1, 2017	107,460,081	$107	30,469,144	$30	$1,222,139	$(360,673)	$(61,704)	$799,899	$66,005	$865,904
Shares issued	3,198,924	3	1,034,160	1	33,431			33,435		33,435
Shares issued to affiliate	1,037,527	1			8,275			8,276		8,276
Shares issued to directors	12,658	—			100			100		100
Contributions from noncontrolling interests								—	3,143	3,143
Distributions to noncontrolling interests								—	(11,985)	(11,985)
Distributions declared ($0.4689 and $0.4146 per share to Class A and Class C, respectively)						(64,180)		(64,180)		(64,180)
Net income						16,224		16,224	6,568	22,792
Other comprehensive income:
Foreign currency translation adjustments							32,935	32,935	4,599	37,534
Realized and unrealized loss on derivative instruments							(6,426)	(6,426)		(6,426)
Repurchase of shares	(1,374,254)	(1)	(262,864)	—	(12,965)			(12,966)		(12,966)
Balance at September 30, 2017	110,334,936	$110	31,240,440	$31	$1,250,980	$(408,629)	$(35,195)	$807,297	$68,330	$875,627

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2018 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$79,184	$68,814
Cash Flows — Investing Activities
Proceeds from sale of real estate	82,533	—
Funding and advances for build-to-suit projects	(68,337)	(40,753)
Acquisitions of real estate, build-to-suit projects and direct financing leases	(57,951)	(27,298)
Capital expenditures on real estate	(9,902)	(8,261)
Proceeds from insurance settlements	7,184	3,895
Value added taxes paid in connection with acquisitions of real estate	(6,193)	(3,667)
Value added taxes refunded in connection with the acquisitions of real estate	4,436	12,414
Payment of deferred acquisition fees to an affiliate	(2,976)	(3,650)
Proceeds from repayment of notes receivable	2,546	—
Other investing activities, net	306	(27)
Capital contributions to equity investment	—	(5,616)
Deposits for investments	—	(716)
Return of capital from equity investments	—	246
Net Cash Used in Investing Activities	(48,354)	(73,433)
Cash Flows — Financing Activities
Proceeds from mortgage financing	142,205	72,415
Distributions paid	(65,495)	(63,606)
Scheduled payments and prepayments of mortgage principal	(50,627)	(9,105)
Proceeds from issuance of shares	31,419	31,778
Repurchase of shares	(17,256)	(7,349)
Distributions to noncontrolling interests	(15,595)	(11,985)
Contributions from noncontrolling interests	1,306	2,339
Payment of deferred financing costs and mortgage deposits	(965)	(588)
Other financing activities, net	743	(21)
Proceeds from notes payable to affiliate	—	11,196
Repayment of notes payable to affiliate	—	(19,696)
Net Cash Provided by Financing Activities	25,735	5,378
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,972)	4,771
Net increase in cash and cash equivalents and restricted cash	53,593	5,530
Cash and cash equivalents and restricted cash, beginning of period	90,183	93,741
Cash and cash equivalents and restricted cash, end of period	$143,776	$99,271

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2018 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership, or the Operating Partnership, and at September 30, 2018 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At September 30, 2018, our portfolio was comprised of full or partial ownership interests in 59 net-leased properties, substantially all of which were fully-occupied and triple-net leased to 100 tenants totaling 10.2 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 69 self-storage properties and 13 multi-family residential and student-housing properties totaling 6.0 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Multi-Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi-Family segment is comprised of our investments in student-housing developments and multi-family residential properties. In addition, we have an All Other category that includes our notes receivable investments (Note 13). Our reportable business segments and All Other category are the same as our reporting units.

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through September 30, 2018, $142.0 million and $39.6 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan, or DRIP.

Note 2. Basis of Presentation

Basis of Presentation

Our interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our condensed consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States, or GAAP. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

CPA:18 – Global 9/30/2018 10-Q – 7

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

At September 30, 2018, we considered 19 entities to be VIEs, 18 of which we consolidated as we are considered the primary beneficiary. At December 31, 2017, we considered 12 entities to be VIEs, 11 of which we consolidated. The following table presents a summary of selected financial data of the consolidated VIEs included in the condensed consolidated balance sheets (in thousands):

	September 30, 2018	December 31, 2017
Real estate — Land, buildings and improvements	$369,251	$373,954
Operating real estate — Land, buildings and improvements	97,354	—
Real estate under construction	117,963	107,732
In-place lease intangible assets	86,818	88,617
Other intangible assets	17,412	18,040
Accumulated depreciation and amortization	(64,952)	(54,592)
Cash and cash equivalents	13,883	5,030
Accounts receivable and other assets, net	37,045	33,219
Total assets	674,774	572,000

Non-recourse mortgages, net, including debt attributable to Assets held for sale	$272,829	$218,267
Bonds payable, net	60,816	60,577
Accounts payable, accrued expenses and other liabilities	58,969	46,858
Total liabilities	392,614	325,702

At both September 30, 2018 and December 31, 2017, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of September 30, 2018 and December 31, 2017, the net carrying amount of this equity investment was $19.8 million and $20.9 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

CPA:18 – Global 9/30/2018 10-Q – 8

Notes to Condensed Consolidated Financial Statements (Unaudited)

At times, the carrying value of our equity investment may fall below zero for certain investments. We intend to fund our share of the jointly owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund the operating deficits. At both September 30, 2018 and December 31, 2017, our sole equity investment did not have a carrying value below zero.

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

The following table presents a summary of amounts included in Accounts receivable and other assets, net in the condensed consolidated financial statements (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable and other assets, net
Notes receivable (Note 5)	$63,954	$66,500
Accounts receivable, net	34,788	32,572
Goodwill (Note 6)	27,463	26,084
Restricted cash	21,817	19,115
Equity investment in real estate (Note 4)	19,761	20,919
Prepaid expenses	14,238	13,496
Other assets	25,049	18,792
	$207,070	$197,478

The following table presents a summary of amounts included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable, accrued expenses and other liabilities
Deferred income taxes	$53,844	$63,980
Accounts payable and accrued expenses	41,196	39,626
Deferred revenue	21,357	11,975
Intangible liabilities, net (Note 6)	10,091	11,009
Other liabilities	22,562	21,441
	$149,050	$148,031

CPA:18 – Global 9/30/2018 10-Q – 9

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

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$121,959	$71,068
Restricted cash (a)	21,817	19,115
Total cash and cash equivalents and restricted cash	$143,776	$90,183
__________

(a)	Restricted cash is included within Accounts receivable and other assets, net on our condensed consolidated balance sheets.

Recent Accounting Pronouncements

Pronouncements Adopted as of September 30, 2018

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

CPA:18 – Global 9/30/2018 10-Q – 10

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes, modifies, and adds certain fair value disclosure requirements. We adopted this guidance for our interim period beginning July 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Pronouncements to be Adopted after September 30, 2018

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

Early application is permitted for all entities. ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB which allows lessors to combine non-lease components with related lease components if certain conditions are met. We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. ASU 2016-02 will require extensive quantitative and qualitative disclosures.

In addition, under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. We have historically not capitalized internal legal and leasing costs incurred, and thus do not expect to be impacted by the change. Lessors are also expected to record costs paid directly by a lessee on behalf of a lessor (e.g., real estate taxes and insurance costs) on a gross basis. Further, in March 2018, the FASB approved, but has not yet finalized or issued, an update to allow lessors to make a policy election to record certain costs (e.g., insurance) paid directly by the lessee net, if the uncertainty regarding these variable amounts is not expected to ultimately be resolved.

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

CPA:18 – Global 9/30/2018 10-Q – 11

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

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans; day-to-day management; and the performance of certain administrative duties. We also reimburse our Advisor for general and administrative duties performed on our behalf. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days written notice without cause or penalty.

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates (which excludes the annual distribution and shareholder servicing fee that impacts equity as further disclosed below the tables), in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amounts Included in the Condensed Consolidated Statements of Income
Asset management fees	$3,117	$2,902	$9,142	$8,378
Available Cash Distributions	1,710	2,196	6,445	6,057
Personnel and overhead reimbursements	870	768	2,303	2,337
Director compensation	115	152	195	258
Interest expense on deferred acquisition fees, affiliate loan, and accretion of interest on annual distribution and shareholder servicing fee (a)	100	163	58	783
	$5,912	$6,181	$18,143	$17,813

Advisor Fees Capitalized
Current acquisition fees	$3,085	$250	$6,185	$1,643
Deferred acquisition fees	2,468	200	4,948	1,314
Capitalized personnel and overhead reimbursements	313	196	684	380
	$5,866	$646	$11,817	$3,337
__________

(a)
For the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018, interest on the annual distribution and shareholder servicing fee is excluded as it is paid directly to selected dealers rather than through Carey Financial LLC, or Carey Financial, as discussed further below.

CPA:18 – Global 9/30/2018 10-Q – 12

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to affiliates in the condensed consolidated financial statements (in thousands):

	September 30, 2018	December 31, 2017
Due to Affiliates (a)
Deferred acquisition fees, including accrued interest	$7,023	$6,693
Accounts payable and other	3,442	6,102
Asset management fees payable	1,035	972
Current acquisition fees	648	—
	$12,148	$13,767
__________

(a)
This table excludes outstanding receivables from our Advisor totaling $1.2 million and $0.7 million at September 30, 2018 and December 31, 2017, respectively, which was included within Accounts receivable and other assets, net in our condensed consolidated financial statements.

Loans from WPC

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

As of September 30, 2018 and December 31, 2017, we had no loans outstanding to WPC.

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, per Class A share, which was $8.57 as of June 30, 2018. For the three and nine months ended September 30, 2018 and the year ended December 31, 2017, our Advisor received its asset management fees in shares of our Class A common stock. At September 30, 2018, our Advisor owned 4,690,225 shares, or 3.2%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the condensed consolidated financial statements.

Annual Distribution and Shareholder Servicing Fee

Through June 30, 2017, Carey Financial, the wholly-owned subsidiary of our Advisor that was a registered broker-dealer, was entitled to receive an annual distribution and shareholder servicing fee from us in connection with our Class C common stock, which it may have re-allowed to selected dealers. Beginning with the payment for the third quarter of 2017 (paid during the first month of the fourth quarter of 2017) the annual distribution and shareholder servicing fees are paid directly to selected dealers rather than through Carey Financial. The amount of the annual distribution and shareholder servicing fee is 1.0% of the most recently published NAV of our Class C common stock. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources reaches 10.0% of the gross proceeds from our initial public offering, which it had not yet reached as of September 30, 2018. At September 30, 2018 and December 31, 2017, we recorded a liability of $4.3 million and $5.7 million, respectively, within Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

CPA:18 – Global 9/30/2018 10-Q – 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended September 30, 2018 and December 31, 2017. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the condensed consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

In addition, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, which as of September 30, 3018 included Corporate Property Associates 17 – Global, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Carey European Housing Fund I L.P., which are collectively referred to as the Managed Programs. Our Advisor also allocated a portion of its personnel and overhead expenses to Carey Credit Income Fund (now known as Guggenheim Credit Income Fund) prior to September 11, 2017, which was the effective date of its resignation as the advisor to that fund. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

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

CPA:18 – Global 9/30/2018 10-Q – 14

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jointly Owned Investments and Other Transactions with our Affiliates

At September 30, 2018, we owned interests ranging from 50% to 99% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate all of these joint ventures with the exception of our sole equity investment (Note 4), which we account for under the equity method of accounting. Additionally, no other parties hold any rights that overcome our control. We account for the minority share of these investments as noncontrolling interests.

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Land	$206,128	$202,500
Buildings and improvements	1,060,077	1,060,672
Less: Accumulated depreciation	(108,716)	(87,886)
	$1,157,489	$1,175,286

During the nine months ended September 30, 2018, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 3.5% to $1.1576 from $1.1993. As a result, the carrying value of our Real estate — land, buildings and improvements decreased by $22.4 million from December 31, 2017 to September 30, 2018.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $7.8 million and $7.5 million for the three months ended September 30, 2018 and 2017, respectively, and $23.6 million and $20.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage, student housing, and multi-family properties, is summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Land	$81,114	$98,429
Buildings and improvements	434,663	468,060
Less: Accumulated depreciation	(40,824)	(43,786)
	$474,953	$522,703

Depreciation expense on our operating real estate was $4.3 million and $4.6 million for the three months ended September 30, 2018 and 2017, respectively, and $13.1 million and $13.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Dispositions of Operating Real Estate

During the three and nine months ended September 30, 2018, we sold four multi-family properties. As a result, the carrying value of operating properties decreased by $96.4 million from December 31, 2017 to September 30, 2018 (Note 12).

CPA:18 – Global 9/30/2018 10-Q – 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Nine Months Ended September 30, 2018
Beginning balance	$134,366
Capitalized funds	133,325
Placed into service	(123,817)
Foreign currency translation adjustments	(4,596)
Capitalized interest	4,288
Ending balance	$143,566

Capitalized Funds

We entered into the following build-to-suit investments during the nine months ended September 30, 2018 (amounts based on the exchange rate of the euro on the date of acquisition as applicable):

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

•
$9.3 million to enter into a build-to-suit joint venture with a third party for a student-housing development site located in Coimbra, Portugal on June 11, 2018. We acquired 99% of the equity in this investment at closing. This property is under construction and is currently projected to be completed in March 2020, at which point our total investment is expected to be approximately $26.3 million. Since we are responsible for substantially all of the economics but we proportionally have less voting rights, this investment is considered to be a VIE that we consolidate (Note 2);

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

•
$7.1 million to enter into a build-to-suit project for a student-housing development site located in Valencia, Spain on July 30, 2018. We acquired 99% of the equity in this investment at closing. This property is under construction and is currently projected to be completed in September 2020, at which point our total investment is expected to be approximately $27.0 million. As there is insufficient equity at risk, the investment is considered to be a VIE (Note 2);

•
$13.7 million to enter into a build-to-suit project for a student-housing development site located in Austin, Texas on September 20, 2018. We acquired 90% of the equity in this investment at closing. The seller retained the remaining interest on this investment, which was accounted for as a $2.3 million non-cash financing activity. This property is under construction and is currently projected to be completed in August 2020, at which point our total investment is expected to be approximately $70.2 million. In addition, we assumed a 90% interest in an existing $4.5 million loan on this property (Note 9). As there is insufficient equity at risk, the investment is considered to be a VIE (Note 2); and

•
$4.3 million to enter into a build-to-suit project for a student-housing development site located in Granada, Spain on September 21, 2018. We acquired 99% of the equity in this investment at closing. This property is under construction and is currently projected to be completed in September 2020, at which point our total investment is expected to be approximately $23.4 million. As there is insufficient equity at risk, the investment is considered to be a VIE (Note 2).

CPA:18 – Global 9/30/2018 10-Q – 16

Notes to Condensed Consolidated Financial Statements (Unaudited)

Ghana — On February 19, 2016, we entered into a build-to-suit joint venture with a third party for a university complex development site located in Accra, Ghana. As of September 30, 2018, total capitalized funds related to this investment were $32.5 million, inclusive of accrued construction costs of $0.9 million and the effect of recording deferred tax liabilities of $3.7 million.

At the time of the investment, the joint venture entered into an agreement for third-party financing in an amount up to $41.0 million from the Overseas Private Investment Corporation, or OPIC, a developmental finance institution of the U.S. Government, with an estimated interest rate based on the U.S. Treasury rate plus 300 basis points. The transaction, including the funding of this loan, was subject to the tenant obtaining a letter of credit, which did not occur, and as a result the tenant was in default under its concession agreement with us. Because of the tenant’s default, we terminated the concession agreement in May 2018, and therefore we will not pursue the completion of this project. We are actively pursuing appropriate remedies, including payment from the tenant or through our insurance policy. We believe there is a high probability that we will recover the full amount invested. We had no amounts outstanding under this financing arrangement at September 30, 2018.

We have evaluated this investment for impairment and probability-weighted different scenarios in estimating future undiscounted cash flows, including payment from the tenant or through our insurance policy. We have not recorded any impairment charge in connection with this investment as of September 30, 2018, although recovery may take additional time. We will continue to monitor this investment for impairment.

During the nine months ended September 30, 2018, total capitalized funds primarily related to our build-to-suit projects, which were comprised principally of initial funding of $72.7 million and construction draws of $60.6 million. Capitalized funds include accrued costs of $2.4 million, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes interest incurred during construction as well as amortization of the mortgage discount and deferred financing costs, which totaled $4.3 million during the nine months ended September 30, 2018 and is a non-cash investing activity.

Placed into Service

During the nine months ended September 30, 2018, a total of $123.8 million was placed into service, principally related to the substantial completion of two student-housing developments located in the United Kingdom and the remaining portion of a substantially completed hotel, which is a non-cash investing activity. Of that total, $26.2 million was reclassified to Real estate — land, buildings and improvements and $97.6 million was reclassified to Operating real estate — land, buildings and improvements.

Ending Balance

At September 30, 2018, we had nine open and three substantially completed build-to-suit projects with aggregate unfunded commitments of approximately $263.0 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

Assets and Liabilities Held for Sale

Below is a summary of our properties held for sale (in thousands):

	September 30, 2018	December 31, 2017
Operating real estate — Land, buildings and improvements	$42,026	$—
In-place lease intangible assets	1,791	—
Accumulated depreciation and amortization	(5,388)	—
Assets held for sale, net	$38,429	$—

Non-recourse mortgages, net, including debt attributable to Assets held for sale	$29,750	$—

CPA:18 – Global 9/30/2018 10-Q – 17

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2018, we had one multi-family property classified as Assets held for sale with a carrying value of $38.4 million, which was encumbered at that date by a non-recourse mortgage loan of $29.8 million. This property was sold in November 2018 (Note 14).

Equity Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of four self-storage facilities in Canada. This investment is jointly owned with a third party, which is also the general partner. Our ownership interest in the joint venture is 90%. As of September 30, 2018, the joint-venture partner had not accumulated the amounts to purchase its entire 10% equity interest, which will be funded by the distributions it is eligible to receive upon properties being placed into service. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

During the nine months ended September 30, 2018, the joint venture completed distinct phases of the overall development at two Canadian self-storage facilities and, as a result, placed a total of $7.1 million of the total amounts of these projects into service.

At September 30, 2018 and December 31, 2017, our total equity investment balance for these self-storage properties were $19.8 million and $20.9 million, respectively, which is included in Accounts receivable and other assets, net in the condensed consolidated financial statements. At September 30, 2018 and December 31, 2017, the joint venture had total third-party recourse debt of $28.0 million and $21.5 million, respectively. At September 30, 2018, the unfunded commitments for the two remaining open and one substantially complete self-storage build-to-suit projects totaled approximately $18.2 million.

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

Notes Receivable

At December 31, 2017, our notes receivable consisted of two mortgage loans. The first is a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York, referred to as Cipriani, with a maturity date of July 2024. We have received and will continue to receive interest-only payments on this loan through its maturity date. The second is a $38.5 million mezzanine loan collateralized by 27 retail stores in Minnesota, Wisconsin, and Iowa leased to Mills Fleet Farm Group LLC, referred to as Mills Fleet. On October 9, 2018, the borrower of the Mills Fleet loan exercised its option to extend the maturity date of the loan from October 2018 to October 2019. During the nine months ended September 30, 2018, we received partial repayments for the Mills Fleet mezzanine loan totaling $2.5 million. As a result, the balances for the receivables at September 30, 2018 were $28.0 million and $36.0 million for Cipriani and Mills Fleet, respectively.

CPA:18 – Global 9/30/2018 10-Q – 18

Notes to Condensed Consolidated Financial Statements (Unaudited)

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both September 30, 2018 and December 31, 2017, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the nine months ended September 30, 2018. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables is updated quarterly.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
1	—	—	$—	$—
2	2	2	15,725	14,386
3	2	2	29,742	29,716
4	2	2	60,186	62,355
5	—	—	—	—
	0		$105,653	$106,457

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

The following table presents a reconciliation of our goodwill, which is included in our Net Lease segment and included in Accounts receivable and other assets, net in the condensed consolidated financial statements (in thousands):

Nine Months Ended September 30, 2018
Balance at January 1, 2018	$26,084
Other	1,629
Foreign currency translation	(250)
Balance at September 30, 2018	$27,463

CPA:18 – Global 9/30/2018 10-Q – 19

Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets and liabilities are summarized as follows (in thousands):

		September 30, 2018			December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	4 - 23	$265,871	$(123,026)	$142,845	$274,723	$(115,515)	$159,208
Below-market ground lease	30 - 99	22,206	(1,633)	20,573	23,000	(1,238)	21,762
Above-market rent	4 - 30	12,548	(4,334)	8,214	12,811	(3,642)	9,169
		300,625	(128,993)	171,632	310,534	(120,395)	190,139
Indefinite-Lived Intangible Assets
Goodwill		27,463	—	27,463	26,084	—	26,084
Total intangible assets		$328,088	$(128,993)	$199,095	$336,618	$(120,395)	$216,223

Finite-lived Intangible Liabilities
Below-market rent	5 - 30	$(15,409)	$5,420	$(9,989)	$(15,476)	$4,573	$(10,903)
Above-market ground lease	81	(107)	5	(102)	(110)	4	(106)
Total intangible liabilities		$(15,516)	$5,425	$(10,091)	$(15,586)	$4,577	$(11,009)

Net amortization of intangibles, including the effect of foreign currency translation, was $4.4 million and $6.8 million for the three months ended September 30, 2018 and 2017, respectively, and $14.3 million and $22.4 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income, amortization of below-market and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease intangibles is included in Depreciation and amortization expense in the condensed consolidated financial statements.

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

Derivative Assets — Our derivative assets, which are included in Accounts receivable and other assets, net in the condensed consolidated financial statements, are comprised of foreign currency forward contracts, interest rate swaps, and interest rate caps (Note 8). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

CPA:18 – Global 9/30/2018 10-Q – 20

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and nine months ended September 30, 2018 and 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our condensed consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt, net (a) (b)	3	$1,297,189	$1,310,580	$1,275,448	$1,301,844
Notes receivable (c)	3	63,954	66,454	66,500	69,000
___________

(a)
Debt, net consists of Non-recourse mortgages, net and Bonds payable, net. At September 30, 2018 and December 31, 2017, the carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $6.4 million and $7.0 million, respectively. At September 30, 2018 and December 31, 2017, the carrying value of Bonds payable, net includes unamortized deferred financing costs of $0.7 million and $0.8 million, respectively (Note 9).

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2018 and December 31, 2017.

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

CPA:18 – Global 9/30/2018 10-Q – 21

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our condensed consolidated financial statements. At both September 30, 2018 and December 31, 2017, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Foreign currency forward contracts	Accounts receivable and other assets, net	$2,004	$2,419	$—	$—
Interest rate swaps	Accounts receivable and other assets, net	1,907	553	—	—
Foreign currency collars	Accounts receivable and other assets, net	169	258	—	—
Interest rate caps	Accounts receivable and other assets, net	1	1	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,558)	(3,266)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(18)	(698)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(366)
Total		$4,081	$3,231	$(1,576)	$(4,330)

CPA:18 – Global 9/30/2018 10-Q – 22

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Interest rate swaps	$523	$42	$2,043	$12
Foreign currency collars	431	(1,376)	1,852	(3,990)
Foreign currency forward contracts	(186)	(819)	(388)	(2,452)
Interest rate caps	4	8	24	4
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	3	(87)	(43)	(55)
Foreign currency forward contracts	—	(87)	—	(259)
Total	$775	$(2,319)	$3,488	$(6,740)
___________

(a)
The effective portion of the changes in fair value and the settlement of these contracts is reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Foreign currency forward contracts	Other gains and (losses)	$285	$278	$744	$968
Foreign currency collars	Other gains and (losses)	(72)	16	(252)	185
Interest rate swaps	Interest expense	(70)	(142)	(229)	(529)
Interest rate caps	Interest expense	(7)	(17)	(46)	(32)
Total		$136	$135	$217	$592

Amounts reported in Other comprehensive (loss) income related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. At September 30, 2018, we estimated that less than $0.2 million and an additional $0.8 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

CPA:18 – Global 9/30/2018 10-Q – 23

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Interest rate swaps	Interest expense	$16	$(21)	$(31)	$(44)
Foreign currency collars	Other gains and (losses)	—	(193)	(95)	(238)

Derivatives in Cash Flow Hedging Relationships (a)
Interest rate swaps	Interest expense	17	7	22	15
Foreign currency collars	Other gains and (losses)	—	(1)	(15)	(5)
Total		$33	$(208)	$(119)	$(272)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at September 30, 2018 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2018 (a)
Interest rate swaps	9	93,965	USD	$1,907
Interest rate swap	1	9,905	EUR	(18)
Interest rate caps	2	11,300	USD	1
				$1,890
___________

(a)	Fair value amount is based on the exchange rate of the euro at September 30, 2018, as applicable.

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

CPA:18 – Global 9/30/2018 10-Q – 24

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2018 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2018
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	17	6,610	EUR	$1,506
Foreign currency collars	44	30,106	EUR	(1,343)
Foreign currency forward contracts	11	17,039	NOK	464
Foreign currency collars	23	47,140	NOK	(94)
Designated as Net Investment Hedging Instruments
Foreign currency collars	3	16,750	NOK	48
Foreign currency forward contracts	1	2,568	NOK	34
				$615

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2018. At September 30, 2018, our total credit exposure was $3.4 million and the maximum exposure to any single counterparty was $1.9 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2018, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.6 million and $4.4 million at September 30, 2018 and December 31, 2017, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2018 or December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.6 million and $4.5 million, respectively.

Note 9. Debt, net

Debt, net consists of Non-recourse mortgages, net, including debt attributable to Assets held for sale and Bonds payable, net, which are collateralized by the assignment of real estate properties. At September 30, 2018, our debt bore interest at fixed annual rates ranging from 1.6% to 5.8% and variable contractual annual rates ranging from 1.6% to 8.2%, with maturity dates ranging from 2018 to 2039.

Financing Activity During 2018

On September 20, 2018, in conjunction with our investment in a student-housing development site located in Austin, Texas, we assumed a 90% interest in an existing $4.5 million loan that bears an annual variable interest rate, which was 5.5% as of the date we assumed the loan and is scheduled to mature in December 2019.

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

CPA:18 – Global 9/30/2018 10-Q – 25

Notes to Condensed Consolidated Financial Statements (Unaudited)

On February 13, 2018, we obtained a construction loan of $48.8 million for a student-housing development project located in Portsmouth, United Kingdom (based on the exchange rate of the British pound sterling at the date of acquisition). The loan bears a variable interest rate, which was 6.0% on the date of the loan, for outstanding drawn balances that is scheduled to mature in November 2019. We had drawn $38.9 million on the construction loan (based on the exchange rate of the British pound sterling at the date of each drawdown) as of September 30, 2018.

During the nine months ended September 30, 2018, we had additional drawdowns of $18.4 million (based on the exchange rate of the British pound sterling at the date of each drawdown) on a construction loan related to a student-housing development project located in Cardiff, United Kingdom. The loan bears an annual interest rate of 7.5% plus the London Interbank Offered Rate for outstanding drawn balances, with a term to maturity of two years. Additionally, we drew down $52.4 million (based on the exchange rate of the euro at the date of drawdown) on the non-recourse mortgage loan for a completed build-to-suit hotel in Munich, Germany. The loan bears an annual interest rate of 2.8% and matures in June 2023.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder)	$7,412
2019	76,063
2020	123,705
2021	170,159
2022	141,724
Thereafter through 2039	784,062
Total principal payments	1,303,125
Unamortized deferred financing costs	(7,117)
Unamortized premium, net	1,181
Total	$1,297,189

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2018.

The carrying value of our Non-recourse mortgages, net, including debt attributable to Assets held for sale and Bonds payable, net decreased by $17.2 million in the aggregate from December 31, 2017 to September 30, 2018, reflecting the impact of the strengthening of the U.S. dollar relative to certain foreign currencies (primarily the euro) during the same period.

Debt Covenants

As of December 31, 2017, we had repaid a total of $1.8 million (amount is based on the exchange rate of the euro as of the date of repayments) of principal on our Agrokor mortgage loan as a result of a debt service coverage ratio covenant breach. The covenant breach will be cured once the net operating income for the related property exceeds the amount set forth in the related loan agreement. As of September 30, 2018, less than $0.1 million of additional payments have been made on the loan principal. As Agrokor is currently in financial distress, there is uncertainty regarding future rent collections (Note 13) and whether the default can be cured.

As of December 31, 2017, we were in breach of a loan-to-value covenant on one of our bonds payable. On June 14, 2018, we entered into a pledge agreement with the bondholders to cure the covenant breach, pursuant to which we deposited $5.6 million (based on the exchange rate for the Norwegian krone on the date of deposit) in a bank account and granted a first priority interest in, and pledged the account to, the bondholders. The pledge of the account to the bondholders will stay in effect until the loan-to-value ratio is within the threshold set forth in the bond agreement or until the bonds are paid in full. There were no changes to the amounts or timing of scheduled interest and principal payments. The balance in the pledged account, based on the exchange rate as of September 30, 2018, was $5.5 million and is included as restricted cash within Accounts receivable and other assets, net on our condensed consolidated balance sheets.

CPA:18 – Global 9/30/2018 10-Q – 26

Note 10. Commitments and Contingencies

At September 30, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our condensed consolidated financial position or results of operations.

See Note 4 for unfunded construction commitments.

Note 11. Earnings Per Share and Equity

Basic and Diluted Earnings Per Share

The following table presents earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	113,800,898	$35,630	$0.31	110,507,579	$7,759	$0.07
Class C common stock	31,654,504	9,854	0.31	31,322,341	2,062	0.07
Net income attributable to CPA:18 – Global		$45,484			$9,821

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	112,981,455	$43,497	$0.38	109,507,006	$12,936	$0.12
Class C common stock	31,563,948	11,980	0.38	31,041,072	3,288	0.11
Net income attributable to CPA:18 – Global		$55,477			$16,224

The allocation of Net income attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. For the three and nine months ended September 30, 2018, the allocation of net income for our Class A common stock excluded $0.1 million and $0.2 million, respectively, of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability, which is only applicable to our Class C common stock (Note 3). For the three and nine months ended September 30, 2017, the allocation of net income for our Class A common stock excluded $0.1 million and $0.4 million, respectively, of interest expense related to the accretion of interest on our annual distribution and shareholder servicing fee liability (Note 3).

Distributions

Distributions are declared at the discretion of our board of directors and are not guaranteed. For the three months ended September 30, 2018, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1374 per share for our Class C common stock, which was paid on October 15, 2018 to stockholders of record on September 28, 2018, in the amount of $22.1 million.

CPA:18 – Global 9/30/2018 10-Q – 27

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,677	$(42,426)	$(40,749)
Other comprehensive loss before reclassifications	908	(2,659)	(1,751)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(213)	—	(213)
Interest expense	77	—	77
Net current-period other comprehensive loss	772	(2,659)	(1,887)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	260	260
Ending balance	$2,449	$(44,825)	$(42,376)

	Three Months Ended September 30, 2017
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,306	$(46,389)	$(45,083)
Other comprehensive income before reclassifications	(2,010)	13,839	11,829
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(294)	—	(294)
Interest expense	159	—	159
Net current-period other comprehensive income	(2,145)	13,839	11,694
Net current-period other comprehensive income attributable to noncontrolling interests	—	(1,806)	(1,806)
Ending balance	$(839)	$(34,356)	$(35,195)

CPA:18 – Global 9/30/2018 10-Q – 28

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,082)	$(32,130)	$(33,212)
Other comprehensive loss before reclassifications	3,748	(13,664)	(9,916)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(492)	—	(492)
Interest expense	275	—	275
Net current-period other comprehensive loss	3,531	(13,664)	(10,133)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	969	969
Ending balance	$2,449	$(44,825)	$(42,376)

	Nine Months Ended September 30, 2017
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$5,587	$(67,291)	$(61,704)
Other comprehensive income before reclassifications	(5,834)	37,534	31,700
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,153)	—	(1,153)
Interest expense	561	—	561
Net current-period other comprehensive income	(6,426)	37,534	31,108
Net current-period other comprehensive income attributable to noncontrolling interests	—	(4,599)	(4,599)
Ending balance	$(839)	$(34,356)	$(35,195)

See Note 8 for additional information on our derivative activity recognized within Other comprehensive (loss) income for the periods presented.

Note 12. Property Dispositions

We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of net-leased and operating assets. We may decide to dispose of a property due to vacancy, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet.

CPA:18 – Global 9/30/2018 10-Q – 29

Notes to Condensed Consolidated Financial Statements (Unaudited)

The results of operations for properties that have been sold or classified as held for sale are included in the condensed consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$4,521	$5,449	$14,025	$16,091
Operating expenses	(3,504)	(4,036)	(10,361)	(11,753)
Interest expense	(1,259)	(1,270)	(3,755)	(3,673)
Other income and (expenses)	(1,084)	(683)	(933)	(1,948)
(Provision for) benefit from income taxes	(13)	161	(39)	(23)
Gain on sale of real estate, net of tax	52,193	—	52,193	—
Net (income) loss attributable to noncontrolling interests	(8,064)	4	(8,072)	—
Income (loss) from properties sold or classified as held for sale, net of income taxes	$42,790	$(375)	$43,058	$(1,306)

During both the three and nine months ended September 30, 2018, we sold four multi-family properties for total proceeds of $81.8 million, net of selling costs. For three of these properties, we sold our 97% interest to one of our joint venture partners, to which we made a non-cash distribution of $3.3 million. In addition, the joint venture partner assumed the related mortgage loans outstanding on the respective properties totaling $63.6 million as of the disposition date. The remaining property was sold to an unaffiliated third party and the related outstanding mortgage loan of $25.3 million was repaid prior to the disposition. We recognized an aggregate gain on sale of $52.2 million, which includes an $8.1 million gain attributable to noncontrolling interests. In addition, at September 30, 2018, we had one multi-family property classified as Assets held for sale, net with a carrying value of $38.4 million and a non-recourse mortgage loan of $29.8 million. This property was sold in November 2018 (Note 14).

CPA:18 – Global 9/30/2018 10-Q – 30

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Segment Reporting

We operate in three reportable business segments: Net Lease, Self Storage, and Multi-Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi-Family segment is comprised of our investments in student-housing developments and multi-family residential properties. In addition, we have an All Other category that includes our notes receivable investments. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Lease
Revenues (a)	$32,525	$30,736	$98,816	$86,988
Operating expenses (b) (c)	(18,822)	(16,688)	(57,248)	(51,036)
Interest expense	(9,365)	(7,723)	(27,225)	(21,905)
Other income and (expenses), excluding interest expense	291	398	6,197	1,143
Benefit from income taxes	69	2,787	302	2,149
Net income attributable to noncontrolling interests	(249)	(108)	(828)	(545)
Net income attributable to CPA:18 – Global	$4,449	$9,402	$20,014	$16,794
Self Storage
Revenues	$14,801	$14,128	$43,172	$41,178
Operating expenses	(8,745)	(10,922)	(26,856)	(34,675)
Interest expense	(3,402)	(3,178)	(9,784)	(9,223)
Other income and (expenses), excluding interest expense (d)	(176)	(441)	(921)	(848)
Provision for income taxes	(24)	(44)	(79)	(170)
Net income (loss) attributable to CPA:18 – Global	$2,454	$(457)	$5,532	$(3,738)
Multi-Family
Revenues	$6,010	$6,523	$17,611	$19,141
Operating expenses	(4,677)	(4,632)	(13,033)	(13,518)
Interest expense	(783)	(1,229)	(2,611)	(3,625)
Other income and (expenses), excluding interest expense	(1,078)	6	(926)	10
Benefit from (provision for) income taxes	64	142	124	(85)
Gain on sale of real estate, net of tax	52,193	—	52,193	—
Net (income) loss attributable to noncontrolling interests	(8,044)	10	(8,036)	34
Net income attributable to CPA:18 – Global	$43,685	$820	$45,322	$1,957
All Other
Revenues	$1,821	$1,814	$5,396	$5,346
Operating expenses	(1)	—	(3)	(11)
Net income attributable to CPA:18 – Global	$1,820	$1,814	$5,393	$5,335
Corporate
Unallocated Corporate Overhead (e)	$(5,214)	$438	$(14,339)	$1,933
Net income attributable to noncontrolling interests — Available Cash Distributions	$(1,710)	$(2,196)	$(6,445)	$(6,057)
Total Company
Revenues	$55,157	$53,201	$164,995	$152,653
Operating expenses	(37,348)	(37,103)	(111,737)	(113,210)
Interest expense	(13,624)	(12,430)	(39,848)	(35,673)
Other income and (expenses), excluding interest expense	(949)	5,622	4,412	17,390
Benefit from income taxes	58	2,825	771	1,632
Gain on sale of real estate, net of tax	52,193	—	52,193	—
Net income attributable to noncontrolling interests	(10,003)	(2,294)	(15,309)	(6,568)
Net income attributable to CPA:18 – Global	$45,484	$9,821	$55,477	$16,224

CPA:18 – Global 9/30/2018 10-Q – 31

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Total Assets
	September 30, 2018	December 31, 2017
Net Lease	$1,524,949	$1,572,437
Self Storage	392,273	398,944
Multi-Family	297,276	256,875
Corporate	77,859	35,812
All Other	64,440	66,929
Total Company	$2,356,797	$2,330,997
__________

(a)
We recognized straight-line rent adjustments of $1.1 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $3.6 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively, which increased Lease revenues within our condensed consolidated financial statements for each period.

(b)
In April 2017, the Croatian government passed a special law assisting the restructuring of companies considered of systemic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of these financial difficulties and uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $1.1 million and $3.2 million during the three and nine months ended September 30, 2018, respectively, and $2.0 million during the nine months ended September 30, 2017. In July 2018, the creditors of Agrokor reached a settlement plan to attempt to restructure the company, but as of the date of this Report, we are unable to assess the potential impact of that plan on this investment.

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

Note 14. Subsequent Events

On November 7, 2018, we sold our 97% interest in a multi-family property located in San Antonio, Texas, to a third party for $44.3 million, which was classified as held for sale at September 30, 2018. The $29.8 million non-recourse mortgage loan that encumbered this property was assumed by the buyer on the date of sale.

On October 26, 2018, we sold one of our net-leased properties located in Utrecht, the Netherlands, for $59.1 million (amount is based on the euro as of date of sale.)

It is not practicable to disclose the preliminary gain on sale for these transactions given the short period of time between the sale dates and the filing of this Report.

CPA:18 – Global 9/30/2018 10-Q – 32

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

Business Overview

As described in more detail in Item 1 of the 2017 Annual Report, we are a publicly owned, non-traded REIT that invests in a diversified portfolio of income-producing commercial properties leased to companies and other real estate-related assets, both domestically and outside the United States. In addition, our portfolio includes self-storage, student housing, and multi-family investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt, all provided by an independent third party, as well as other adjustments. Since the quarterly NAV estimates are not based on a full appraisal of the entire portfolio, to the extent any estimated NAV per share adjustments are within 1% of the previously disclosed NAV per share, the quarterly NAV per share will remain unchanged. We monitor properties not appraised during the quarter to identify ones that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. The majority of our costs associated with development projects (which are not yet generating income) are included in Real estate under construction in our condensed consolidated financial statements and totaled approximately $143.6 million as of September 30, 2018. Our NAVs as of June 30, 2018 were $8.57 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated August 30, 2018 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of September 30, 2018 during the fourth quarter of 2018.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. At September 30, 2018, the liability balance for the distribution and shareholder servicing fee was $4.3 million.

CPA:18 – Global 9/30/2018 10-Q – 33

Financial Highlights

During the nine months ended September 30, 2018, we completed the following, as further described in the condensed consolidated financial statements.

Acquisition and Financing Activity

We entered into seven new student-housing build-to-suit transactions for an aggregate amount of $243.8 million (amount based on the exchange rate of the euro on the respective acquisition dates), inclusive of unfunded future commitments and acquisition related costs and fees (Note 4).

On September 20, 2018, in conjunction with our investment in a student-housing development site located in Austin, Texas, we assumed a 90% interest in an existing $4.5 million loan that bears an annual variable interest rate, which was 5.5% as of the date we assumed the loan and matures in December 2019. We also obtained a $34.0 million non-recourse term loan encumbering seven self-storage properties located in Southern California and used a portion of the proceeds to repay the existing non-recourse mortgage loan encumbering those properties of $16.4 million (Note 9).

We obtained a construction loan of $48.8 million, and drew down $38.9 million, for a student-housing development project located in Portsmouth, United Kingdom (based on the exchange rate of the British pound sterling at the date of acquisition and drawdowns, respectively). In addition, we drew down $70.8 million (based on the exchange rate of the euro and British pound sterling at the date of the respective drawdowns) from third-party non-recourse financings related to two of our build-to-suit investments.

Disposition Activity

During both the three and nine months ended September 30, 2018, we sold four multi-family properties for total proceeds of $81.8 million, net of selling costs. For three of these properties, we sold our 97% interest to one of our joint venture partners, to which we made a non-cash distribution of $3.3 million. In addition, the joint venture partner assumed the related mortgage loans outstanding on the respective properties totaling $63.6 million as of the disposition date. The remaining property was sold to a third party and the related outstanding mortgage loan of $25.3 million was repaid prior to the disposition. We recognized an aggregate gain on sale of $52.2 million, which includes an $8.1 million gain attributable to noncontrolling interests. In addition, at September 30, 2018, we had one multi-family property classified as Assets held for sale, net with a carrying value of $38.4 million and a non-recourse mortgage loan of $29.8 million. This property was sold in November 2018 (Note 14).

CPA:18 – Global 9/30/2018 10-Q – 34

Consolidated Results

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$55,157	$53,201	$164,995	$152,653
Net income attributable to CPA:18 – Global	45,484	9,821	55,477	16,224

Cash distributions paid	21,965	21,396	65,495	63,606

Net cash provided by operating activities (a)			79,184	68,814
Net cash used in investing activities (a)			(48,354)	(73,433)
Net cash provided by financing activities (a)			25,735	5,378

Supplemental financial measures (b):
FFO attributable to CPA:18 – Global	16,426	27,261	57,999	68,413
MFFO attributable to CPA:18 – Global	16,755	19,404	50,714	47,097
Adjusted MFFO attributable to CPA:18 – Global	16,520	16,411	49,610	45,270
__________

(a)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the condensed consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities, Net cash used in investing activities, and Net cash provided by financing activities within our condensed consolidated statements of cash flows for the nine months ended September 30, 2017, as described in Note 2.

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

Revenues and Net Income Attributable to CPA:18 – Global

Total revenues increased for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, primarily as a result of the accretive impact of our investments acquired or placed into service during 2017 and 2018.

Net income attributable to CPA:18 – Global increased for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to a gain on sale of real estate, net of tax recognized during the current period (Note 12), the accretive impact of our investments acquired or placed into service, and a decrease in depreciation and amortization expense as certain self-storage in-place lease intangible assets fully amortized subsequent to September 30, 2017, all of which was partially offset by a decrease in foreign currency gains relating to our short-term intercompany loans at our international investments and an increase in interest expense.

Net income attributable to CPA:18 – Global increased for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the gain on sale of real estate, net of tax recognized during the current period, the accretive impact of our investments acquired or placed into service, and the decrease in depreciation and amortization expense as certain self-storage in-place lease intangible assets fully amortized subsequent to September 30, 2017. Additional improvements to Net income attributable to CPA:18 – Global resulted from a gain recognized during the nine months ended September 30, 2018 related to insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017. These improvements were partially offset by a decrease in foreign currency gains relating to our short-term intercompany loans at our international investments and an increase in interest expense.

CPA:18 – Global 9/30/2018 10-Q – 35

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO decreased for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, primarily as a result of foreign currency losses relating to our short-term intercompany loans at our international investments and an increase in interest expense, partially offset by the accretive impact of our investments acquired or placed into service in 2017 and 2018. In addition, the nine months ended September 30, 2018 included a gain recognized on the insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017.

MFFO decreased for the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to an increase in bad debt expense on our Agrokor investment, a decrease in deferred tax benefits, and an increase in interest expense, partially offset by the accretive impact of our investments acquired or placed into service during 2017 and 2018.

MFFO, as well as Adjusted MFFO for the nine months ended September 30, 2018, increased as compared to the same period in 2017, primarily as a result of the accretive impact of our investments acquired or placed into service during 2017 and 2018, partially offset by an increase in interest expense.

CPA:18 – Global 9/30/2018 10-Q – 36

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

Portfolio Summary

	September 30, 2018	December 31, 2017
Number of net-leased properties (a)	59	59
Number of operating properties (b)	82	79
Number of tenants (a)	100	98
Total square footage (in thousands)	16,174	16,873
Occupancy — Single-tenant	98.3%	99.7%
Occupancy — Multi-tenant	96.1%	92.4%
Weighted-average lease term — Single-tenant properties (in years)	10.2	11.1
Weighted-average lease term — Multi-tenant properties (in years)	6.8	7.1
Number of countries	13	12
Total assets (consolidated basis in thousands)	$2,356,797	$2,330,997
Net investments in real estate (consolidated basis in thousands)	2,027,768	2,062,451
Debt, net — pro rata (in thousands)	1,212,296	1,184,896

	Nine Months Ended September 30,
(dollars in thousands, except exchange rates)	2018	2017
Acquisition volume — consolidated (c)	$253,096	$49,368
Acquisition volume — pro rata (d)	243,806	66,187
Financing obtained — consolidated	148,216	84,068
Financing obtained — pro rata	142,914	89,351
Average U.S. dollar/euro exchange rate	1.1947	1.1130
Average U.S. dollar/Norwegian krone exchange rate	0.1245	0.1205
Average U.S. dollar/British pound sterling exchange rate	1.3519	1.2751
Change in the U.S. CPI (e)	2.4%	2.2%
Change in the Harmonized Index of Consumer Prices (e)	1.5%	0.8%
Change in the Norwegian CPI (e)	3.2%	1.4%
__________

(a)
Represents our single-tenant and multi-tenant properties, including the build-to-suit project located in Accra, Ghana, that we terminated in May 2018 (Note 4), and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum annualized base rent, or ABR, for the property. See Terms and Definitions below for a description of ABR.

(b)
At September 30, 2018, our operating portfolio consisted of 69 self-storage properties and 13 multi-family properties (including 11 student-housing properties), all of which are managed by third parties. Our operating portfolio also includes self-storage and student housing build-to-suit projects.

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

CPA:18 – Global 9/30/2018 10-Q – 37

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at September 30, 2018. See Terms and Definitions below for a description of pro rata metrics and ABR.

Top Ten Tenants by Total ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent
Fentonir Trading & Investments Limited (a)	Hotel	Hotel, Gaming, and Leisure	Munich and Stuttgart, Germany	$7,530	8%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	6,213	6%
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	5,957	6%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	5,235	5%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,712	5%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	4,431	5%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	3,923	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	3,841	4%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,669	4%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	3,512	4%
Total				$49,023	51%
__________

(a)	ABR amounts for these properties are subject to fluctuations in foreign currency exchange rates.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	ABR	Percent
Office	$46,854	49%
Hotel	14,594	15%
Industrial	12,990	13%
Warehouse	12,889	13%
Retail	9,162	10%
	$96,489	100%

CPA:18 – Global 9/30/2018 10-Q – 38

Portfolio Diversification by Geography
(dollars in thousands)

Region	ABR	Percent
United States
Midwest	$22,882	24%
South	11,829	12%
East	3,490	4%
West	429	—%
U.S. Total	38,630	40%

International
The Netherlands	15,027	16%
Norway	13,543	14%
Germany	10,679	11%
Mauritius	5,235	5%
Poland	4,500	5%
United Kingdom	3,577	3%
Croatia	2,834	3%
Slovakia	2,464	3%
International Total	57,859	60%
Total	$96,489	100%

CPA:18 – Global 9/30/2018 10-Q – 39

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Hotel, Gaming, and Leisure	$14,636	15%
Banking	10,388	11%
Sovereign and Public Finance	7,136	7%
Grocery	6,757	7%
Containers, Packaging, and Glass	6,213	6%
Retail	5,322	6%
Capital Equipment	5,059	5%
Insurance	4,757	5%
Utilities: Electric	3,888	4%
Oil and Gas	3,858	4%
Business Services	3,516	4%
Metals and Mining	3,393	4%
Media: Advertising, Printing, and Publishing	3,343	4%
High Tech Industries	3,282	3%
Healthcare and Pharmaceuticals	2,520	3%
Consumer Services	2,082	2%
Automotive	2,028	2%
Construction and Building	1,805	2%
Non-Durable Consumer Goods	1,288	1%
Telecommunications	1,063	1%
Wholesale	1,063	1%
Electricity	1,042	1%
Other (a)	2,050	2%
Total	$96,489	100%
__________

(a)	Includes ABR from tenants in the following industries: cargo transportation, durable consumer goods and environmental industries.

CPA:18 – Global 9/30/2018 10-Q – 40

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a) (b)	Number of Leases Expiring	ABR	Percent
Remaining 2018	4	$234	—%
2019	7	1,153	1%
2020	7	1,261	1%
2021	5	1,227	1%
2022	8	2,111	2%
2023	16	16,101	17%
2024	10	5,166	6%
2025	9	7,002	7%
2026	8	6,939	7%
2027	8	6,236	6%
2028	5	5,382	6%
2029	4	9,159	10%
2030	6	4,384	5%
2031	5	4,961	5%
Thereafter (>2031)	14	25,173	26%
Total	116	$96,489	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent pro rata ABR of $3.6 million.

CPA:18 – Global 9/30/2018 10-Q – 41

Operating Properties

At September 30, 2018, our operating portfolio consisted of 69 self-storage properties and 13 multi-family properties, including 11 student-housing developments. At September 30, 2018, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	22	2,016
Texas (a)	14	1,201
California	10	860
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington, D.C.	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	68	5,558
Spain (b)	6	—
Canada (c)	4	208
United Kingdom (a)	3	215
Portugal (a)	1	—
International Total	14	423
Total	82	5,981
__________

(a)	Includes one build-to-suit project for a student-housing development.

(b)	Includes six build-to-suit projects for student-housing developments.

(c)
Includes two build-to-suit projects for self-storage facilities that are unconsolidated investments and are included in Accounts receivable and other assets, net in the condensed consolidated financial statements.

CPA:18 – Global 9/30/2018 10-Q – 42

Build-to-Suit and Development Projects

As of September 30, 2018, we had the following consolidated development projects, including joint ventures, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b) (c)	Amount Funded (b) (c)
Q3 2019	Student Housing	Barcelona, Spain	98.7%	1	112,980	$24,530	$11,851
Q1 2020	Student Housing	Coimbra, Portugal	98.5%	1	135,076	25,576	8,324
Q3 2020	Student Housing	Austin, Texas	90.0%	1	185,720	74,469	10,333
Q3 2020	Student Housing	Swansea, United Kingdom (d)	94.5%	1	176,496	48,236	12,710
Q3 2020	Student Housing	San Sebastian, Spain	100.0%	1	126,075	35,033	11,171
Q3 2020	Student Housing	Valencia, Spain	98.7%	1	100,423	25,968	5,913
Q3 2020	Student Housing	Malaga, Spain	100.0%	1	88,878	40,327	4,968
Q3 2020	Student Housing	Barcelona, Spain	100.0%	3	77,504	30,371	11,708
Q3 2020	Student Housing	Granada, Spain	98.5%	1	75,557	22,404	2,923
				11	1,078,709	$326,914	79,901
Third-party contributions (e)							(3,844)
Total							$76,057
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)
Amounts related to certain of our build-to-suit projects are denominated in a foreign currency. For these projects, amounts are based on their respective exchange rates as of September 30, 2018, where applicable.

(c)	Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)	Amount funded for the project includes $7.3 million of prepaid ground lease rent that is included in Accounts receivable and other assets, net on our condensed consolidated balance sheets.

(e)	Amount represents the funds contributed from our joint-venture partners.

As of September 30, 2018, we had the following unconsolidated joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location (a)	Ownership Percentage (b)	Number of Buildings	Square Footage	Estimated Project Totals (c)	Amount Funded (c)
Q4 2018	Self Storage	Toronto, Canada (d)	89.9%	1	119,000	$16,231	$11,646
Q1 2020	Self Storage	Vaughan, Canada	90.0%	1	95,475	14,903	2,953
				2	214,475	$31,134	$14,599
__________

(a)	These properties all relate to an unconsolidated investment, which we account for under the equity method of accounting.

(b)
Represents our expected ownership percentage upon the completion of each respective development project. As of September 30, 2018, the joint-venture partner had not yet purchased its 10% equity interest, which will be funded by the distributions it is eligible to receive upon the properties being placed into service.

(c)
Amounts related to our Canadian build-to-suit projects are denominated in Canadian dollars, which have been partially funded with third-party financing. For these projects, U.S. dollar amounts are based on their respective exchange rate as of September 30, 2018.

(d)	This property was partially placed into service during the three and nine months ended September 30, 2018.

CPA:18 – Global 9/30/2018 10-Q – 43

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of September 30, 2018. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

CPA:18 – Global 9/30/2018 10-Q – 44

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Revenues
Lease revenues	$28,925	$27,635	$1,290	$87,769	$77,417	$10,352
Operating real estate income	20,811	20,649	162	60,783	60,345	438
Reimbursable tenant costs	3,456	3,034	422	10,502	9,201	1,301
Interest income and other	1,965	1,883	82	5,941	5,690	251
	55,157	53,201	1,956	164,995	152,653	12,342
Operating Expenses
Depreciation and amortization:
Net-leased properties	12,170	12,005	165	37,002	33,622	3,380
Operating properties	4,350	6,921	(2,571)	14,042	22,984	(8,942)
	16,520	18,926	(2,406)	51,044	56,606	(5,562)
Property expenses:
Operating properties	9,148	8,593	555	25,527	25,074	453
Reimbursable tenant costs	3,456	3,034	422	10,502	9,201	1,301
Net-leased properties	3,180	1,792	1,388	10,133	8,568	1,565
Asset management fees	3,117	2,902	215	9,142	8,378	764
	18,901	16,321	2,580	55,304	51,221	4,083
General and administrative	1,920	1,856	64	5,365	5,337	28
Acquisition and other expenses	7	—	7	24	46	(22)
	37,348	37,103	245	111,737	113,210	(1,473)
Other Income and Expenses
Interest expense	(13,624)	(12,430)	(1,194)	(39,848)	(35,673)	(4,175)
Other gains and (losses)	(801)	5,963	(6,764)	5,119	18,084	(12,965)
Equity in losses of equity method investment in real estate	(148)	(341)	193	(707)	(694)	(13)
	(14,573)	(6,808)	(7,765)	(35,436)	(18,283)	(17,153)
Income before income taxes and gain on sale of real estate	3,236	9,290	(6,054)	17,822	21,160	(3,338)
Benefit from income taxes	58	2,825	(2,767)	771	1,632	(861)
Income before gain on sale of real estate	3,294	12,115	(8,821)	18,593	22,792	(4,199)
Gain on sale of real estate, net of tax	52,193	—	52,193	52,193	—	52,193
Net Income	55,487	12,115	43,372	70,786	22,792	47,994
Net income attributable to noncontrolling interests	(10,003)	(2,294)	(7,709)	(15,309)	(6,568)	(8,741)
Net Income Attributable to CPA:18 – Global	$45,484	$9,821	$35,663	$55,477	$16,224	$39,253

CPA:18 – Global 9/30/2018 10-Q – 45

Lease Composition and Leasing Activities

As of September 30, 2018, approximately 51.9% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 43.2% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 1.1% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro.

CPA:18 – Global 9/30/2018 10-Q – 46

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to Net income attributable to CPA:18 – Global (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Existing Net-Leased Properties
Lease revenues	$24,938	$25,363	$(425)	$75,691	$74,136	$1,555
Depreciation and amortization	(10,893)	(11,073)	180	(32,667)	(32,334)	(333)
Property expenses	(2,352)	(1,238)	(1,114)	(7,938)	(6,709)	(1,229)
Property level contribution	11,693	13,052	(1,359)	35,086	35,093	(7)
Recently Acquired Net-Leased Properties
Lease revenues	3,987	2,272	1,715	12,078	3,281	8,797
Depreciation and amortization	(1,277)	(931)	(346)	(4,335)	(1,288)	(3,047)
Property expenses	(828)	(553)	(275)	(2,195)	(1,825)	(370)
Property level contribution	1,882	788	1,094	5,548	168	5,380
Existing Operating Properties
Operating property revenues	15,902	15,200	702	46,370	44,254	2,116
Operating property expenses	(5,998)	(6,001)	3	(17,936)	(17,552)	(384)
Depreciation and amortization	(3,222)	(5,486)	2,264	(10,503)	(18,805)	8,302
Property level contribution	6,682	3,713	2,969	17,931	7,897	10,034
Recently Acquired Operating Properties
Operating property revenues	388	—	388	388	—	388
Depreciation and amortization	(68)	—	(68)	(68)	—	(68)
Operating property expenses	(714)	—	(714)	(714)	—	(714)
Property level contribution	(394)	—	(394)	(394)	—	(394)
Properties Sold or Held for Sale
Operating property revenues	4,521	5,449	(928)	14,025	16,091	(2,066)
Operating property expenses	(2,436)	(2,592)	156	(6,877)	(7,522)	645
Depreciation and amortization	(1,060)	(1,436)	376	(3,471)	(4,179)	708
Property expenses	—	(1)	1	—	(34)	34
Property level contribution	1,025	1,420	(395)	3,677	4,356	(679)
Property Level Contribution	20,888	18,973	1,915	61,848	47,514	14,334
Add other income:
Interest income and other	1,965	1,883	82	5,941	5,690	251
Less other expenses:
Asset management fees	(3,117)	(2,902)	(215)	(9,142)	(8,378)	(764)
General and administrative	(1,920)	(1,856)	(64)	(5,365)	(5,337)	(28)
Acquisition and other expenses	(7)	—	(7)	(24)	(46)	22
	17,809	16,098	1,711	53,258	39,443	13,815
Other Income and Expenses
Interest expense	(13,624)	(12,430)	(1,194)	(39,848)	(35,673)	(4,175)
Other gains and (losses)	(801)	5,963	(6,764)	5,119	18,084	(12,965)
Equity in losses of equity method investment in real estate	(148)	(341)	193	(707)	(694)	(13)
	(14,573)	(6,808)	(7,765)	(35,436)	(18,283)	(17,153)
Income before income taxes and gain on sale of real estate	3,236	9,290	(6,054)	17,822	21,160	(3,338)
Benefit from income taxes	58	2,825	(2,767)	771	1,632	(861)
Income before gain on sale of real estate	3,294	12,115	(8,821)	18,593	22,792	(4,199)
Gain on sale of real estate, net of tax	52,193	—	52,193	52,193	—	52,193
Net Income	55,487	12,115	43,372	70,786	22,792	47,994
Net income attributable to noncontrolling interests	(10,003)	(2,294)	(7,709)	(15,309)	(6,568)	(8,741)
Net Income Attributable to CPA:18 – Global	$45,484	$9,821	$35,663	$55,477	$16,224	$39,253

CPA:18 – Global 9/30/2018 10-Q – 47

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses and depreciation and amortization. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income attributable to CPA:18 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2017. For the periods presented, there were 54 existing net-leased properties.

For the three months ended September 30, 2018 compared to the same period in 2017, property level contribution from existing net-leased properties decreased by $1.4 million, primarily due to an increase in property expenses of $1.1 million and a decrease in lease revenues of $0.4 million, partially offset by a decrease in depreciation and amortization expense of $0.2 million.

For the nine months ended September 30, 2018 compared to the same period in 2017, property level contribution from existing net-leased properties did not significantly change as the increase in lease revenues of $1.6 million was mostly offset by an increase in property expenses of $1.2 million and depreciation and amortization expense of $0.3 million.

The changes in lease revenues for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily due to the fluctuations of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods. The increase in property expenses for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily due to the increase in bad debt expense on our Agrokor investment (Note 13).

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2016. For the periods presented, there were five recently acquired net-leased properties, including the build-to-suit project located in Accra, Ghana which we terminated (Note 4).

For the three and nine months ended September 30, 2018 compared to the same periods in 2017, property level contribution from recently acquired net-leased properties increased by $1.1 million and $5.4 million, respectively, primarily due to three build-to-suit projects that were placed into service during 2017.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2017. For the periods presented, there were 66 existing operating properties.

For the three months ended September 30, 2018 compared to the same period in 2017, property level contribution from existing operating properties increased by $3.0 million, primarily due to a decrease in depreciation and amortization expense of $2.3 million and an increase in revenues of $0.7 million.

For the nine months ended September 30, 2018 compared to the same period in 2017, property level contribution from existing operating properties increased by $10.0 million, primarily due to a decrease in depreciation and amortization expense of $8.3 million and an increase in revenues of $2.1 million, partially offset by an increase in property expenses of $0.4 million.

The decreases in depreciation and amortization expense in both periods were primarily due to certain in-place lease intangible assets becoming fully amortized subsequent to September 30, 2017. The increases in revenues in both periods were primarily due to increased market rents.

CPA:18 – Global 9/30/2018 10-Q – 48

Recently Acquired Operating Properties

Recently acquired operating properties are those that were placed into service subsequent to December 31, 2016. For the periods presented, there were two build-to-suit projects that were placed into service during 2018. For both the three and nine months ended September 30, 2018, operating expenses for recently acquired operating properties exceeded operating revenues by $0.4 million.

Properties Sold or Held for Sale

In September 2018, we sold four multi-family properties (Note 12). In addition, at September 30, 2018, we had one multi-family property classified as Assets held for sale, which was sold on November 6, 2018 (Note 14).

In October 2017, we sold a student-housing property located in Reading, United Kingdom, which was previously classified as Operating real estate — land, buildings and improvements in the condensed consolidated financial statements.

Other Revenues and Expenses

Asset Management Fees

For the three and nine months ended September 30, 2018 compared to the same periods in 2017, asset management fees increased by $0.2 million and $0.8 million, respectively, primarily due to the increased fair market value of our assets as well as investment volume subsequent to the third quarter of 2017, which increased the asset base from which our Advisor earns a fee.

General and Administrative

For both the three and nine months ended September 30, 2018 compared to the same periods in 2017, general and administrative expenses remained relatively flat.

Interest Expense

Our interest expense is directly impacted by the mortgage loans or other financing obtained or assumed in connection with our investing activity (Note 9). For the three and nine months ended September 30, 2018 compared to the same periods in 2017, interest expense increased by $1.2 million and $4.2 million, respectively, primarily due to an increase in mortgage financing obtained in connection with our build-to-suit activity during the respective periods. Our average outstanding debt balance increased by $29.1 million and $116.2 million during both the three and nine months ended September 30, 2018, respectively, as compared to the prior year periods. Our weighted-average interest rate was 4.1% and 3.9% during the three and nine months ended September 30, 2018, respectively, and 4.0% during both the three and nine months ended September 30, 2017.

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

For the three months ended September 30, 2018, we recognized net other losses of $0.8 million, which were primarily comprised of a $1.3 million loss on extinguishment of debt and foreign currency losses of $0.3 million, largely related to foreign currency losses recorded on our short-term intercompany loans at our international investments, partially offset by $0.3 million of gains on rent guarantees and $0.2 million of gains on derivatives.

CPA:18 – Global 9/30/2018 10-Q – 49

For the nine months ended September 30, 2018, we recognized net other gains of $5.1 million, which were primarily comprised of a $5.3 million gain recognized as a result of the insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017, $0.9 million of gains on rent guarantees, and $0.4 million of gains on derivatives. These gains were partially offset by a $1.3 million loss on extinguishment of debt and $0.8 million of realized and unrealized foreign currency losses.

For the three months ended September 30, 2017, we recognized net other gains of $6.0 million, which were primarily comprised of $5.6 million of realized and unrealized foreign currency transaction gains related to our international investments, primarily related to our short-term intercompany loans, and $0.4 million of gains recognized on the change in fair value of rent guarantees.

For the nine months ended September 30, 2017, we recognized net other gains of $18.1 million, which were primarily comprised of $16.2 million of realized and unrealized foreign currency transaction gains related to our international investments, $0.9 million of realized gains recognized on foreign currency forward contracts and collars, and $0.9 million of gains recognized on the change in the fair value of rent guarantees.

Equity in Losses of Equity Method Investment in Real Estate

For both the three and nine months ended September 30, 2018 compared to the same period in 2017, equity in losses of equity method investment in real estate remained relatively flat.

Benefit from Income Taxes

Our provision for income taxes is primarily related to our international properties.

During the three and nine months ended September 30, 2018, we recorded a benefit from income taxes of $0.1 million and $0.8 million, respectively, comprised of a provision for current income taxes of $0.4 million and $1.0 million, respectively, and a benefit from deferred income taxes of $0.5 million and $1.8 million, respectively.

During the three and nine months ended September 30, 2017, we recorded a benefit from income taxes of $2.8 million and $1.6 million, respectively, comprised of a provision for current income taxes of $0.2 million and $1.2 million, respectively, and a benefit from deferred income taxes of $3.0 million and $2.8 million, respectively.

Gain on Sale of Real Estate, Net of Tax

During both the three and nine months ended September 30, 2018, we sold four multi-family properties for total proceeds of $151.0 million, net of selling costs, and recorded an aggregate gain on sale of $52.2 million.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2018 compared to the same periods in 2017, net income attributable to noncontrolling interests increased by $7.7 million and $8.7 million, respectively, primarily due to the gain on sale of real estate noted above, which included a $8.1 million gain that was attributable to noncontrolling interests in both the three and nine months ended September 30, 2018 (Note 12).

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

CPA:18 – Global 9/30/2018 10-Q – 50

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

Operating Activities — Net cash provided by operating activities increased by $10.4 million during the nine months ended September 30, 2018 as compared to the same period in 2017, primarily reflecting the impact of investments acquired or placed into service during 2017 and 2018.

Investing Activities — Our investing activities are generally comprised of real estate purchases, funding of build-to-suit development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $48.4 million for the nine months ended September 30, 2018. This was primarily the result of cash outflows of $68.3 million to fund construction costs of our build-to-suit projects (Note 4), $58.0 million for our real estate investments (Note 4), and $9.9 million for capital expenditures on our owned real estate, partially offset by cash inflows of $82.5 million for proceeds from sale of real estate and $7.2 million from insurance settlements.

Financing Activities — Net cash provided by financing activities totaled $25.7 million for the nine months ended September 30, 2018. This was primarily due to cash inflows of $142.2 million from non-recourse mortgage financings (Note 9) and $31.4 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We had cash outflows of $65.5 million related to distributions paid to our stockholders, $50.6 million for scheduled payments and prepayments of mortgage loan principal, $17.3 million for the repurchase of shares of our common stock pursuant to our redemption program described below, and $15.6 million for distributions to noncontrolling interests.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to continue to seek investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2018, we declared distributions to stockholders of $65.9 million, which were comprised of $32.9 million of cash distributions and $33.0 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through September 30, 2018, we declared distributions to stockholders totaling $368.1 million, which were comprised of cash distributions of $175.5 million and $192.6 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 88.0% of total distributions declared for the nine months ended September 30, 2018, and we funded all of these distributions from Net cash provided by operating activities.

CPA:18 – Global 9/30/2018 10-Q – 51

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2018, we received requests to redeem 1,505,611 and 587,040 shares of Class A and Class C common stock, respectively, comprised of 307 and 125 redemption requests, respectively, which we fulfilled at an average price of $8.30 and $8.21 per share for the Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the nine months ended September 30, 2018. Except for redemptions sought in certain defined special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAV. For shares redeemed under special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAV.

Summary of Financing

The table below summarizes our non-recourse mortgages and bonds payable (dollars in thousands):

	September 30, 2018	December 31, 2017
Carrying Value (a)
Fixed rate	$1,069,910	$1,123,540
Variable rate:
Amount subject to interest rate swaps and caps	115,801	100,181
Amount subject to floating interest rate	111,478	51,727
	227,279	151,908
	$1,297,189	$1,275,448
Percent of Total Debt
Fixed rate	82%	88%
Variable rate	18%	12%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.9%	4.0%
Variable rate (b)	4.9%	4.1%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $7.1 million and $8.3 million as of September 30, 2018 and December 31, 2017, respectively, and unamortized premium, net of $1.2 million and $1.1 million as of September 30, 2018 and December 31, 2017, respectively (Note 9).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At September 30, 2018, our cash resources consisted of cash and cash equivalents totaling $122.0 million. Of this amount, $34.9 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds. As of September 30, 2018, we had $12.8 million available to borrow under our third-party financing arrangements for either funding of construction or mortgage financing upon completion of certain of our build-to-suit and development projects (Note 9). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $116.5 million at September 30, 2018, although there can be no assurance that we would be able to obtain financing for these properties.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us for acquisition funding purposes, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility. At September 30, 2018, we had no such loans outstanding from WPC.

CPA:18 – Global 9/30/2018 10-Q – 52

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to fund capital commitments such as build-to-suit projects, acquire new investments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. One balloon payment totaling $5.6 million on our consolidated mortgage loan obligations is due during the next 12 months. Our Advisor is actively seeking to refinance this loan, although there can be no assurance that it will be able to do so on favorable terms, or at all. We expect to fund $168.0 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,303,125	$12,400	$284,797	$376,923	$629,005
Interest on borrowings and deferred acquisition fees	259,325	53,515	91,025	69,722	45,063
Capital commitments (b)	281,124	167,128	113,996	—	—
Operating and other lease commitments (c)	11,798	829	1,333	716	8,920
Deferred acquisition fees — principal (d)	6,187	3,017	3,170	—	—
Annual distribution and shareholder servicing fee (e)	4,308	538	3,770	—	—
Asset retirement obligations (f)	2,973	—	—	—	2,973
	$1,868,840	$237,427	$498,091	$447,361	$685,961
__________

(a)
Represents the non-recourse mortgage loans and bonds payable that we obtained in connection with our investments. At September 30, 2018, this excludes $7.1 million of deferred financing costs and $1.2 million of unamortized premium, net (Note 9).

(b)
Capital commitments include our current build-to-suit projects totaling $263.5 million (Note 4) and $17.6 million of outstanding commitments on build-to-suit projects that have been placed into service.

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities, which is calculated as our allocable portion of WPC’s future minimum rent amounts using the allocation percentages for overhead reimbursement as of September 30, 2018 (Note 3).

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

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2018, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At September 30, 2018, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA:18 – Global 9/30/2018 10-Q – 53

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of self-storage facilities in Canada (Note 4). This investment is jointly owned with a third party, which is also the general partner. At September 30, 2018, the total equity investment balance for these properties was $19.8 million. The joint venture also had total third-party recourse debt of $28.0 million.

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

CPA:18 – Global 9/30/2018 10-Q – 54

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

CPA:18 – Global 9/30/2018 10-Q – 55

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

CPA:18 – Global 9/30/2018 10-Q – 56

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to CPA:18 – Global	$45,484	$9,821	$55,477	$16,224
Adjustments:
Gain on sale of real estate, net of tax	(52,193)	—	(52,193)	—
Depreciation and amortization of real property	16,582	18,999	51,330	56,813
Proportionate share of adjustments for noncontrolling interests	6,436	(1,684)	2,987	(4,852)
Proportionate share of adjustments to equity in net income of partially owned entities	117	125	398	228
Total adjustments	(29,058)	17,440	2,522	52,189
FFO (as defined by NAREIT) attributable to CPA:18 – Global	16,426	27,261	57,999	68,413
Adjustments:
Loss on extinguishment of debt	1,281	—	1,283	54
Straight-line and other rent adjustments (a)	(1,255)	(1,697)	(3,962)	(4,052)
Amortization of premium/discount on debt investments and fair market value adjustments, net	670	(218)	1,390	391
Realized gains on foreign currency, derivatives, and other (b)	(486)	(705)	(11,500)	(2,139)
Unrealized losses (gains) on foreign currency, derivatives, and other	138	(5,266)	5,458	(15,768)
Above- and below-market rent intangible lease amortization, net (c)	(41)	(25)	(99)	(98)
Proportionate share of adjustments for noncontrolling interests	15	53	121	249
Acquisition and other expenses	7	1	24	47
Total adjustments	329	(7,857)	(7,285)	(21,316)
MFFO attributable to CPA:18 – Global	16,755	19,404	50,714	47,097
Adjustments:
Deferred taxes	(447)	(3,286)	(1,373)	(2,979)
Hedging gains	212	293	269	1,152
Total adjustments	(235)	(2,993)	(1,104)	(1,827)
Adjusted MFFO attributable to CPA:18 – Global	$16,520	$16,411	$49,610	$45,270
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

(b)
During the nine months ended September 30, 2018, we recognized a gain of $5.3 million as a result of the insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017.

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

CPA:18 – Global 9/30/2018 10-Q – 57

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

At September 30, 2018, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2018 (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed-rate debt (a)	$1,352	$4,961	$116,099	$124,942	$123,760	$707,521	$1,078,635	$1,072,301
Variable rate debt (a)	$6,060	$71,102	$7,606	$45,217	$17,964	$76,541	$224,490	$238,279
__________

(a)	Amounts are based on the exchange rate at September 30, 2018, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt, which either have effectively been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2018 by an aggregate increase of $45.8 million or an aggregate decrease of $54.4 million, respectively. Annual interest expense on our unhedged variable-rate debt at September 30, 2018 would increase or decrease by $1.1 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at September 30, 2018, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA:18 – Global 9/30/2018 10-Q – 58

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and, as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our foreign investments through the third quarter of 2018 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

As noted above, we have obtained, and may in the future obtain, non-recourse mortgage and bond financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of September 30, 2018 during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$12,546	$49,871	$49,000	$49,013	$48,936	$420,390	$629,756
Norwegian krone (c)	3,455	13,723	13,449	12,746	12,304	55,469	111,146
British pound sterling (d)	774	3,337	3,271	3,048	2,776	11,517	24,723
	$16,775	$66,931	$65,720	$64,807	$64,016	$487,376	$765,625

Scheduled debt service payments (principal and interest) for mortgage notes and bonds payable, for our foreign operations as of September 30, 2018, during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$3,374	$13,179	$95,813	$79,213	$40,500	$154,205	$386,284
Norwegian krone (c)	3,556	6,124	6,124	49,901	4,198	116,167	186,070
British pound sterling (d)	1,374	69,400	24,813	—	—	—	95,587
	$8,304	$88,703	$126,750	$129,114	$44,698	$270,372	$667,941
__________

(a)
Amounts are based on the applicable exchange rates at September 30, 2018. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2018 of $2.4 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2018 of $0.7 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2018 of $0.7 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2018.

CPA:18 – Global 9/30/2018 10-Q – 59

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues in 2020 and 2021 for investments denominated in the euro, 2018 (remainder), 2021 and after 2022 for the Norwegian krone, and 2018 (remainder), 2019 and 2020 for the British pound sterling. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

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

For the nine months ended September 30, 2018, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	63% related to domestic properties, which included concentrations of 14% and 11% in Florida and Texas, respectively; and

•	37% related to international properties.

At September 30, 2018, our net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	40% related to domestic properties, which included a concentration of 10% in Illinois;

•	60% related to international properties, which included a concentration of 16% in the Netherlands, 14% in Norway, and 11% in Germany;

•	49% related to office properties, 15% related to hotel properties, 13% related to industrial properties, 13% related to warehouse properties, and 10% related to retail properties; and

•	15% related to the hotel, gaming, and leisure industry and 11% related to the banking industry.

CPA:18 – Global 9/30/2018 10-Q – 60

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 9/30/2018 10-Q – 61

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2018, we issued 362,411 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $8.57 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception and through September 30, 2018, we have issued a total of 4,690,225 shares of our Class A common stock to our Advisor as consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended September 30, 2018:

	Class A		Class C
2018 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
July	—	$—	—	$—	N/A	N/A
August	—	—	—	—	N/A	N/A
September	442,199	8.28	183,712	8.27	N/A	N/A
Total	442,199		183,712
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended September 30, 2018, we received 96 and 39 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemptions requests that we received during the three months ended September 30, 2018. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV.

CPA:18 – Global 9/30/2018 10-Q – 62

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

CPA:18 – Global 9/30/2018 10-Q – 63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	November 9, 2018
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2018
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

CPA:18 – Global 9/30/2018 10-Q – 64

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