Form 10-K
period 2018-12-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2019-03-13
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 108,472,291 and 31,410,984 of Class A and Class C shares, respectively, of outstanding common stock at June 30, 2018.
As of March 8, 2019 there were 115,721,680 shares of Class A common stock and 31,938,328 shares of Class C common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

CPA:18 – Global 2018 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws.

These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the amount and timing of any future dividends; statements regarding our corporate strategy and underlying assumptions about our portfolio (e.g. occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), possible new acquisitions and dispositions, and our international exposure; our future capital expenditure levels, including any plans to fund our future liquidity needs, and future leverage and debt service obligations; our capital structure; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”) and the Tax Cuts and Jobs Act; the impact of recently issued accounting pronouncements; regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; and the general economic outlook. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations (“MFFO”), and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CPA:18 – Global 2018 10-K – 2

PART I

Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded REIT that invests in a diversified portfolio of income-producing commercial properties and other real estate-related assets, both domestically and outside the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We conduct substantially all of our investment activities and own all of our assets through CPA:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership. In addition to being a general partner and a limited partner of the Operating Partnership, we also own a 99.97% capital interest in the Operating Partnership. WPC–CPA:18 Holdings, LLC (“CPA:18 Holdings”), also known as the Special General Partner, a subsidiary of our sponsor, W. P. Carey Inc. (“WPC”), holds the remaining 0.03% special general partner interest in the Operating Partnership.

Our primary investment strategy is to acquire, own, and manage a portfolio of commercial real estate properties. Our single-tenant, net-leased properties are leased to a diversified group of companies on a single-tenant, net-leased basis and generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs, and other operating expenses.

In addition, our portfolio at December 31, 2018 included self-storage and multi-family investments (comprised of multi-family residential properties, student housing development projects, and student housing operating properties), which we refer to as our Operating Properties.

We are managed by WPC through certain of its subsidiaries (collectively, our “Advisor”). WPC is a diversified REIT and leading owner of commercial real estate listed on the New York Stock Exchange under the symbol “WPC.” In addition, WPC also manages the portfolios of certain non-traded investment programs. Pursuant to an advisory agreement, our Advisor provides both strategic and day-to-day management services for us, including asset management, dispositions of assets, investor relations, investment research and analysis, investment financing and other investment-related services, and administrative services. Our Advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to our Advisor and also reimburse our Advisor for certain expenses incurred in providing services to us, including expenses associated with personnel provided for administration of our operations. The current advisory agreement has a term of one year and may be renewed for successive one-year periods. As of December 31, 2018, our Advisor also serves in this capacity for Carey Watermark Investors Incorporated and Carey Watermark Investors 2 Incorporated, which are publicly owned, non-traded REITs that invest in hotel and lodging-related properties (together with us, the “Managed REITs”). WPC also advises Carey European Student Housing Fund I, L.P. (“CESH” and, together with the Managed REITs, the “Managed Programs”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe.

We were formed as a Maryland corporation on September 7, 2012. We commenced our initial public offering in May 2013 and raised aggregate gross proceeds of $1.2 billion through the closing of the offering in April 2015. In addition, from inception through December 31, 2018, $150.4 million and $42.2 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”). Although we have substantially invested all of the proceeds from our offering, we intend to continue to use our cash reserves and cash generated from operations to acquire, own, and manage a portfolio of commercial properties leased to a diversified group of companies as well as self-storage and multi-family operating properties and development projects.

Our estimated net asset values per share (“NAVs”) as of September 30, 2018 were $8.73 per share for both Class A and Class C common stock. See Significant Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details regarding our NAVs.

We have no employees. At December 31, 2018, our Advisor had 206 employees who are available to perform services for us under our advisory agreement (Note 3).

CPA:18 – Global 2018 10-K – 3

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

Our Portfolio

At December 31, 2018, our net lease portfolio was comprised of full or partial ownership interests in 57 properties, substantially all of which were fully occupied and triple-net leased to 93 tenants, and totaled approximately 10.0 million square feet on a pro rata basis. The remainder of our portfolio at that date was comprised of full or partial ownership interests in 69 self-storage properties and 15 multi-family properties (which included twelve student housing development projects and two student housing operating properties, as well as one multi-family residential property that was sold in January 2019 (Note 16)) totaling 5.6 million square feet. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio.

Asset Management

Our Advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations, and arranging for and negotiating sales of assets. With respect to our net-leased investments, asset management functions include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, credit and real estate risk analysis, building expansions and redevelopments, refinancing debt, and selling assets. With respect to our self-storage and multi-family investments, asset management functions include engaging unaffiliated third parties for management and operation of our investments, active oversight of property developers and managers, credit and real estate risk analysis, building expansions and redevelopments, refinancing debt, and selling assets. Working with the third-party managers it engages, our Advisor reviews and approves operating and capital budgets, inspects properties, and provides input on business strategy at the property.

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

With respect to other real estate-related assets such as mortgage and mezzanine loans, asset management operations include evaluating potential borrowers’ creditworthiness, operating history, and capital structure. With respect to any investments in other mortgage-related instruments that we may make, our Advisor is responsible for selecting, acquiring, and facilitating the acquisition or disposition of such investments, including monitoring the portfolio on an ongoing basis. Our Advisor also monitors our portfolio to ensure that we do not engage in activities that may lead us to be deemed an “investment company” under the Investment Company Act of 1940.

CPA:18 – Global 2018 10-K – 4

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

One of our objectives is ultimately to provide our stockholders with the opportunity to obtain liquidity for their investments in us. We may provide liquidity for our stockholders through sales of assets (either on a portfolio basis or individually), a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of the Managed Programs or WPC or its affiliates), an enhanced redemption program or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the three most recent instances in which stockholders of non-traded REITs managed by our Advisor were provided with liquidity, Corporate Property Associates 15 Incorporated (“CPA:15”), Corporate Property Associates 16 – Global Incorporated (“CPA:16 – Global”), and Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”) merged with and into subsidiaries of WPC on September 28, 2012, January 31, 2014, and October 31, 2018, respectively.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We will generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a significant portion of our currency risk on international investments. We, through the subsidiaries we form to make investments, will generally seek to borrow on a non-recourse basis and in amounts that we believe will maximize the return to our stockholders, although we may also borrow at the corporate level. The use of non-recourse financing may allow us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries that is secured only by the assets to which such indebtedness relates without recourse to the borrower or any of its subsidiaries, other than in case of customary carve-outs for which the borrower or its subsidiaries act as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions, and material misrepresentation. Since non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only take back the asset securing the debt, which protects our other assets. In some cases, particularly with respect to non-U.S. investments, the lenders may require that they have recourse to other assets owned by a subsidiary borrower, in addition to the asset securing the debt. Such recourse generally would not extend to the assets of our other subsidiaries. Lenders typically seek to include change of control provisions in the terms of a loan, making the termination or replacement of our Advisor, or the dissolution of our Advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. While we attempt to negotiate to not include such provisions, lenders may require them.

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

CPA:18 – Global 2018 10-K – 5

Investment Strategies

Long-Term, Net-Leased Assets

We invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. A significant portion of our acquisitions are subject to long-term triple-net leases, which require the tenant to pay substantially all of the costs associated with operating and maintaining the property. In analyzing potential investments, our Advisor reviews various aspects of a transaction, including the tenant and the underlying real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy our investment criteria. In evaluating net-leased transactions, our Advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — Our Advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure. Our Advisor also rates each asset based on its market, liquidity, and criticality to the tenant’s operations, as well as other factors that may be unique to a particular investment. Our Advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Our Advisor defines creditworthiness as a risk-reward relationship appropriate to its investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. Our Advisor has a robust internal credit rating system and may designate a tenant as “implied investment grade” even if the credit rating agencies have not made a rating determination. As of December 31, 2018, we had nine tenants that were rated investment grade, as well as 35 below-investment grade tenants (with a weighted-average internal credit rating of 3.3). The aforementioned credit rating data does not include our multi-tenant net-leased properties or our multi-family residential properties, student housing development projects, or student housing operating properties.

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

Lease Terms — Generally, the net-leased properties in which we invest will be leased on a full-recourse basis to the tenants or their affiliates. In addition, our Advisor seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are either fixed (i.e., mandated on specific dates) or tied to increases in inflation indices (e.g., Consumer Price Index (“CPI”), or similar indices in the jurisdiction where the property is located), but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant above a stated level (“percentage rent”).

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

Operating Properties and Other

Self-Storage Investments — Our Advisor combines a rigorous underwriting process and active oversight of property managers with a goal to generate attractive risk-adjusted returns. We had full or partial ownership interests in 69 self-storage properties as of December 31, 2018. Our self-storage investments are managed by unaffiliated third parties who have been engaged by our Advisor. Our Advisor’s internal asset management personnel oversee the third-party managers with detailed performance reviews, budget review and approval, and business strategy review.

CPA:18 – Global 2018 10-K – 6

Multi-Family Investments — We have strategic relationships with third parties for the purpose of sourcing and managing investment opportunities in this sector, both domestically and internationally. We combine a rigorous underwriting process and active oversight of property developers and managers with a goal to generate attractive risk-adjusted returns. As of December 31, 2018, we had full or partial ownership interests in 15 multi-family properties (including twelve student housing development projects and two student housing operating properties, as well as one multi-family residential property that was sold in January 2019 (Note 16)).

Diversification

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

Real Estate Evaluation

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

Transactions with Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including our Advisor, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly owned entities, direct purchases of assets, mergers, or other types of transactions. Joint ventures with affiliates of WPC are permitted only if:

•
a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us; and

•	the affiliate makes its investment on substantially the same terms and conditions as us.

CPA:18 – Global 2018 10-K – 7

Investment Decisions

Our Advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities for us and WPC. Our Advisor also has an independent investment committee that provides services to CESH, WPC, and us. Before an investment is made for us, the transaction is reviewed by the investment committee. The independent investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. Our Advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, our Advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee.

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

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments to those reports, are available for free on our website, http://www.cpa18global.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. We are providing our website address solely for the information of investors and do not intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed or furnished with the SEC. Our Code of Business Conduct and Ethics, which applies to all employees, including our chief executive officer and chief financial officer, is available on the Corporate Governance portion of our website, http://www.cpa18global.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers.

CPA:18 – Global 2018 10-K – 8

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

The price of the shares currently being offered through our DRIP is determined by our board of directors in the exercise of its business judgment based upon our NAVs from time to time. The valuation methodologies underlying our NAVs involve subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved, or (iii) the value of our portfolio at the time you dispose of your shares.

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

Our distributions in the past have exceeded, and may in the future exceed, our funds from operations (“FFO”).

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO will be sufficient to cover our future distributions. For the year ended December 31, 2018, our FFO covered approximately 98.0% of total distributions declared, with the balance funded from other sources, including our DRIP. We funded all of these distributions for the year ended December 31, 2018 from Net cash provided by operating activities. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales or borrowings to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid.

Because we have paid, and may continue to pay, distributions from sources other than our FFO, our distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

Our charter permits us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions has in the past exceeded, and may in the future continue to exceed, our FFO, distributions to stockholders may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of investment and could reduce a stockholder’s basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

CPA:18 – Global 2018 10-K – 9

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, (i) when we sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) when we issue shares of common stock to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash, or (iii) if we issue additional common stock or other securities that are convertible into our common stock, then existing stockholders and investors that purchased their shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our initial public offering, and the value of our properties and other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

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

Our investment policies may change over time and may also vary as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, as well as our other objectives, policies, and procedures, may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk, and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to maintain our qualification as a REIT, we are not required to meet any diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant risks with potentially adverse effects on our investment objectives.

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

CPA:18 – Global 2018 10-K – 10

We have invested in, and may continue to invest in, assets outside our net-lease and self-storage businesses and incur losses as a result.

We are not restricted in the types of investments we may make. We have invested in, and may continue to invest in, assets outside long-term, net-leased properties and self-storage businesses. Our Advisor may not be as familiar with the potential risks of investments outside net-leased properties and self-storage. If we continue to invest in assets outside these property types, such as our investments in student housing development projects and other operating properties, our Advisor’s reduced experience level could result in diminished investment performance, which in turn could adversely affect our revenues, NAVs, and distributions to our stockholders.

We may be deterred from terminating the advisory agreement because, upon certain termination events, our Operating Partnership must decide whether to exercise its right to repurchase all or a portion of CPA:18 Holdings’ interests.

The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days’ written notice without cause or penalty. The termination or resignation of Carey Asset Management Corp. as our Advisor, including by non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of our Advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of CPA:18 Holdings’ special general partner interest in our Operating Partnership at a value based on the lesser of: (i) five times the amount of the last completed fiscal year’s special general partner distributions, and (ii) the discounted present value of the estimated future special general partner distributions until March 2025. This repurchase could be prohibitively expensive and require the Operating Partnership to sell assets in order to complete the repurchase. If our Operating Partnership does not exercise its repurchase right and CPA:18 Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our Advisor while CPA:18 Holdings owns a significant interest in the Operating Partnership. Even if we do find another entity to act as our Advisor, we may be subject to higher fees than those charged by Carey Asset Management Corp. These considerations could deter us from terminating the advisory agreement.

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

CPA:18 – Global 2018 10-K – 11

We have limited independence from our Advisor and its affiliates, who may be subject to conflicts of interest.

We delegate our management functions to our Advisor, for which it earns fees pursuant to the advisory agreement. Although at least a majority of our board of directors must be independent, we have limited independence from our Advisor due to this delegation. As part of its duties, our Advisor manages our business and selects our investments. Our Advisor and its affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our Advisor and its affiliates include:

•
our Advisor is compensated for certain transactions on our behalf (e.g., acquisitions of investments and sales), which may cause our Advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•	agreements between us and our Advisor, including agreements regarding compensation, are not negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

•
acquisitions of single assets or portfolios of assets from WPC and its affiliates , subject to our investment policies and procedures, in the form of a direct purchase of assets, a merger, or another type of transaction;

•
competition with WPC for investments, which are resolved by our Advisor (although our Advisor is required to use its best efforts to present a continuing and suitable investment program to us, allocation decisions present conflicts of interest, which may not be resolved in the manner most favorable to our interests);

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

•	decisions regarding potential liquidity events and business combination transactions (including a merger with WPC);

•	decisions regarding liquidity events, which may entitle our Advisor and its affiliates to receive additional fees and distributions in relation to the liquidations;

•
a recommendation by our Advisor that we declare distributions at a particular rate because our Advisor and CPA:18 Holdings may begin collecting subordinated fees once the applicable preferred return rate has been met; and

•	the negotiation or termination of the advisory agreement and other agreements with our Advisor and its affiliates.

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

We face competition from our Advisor and its affiliates, as well as unrelated parties for the investments we make.

WPC has investment policies and return objectives that are similar to ours and they are actively seeking investment opportunities. Therefore, WPC may compete with us with respect to investments; potential purchasers, sellers, and lessees of properties; and mortgage financing for properties. We do not have a non-competition agreement with WPC.

We also face competition for our investments from many unrelated sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies, and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, when evaluating acceptable rates of return on our behalf, our Advisor considers a variety of factors, such as the cost of raising capital, the amount of revenue it can earn, and our performance hurdle rate. These factors may limit the number of investments that our Advisor makes on our behalf. Further capital inflows into our marketplace will place additional pressure on the returns that we can generate from our investments, as well as our Advisor’s willingness and ability to execute transactions.

CPA:18 – Global 2018 10-K – 12

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

We could be adversely affected if WPC sells, transfers or otherwise discontinues its investment management business.

As of June 30, 2017, WPC exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it currently expects to continue serving as our Advisor through the end of our life cycle. If WPC sells, transfers or otherwise discontinues its investment management business entirely, we would have to find a new Advisor, who may not be familiar with our company, may not provide the same level of services as our Advisor, and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance and delay or otherwise negatively impact our ability to effect a liquidity event. If we terminate the advisory agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial.

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, difficulty refinancing mortgage loans at maturity, possible lease abandonments by tenants, and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments we incur. General risks associated with the ownership of real estate include:

•adverse changes in general or local economic conditions, including changes in interest rates or foreign exchange rates;
•changes in the supply of, or demand for, similar or competing properties;
•competition for tenants and changes in market rental rates;
•inability to lease or sell properties upon termination of existing leases, or renewal of leases at lower rental rates;
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
•changes in operating expenses or unexpected expenditures for capital improvements;
•exposure to environmental losses; and
•force majeure and other factors beyond the control of our management.

In addition, the initial appraisals that we obtain on our properties are generally based on the value of the properties when they are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value, which could result in impairment charges on the properties.

CPA:18 – Global 2018 10-K – 13

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

From time to time, we have participated in joint ventures to purchase assets and we may do so in the future. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture, or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property.

We may have difficulty selling or re-leasing our properties and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. Some of our net lease investments involve properties that are designed for the particular needs of a tenant. With these properties, we may be required to renovate or make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell these properties, we may have difficulty selling it to a party other than the tenant due to the property’s unique design. These and other limitations may affect our ability to sell properties without adversely affecting returns to our stockholders.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require us to make estimates, judgments, and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Due to the inherent uncertainty of the estimates, judgments, and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make significant subsequent adjustments to our consolidated financial statements. If our judgments, assumptions, and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends, or stock price may be materially adversely affected.

CPA:18 – Global 2018 10-K – 14

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

We have invested, and may continue to invest in, properties located outside the United States. At December 31, 2018, our triple-net lease real estate properties located outside of the United States represented 59% of consolidated contractual minimum annualized base rent (“ABR”). These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws (including land use, zoning, environmental, financial, and privacy laws and regulations) including the General Data Protection Regulation in the European Union;

•
tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directive), which may result in additional taxes on our international investments;

•	changes in operating expenses in particular countries; and

•
geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the availability, cost, and terms of mortgage funds), including with regard to Brexit (discussed below).

In addition, the lack of publicly available information in certain jurisdictions in accordance with U.S. generally accepted accounting principles (“GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental and regulatory agencies. Certain of these risks may be greater in less developed countries. Further, our Advisor’s expertise to date has primarily been in the United States and certain countries in Europe and Asia. Our Advisor has less experience in other international markets and may not be as familiar with the potential risks to our investments in these areas, which could cause us to incur losses as a result.

Our Advisor may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

CPA:18 – Global 2018 10-K – 15

Economic conditions and regulatory changes surrounding the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.

The United Kingdom invoked Article 50 of the Treaty on European Union on March 29, 2017, initiating the process to leave the European Union (“Brexit”), which is currently scheduled to occur on March 29, 2019. The real estate industry faces substantial uncertainty regarding the impact of Brexit. Adverse consequences could include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants or the operations of our student housing properties. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. As of December 31, 2018, 3.0% and 27.0% of our consolidated total revenue was from the United Kingdom and other European Union countries, respectively (although these percentages will likely increase upon the completion of our student housing development projects located in the United Kingdom and other European Union countries). Given the ongoing political uncertainty surrounding the eventual form of Brexit (including a potential “hard Brexit” in which the United Kingdom would also give up full access to the European Union single market and customs union), we cannot predict how the Brexit process will finally be implemented and are continuing to assess the potential impact, if any, of these events on our operations, financial condition, and results of operations.

Changes in how LIBOR is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

Certain instruments within our debt profile are indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. Concerns regarding the accuracy and integrity of LIBOR, including the underlying methodology for calculating LIBOR, led the United Kingdom to publish a review of LIBOR in September 2012. The review made a number of recommendations, including the introduction of statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the British Bankers’ Association to an independent administrator, changes to the method of compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate setting. Based on the review, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (the “FCA”) were published and came into effect on April 2, 2013. On July 27, 2017, the FCA announced its intention to phase out LIBOR rates by the end of 2021.

We cannot predict the impact of these changes, or any other regulatory reforms that may be enacted in other jurisdictions, to LIBOR. In addition, any other legal or regulatory changes made by the FCA or other governance or oversight bodies in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR, all of which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If LIBOR is unavailable after 2021, the interest rates on our LIBOR-indexed debt will be determined using various alternative methods, any of which may result in higher interest obligations than under the current form of LIBOR. Further, the same costs and risks that may lead to the discontinuation or unavailability of LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs. Furthermore, there is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and liquidity.

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

CPA:18 – Global 2018 10-K – 16

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

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our revenues. For the year ended December 31, 2018, our five largest tenants/guarantors represented approximately 21.3% of our total consolidated revenue. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to our stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

We have had and may in the future have tenants file for bankruptcy protection. Bankruptcy or insolvency of a tenant or borrower under one of our loan transactions could cause: the loss of lease or interest and principal payments, an increase in the carrying cost of the property, litigation, a reduction in our NAV, and/or a decrease in amounts available for distribution to our stockholders.

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

CPA:18 – Global 2018 10-K – 17

Insolvency laws outside the United States may not be as favorable to reorganization or the protection of a debtor’s rights as in the United States. In circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws (an entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile, place of business, or assets in the United States).

We may incur costs to finish build-to-suit and development projects.

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

We have and may continue to invest in and develop student housing development projects, student housing operating properties and multi-family residential properties. Currently, we have twelve ongoing student housing development projects. Such investments can involve long timelines and complex undertakings, including due diligence, entitlement, environmental remediation, and dense urban construction. We may abandon opportunities that we have begun to explore for a number of reasons (including changes in local market conditions or increases in construction or financing costs) and, as a result, fail to recover expenses already incurred in exploring those opportunities. We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities. We project construction costs based on market conditions at the time we prepare our budgets and, while we include anticipated changes, we cannot (i) predict costs with certainty or (ii) guarantee that market rents in effect at the time that the development is completed will be sufficient to offset the effects of any increased costs. Occupancy rates and rents may fail to meet our original expectations for a number of reasons, including competition from similar developments and other changes in market and economic conditions beyond our control.

We are subject to risks posed by fluctuating demand and significant competition in the self-storage industry.

A decrease in the demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio. Demand for self-storage space has been and could be adversely affected by weakness in national, regional, and local economies; changes in supply of, or demand for, similar or competing self-storage facilities in an area; and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues. For the year ended December 31, 2018, revenue generated from our self-storage investments represented approximately 27% of our consolidated total revenue.

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

CPA:18 – Global 2018 10-K – 18

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

We currently own, and may continue to acquire, certain types of properties (e.g., self-storage and student housing properties) that typically have short-term leases (generally one year or less) with tenants. There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all, which may expose us to the effects of declining market rent.

Potential liability for environmental matters could adversely affect our financial condition.

We have invested, and may in the future invest, in real properties historically used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations, which may expose us to liabilities under environmental laws. Some of these laws could impose the following on us:

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

Costs relating to investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial and could exceed any amounts estimated and recorded within our consolidated financial statements. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could (i) give rise to a lien in favor of the government for costs it may incur to address the contamination or (ii) otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant by environmental laws, could affect its ability to make rental payments to us. And although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities. With respect to our self-storage and multi-family investments, where there is no tenant to provide indemnification under a net-lease arrangement, we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

CPA:18 – Global 2018 10-K – 19

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of information resources. More specifically, a cyber incident could be (i) an intentional attack, which could include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information; or (ii) an unintentional accident or error. Our Advisor uses information technology and other computer resources to carry out important operational activities and to maintain business records. In addition, our Advisor may store or come into contact with sensitive information and data. As our Advisor’s reliance on technology has increased, so have the risks posed to our Advisor’s systems, both internal and outsourced. Our Advisor has implemented systems and processes intended to address ongoing and evolving cyber security risks, secure confidential information, and prevent unauthorized access to or loss of sensitive, confidential, and personal data. Although our Advisor and its service providers employ what they believe are adequate security, disaster recovery and other preventative and corrective measures, their security measures, may not be sufficient for all possible situations and could be vulnerable to, among other things, hacking, employee error, system error, and faculty password management.

In addition, if our Advisor or its partners fail to comply with applicable privacy or data security laws in handling this information, including the new General Data Protection Regulation in the European Union, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. A significant and extended disruption could damage our business or reputation; cause a loss of revenue; have an adverse effect on tenant relations; cause an unintended or unauthorized public disclosure; or lead to the misappropriation of proprietary, personal identifying and confidential information; all of which could result in us and our Advisor incurring significant expenses to address and remediate or otherwise resolve these kinds of issues. We and our Advisor maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our Advisor’s systems. Our Advisor has implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our and our Advisor’s increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. The release of confidential information may also lead to litigation or other proceedings against us and our Advisor by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses, and charges recorded against our earnings, reputational harm, could have a material and adverse effect on our business, financial position or results of operations.

CPA:18 – Global 2018 10-K – 20

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

Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders. The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

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

CPA:18 – Global 2018 10-K – 21

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

CPA:18 – Global 2018 10-K – 22

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

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•	not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	be subject to federal and state income tax, including any applicable alternative minimum tax (for taxable years ending prior to January 1, 2018), on our taxable income at regular corporate rates; and

•	be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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

If we fail to qualify for taxation as a REIT, we may need to borrow funds or liquidate some investments to pay the additional tax liability. If this were to occur, funds available for investment would be reduced. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to continue to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will qualify in a given year or remain so qualified.

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

CPA:18 – Global 2018 10-K – 23

Because we are required to satisfy numerous requirements imposed upon REITs, we may be required to borrow funds, sell assets, or raise equity on terms that are not favorable to us.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets (including mandatory holding periods prior to disposition), the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments or dispositions, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our taxable REIT subsidiaries (“TRSs”), thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions.

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

CPA:18 – Global 2018 10-K – 24

We use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 20% of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT.

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

Overall, no more than 20% of the value of a REIT’s gross assets, may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our portfolio. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from C corporations, which could cause investors to perceive investments in REITs to be relatively less attractive.

The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced qualified dividend rate. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.

CPA:18 – Global 2018 10-K – 25

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets (including alternative minimum taxes for taxable years ending prior to January 1, 2018); (ii) taxes on any undistributed income and state, local, or foreign income; and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

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

CPA:18 – Global 2018 10-K – 26

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

•	allows for an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•	changes the recovery periods for certain real property and building improvements (e.g., 30 years (previously 40 years) for residential real property);

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

•
generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income), although regulations may restrict the ability to claim this deduction for non-corporate shareholders depending upon their holding period in our stock; and

•
limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

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

CPA:18 – Global 2018 10-K – 27

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

Item 3. Legal Proceedings.

At December 31, 2018, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business may be pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA:18 – Global 2018 10-K – 28

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 8, 2019, there were 28,422 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared per share for the past two years are as follows:

	Years Ended December 31,
	2018		2017
	Class A	Class C	Class A	Class C
First quarter	$0.1563	$0.1375	$0.1563	$0.1380
Second quarter	0.1563	0.1378	0.1563	0.1382
Third quarter	0.1563	0.1374	0.1563	0.1384
Fourth quarter	0.1563	0.1376	0.1563	0.1380
	$0.6252	$0.5503	$0.6252	$0.5526

We currently intend to continue paying cash dividends consistent with our historical practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2018, we issued 349,060 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV at the date of issuance, which was $8.57 for the months ended October 31, 2018 and November 30, 2018 (234,972 shares), and $8.73 for the month ended December 31, 2018 (114,088 shares). In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. As previously discussed in our definitive proxy statements, over the past three years, we have issued 34,068 shares of our common stock to our directors from time to time. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

CPA:18 – Global 2018 10-K – 29

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended December 31, 2018:

	Class A		Class C
2018 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
October 1-31	—	—	—	—	N/A	N/A
November 1-30	—	—	—	—	N/A	N/A
December 1-31	499,347	$8.41	190,545	$8.34	N/A	N/A
Total	499,347		190,545
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended December 31, 2018, we received 104 and 34 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the three months ended December 31, 2018. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV.

CPA:18 – Global 2018 10-K – 30

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Operating Data
Total revenues	$216,716	$205,634	$184,323	$135,943	$54,317
Acquisition and other expenses (a)	28	64	6,789	42,216	59,225
Net income (loss) (b)	117,290	39,817	(19,785)	(49,326)	(56,556)
Net (income) loss attributable to noncontrolling interests (b)	(20,562)	(13,284)	(10,299)	(8,406)	689
Net income (loss) attributable to CPA:18 – Global	96,728	26,533	(30,084)	(57,732)	(55,867)

Income (loss) per share:
Net income (loss) attributable to CPA:18 – Global Class A	0.67	0.19	(0.22)	(0.45)	(0.63)
Net income (loss) attributable to CPA:18 – Global Class C	0.66	0.18	(0.23)	(0.44)	(0.72)

Distributions per share declared to CPA:18 – Global Class A	0.6252	0.6252	0.6252	0.6250	0.6248
Distributions per share declared to CPA:18 – Global Class C	0.5503	0.5526	0.5467	0.5333	0.5316
Balance Sheet Data
Total assets	$2,304,553	$2,330,997	$2,209,446	$2,134,683	$1,611,462
Net investments in real estate	1,936,236	2,062,451	1,953,153	1,862,969	1,106,659
Long-term obligations (c)	1,249,977	1,287,847	1,180,138	1,035,354	534,815
Other Information
Net cash provided by (used in) operating activities (d)	$97,703	$88,425	$66,747	$37,537	$(9,915)
Net cash used in investing activities (d)	(8,980)	(63,226)	(214,598)	(893,421)	(945,586)
Net cash provided by (used in) financing activities (d)	16,588	(34,063)	102,708	559,829	1,282,833
Cash distributions paid	87,609	85,174	81,677	75,936	37,636
Distributions declared	88,187	85,865	82,594	78,385	53,444
___________

(a)
On January 1, 2017, we adopted ASU 2017-01 (Note 2), and as a result, all transaction costs incurred during the year ended December 31, 2018 and 2017 were capitalized since our acquisitions during the year were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions.

(b)
The year ended December 31, 2018 includes gains on sale of real estate totaling $78.7 million (inclusive of a tax benefit of $2.0 million), as well as a gain on insurance proceeds totaling $16.6 million (inclusive of a tax benefit of $3.5 million). The gains on sale of real estate and insurance proceeds include amounts attributable to noncontrolling interest of $8.3 million and $2.3 million, respectively (Note 13).

(c)	Represents non-recourse mortgage obligations, bonds payable, deferred acquisition fee installments (including interest), and the annual distribution and shareholder servicing fee liability.

(d)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows (Note 2). As a result of adopting this guidance, we retrospectively revised Net cash provided by (used in) operating activities, Net cash used in investing activities, and Net cash provided by (used in) financing activities in the selected financial data for the years ended December 31, 2017, 2016, 2015, and 2014.

CPA:18 – Global 2018 10-K – 31

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

We operate in three reportable business segments: Net Lease, Self Storage, and Multi-Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi-Family segment is comprised of our investments in student housing development projects, student housing operating properties and multi-family residential properties. In addition, we have an All Other category that includes our notes receivable investments.

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors.

Business Overview

We are a publicly owned, non-traded REIT that invests in a diversified portfolio of income-producing commercial properties leased to companies and other real estate-related assets, both domestically and outside the United States. In addition, our portfolio includes self-storage, student housing, and multi-family residential investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new transactions, completion of build-to-suit and development projects, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter adjusted to give effect to the estimated fair value of our debt (all provided by an independent third party) and making additional adjustments. Since our quarterly NAVs are not based on an appraisal of our full portfolio, to the extent any new quarterly NAV is within 1% of our previously disclosed NAV, our quarterly NAV will remain unchanged. We monitor properties not appraised during the quarter to identify any that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. The majority of our costs associated with development projects (which are not yet generating income) are included in Real estate under construction in our consolidated financial statements and totaled approximately $152.1 million as of December 31, 2018. Our NAVs as of September 30, 2018 were $8.73 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated December 6, 2018 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of December 31, 2018 during the first quarter of 2019.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. At December 31, 2018, the liability balance for the distribution and shareholder servicing fee was $3.8 million.

CPA:18 – Global 2018 10-K – 32

Changes in Management

On January 27, 2019, a member of our board of directors, Marshall E. Blume, passed away.

Financial Highlights

During the year ended December 31, 2018, we completed the following, as further described in the consolidated financial statements.

Acquisition Activity

We entered into ten new student housing development project transactions for an aggregate amount of $351.6 million (amount based on the exchange rate of the euro on the respective acquisition dates), inclusive of unfunded future commitments and acquisition-related costs and fees (Note 4).

Projects Placed into Service

During the year ended December 31, 2018, projects totaling $139.3 million were placed into service, primarily related to the completion of two student housing development projects located in the United Kingdom and the remaining portion of a net-leased hotel placed into service in 2017. Of that total, $113.1 million was reclassified to Operating real estate — land, buildings and improvements and $26.2 million was reclassified to Real estate — land, buildings and improvements (Note 4).

Disposition Activity

Operating Real Estate — During the year ended December 31, 2018, we sold five domestic multi-family residential properties for total proceeds of $95.5 million, net of selling costs, and recognized an aggregate gain on sale of $58.2 million, which includes an $8.3 million gain attributable to noncontrolling interests. For three of these properties, we sold our 97% interest in each property to one of our joint venture partners. In addition, the buyers assumed the related mortgage loans outstanding on four of these properties totaling $93.4 million. The remaining property was sold to an unaffiliated third party and the related outstanding mortgage loan of $25.3 million was repaid prior to the disposition (Note 13).

At December 31, 2018, our last multi-family residential property was classified as Assets held for sale, net with a carrying value of $23.6 million and a non-recourse mortgage loan of $24.3 million (Note 4). This property was sold in January 2019 (Note 16), and as a result, we have no remaining multi-family residential properties as of the date of this Report.

Real Estate — During the year ended December 31, 2018, we sold an office building located in Utrecht, the Netherlands for total proceeds of $29.7 million, net of selling costs, and recognized an aggregate gain on sale of $20.5 million, inclusive of a tax benefit of $2.0 million (amounts based on the exchange rate of the euro on the date of sale). On the sale date, the property had an outstanding mortgage loan of $29.2 million, which was assumed by the buyer (Note 13).

Ghana Settlement — On December 17, 2018, in relation to a joint venture development project in Accra, Ghana, we entered into a settlement agreement with our insurer relating to a payment of a claim under our political risk insurance policy. We received payment of $45.6 million, net of transaction costs, on December 27, 2018, resulting in a gain on insurance proceeds of $16.6 million (inclusive of a tax benefit and a gain attributable to noncontrolling interests of $3.5 million and $2.3 million, respectively). As part of the settlement, we transferred our right to collect for tenant default damages to the insurer (Note 4).

Financing Activity

During the year ended December 31, 2018, we obtained construction loans relating to two student housing development projects totaling $65.8 million (based on the exchange rate of the British pound sterling and euro at the dates of acquisition). In addition, we drew down $124.7 million during 2018 (based on the exchange rate of the British pound sterling and euro at the dates of the respective drawdowns), which includes financings originally obtained in 2017 (Note 9).

On September 20, 2018, in conjunction with our investment in a student housing development project located in Austin, Texas, we assumed a 90% interest in an existing $4.5 million non-recourse mortgage loan that bears an annual variable interest rate (which was 5.5% as of the date we assumed the loan) and matures in December 2019. We have the option to extend this loan six months from the original maturity date to June 2020 (Note 9).

CPA:18 – Global 2018 10-K – 33

We also obtained a $34.0 million non-recourse mortgage loan encumbering seven self-storage properties located in Southern California and used a portion of the proceeds to repay the $16.4 million non-recourse mortgage loan encumbering those properties (Note 9).

Consolidated Results

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Total revenues	$216,716	$205,634	$184,323
Acquisition and other expenses	28	64	6,789
Net income (loss) attributable to CPA:18 – Global	96,728	26,533	(30,084)

Cash distributions paid	87,609	85,174	81,677

Net cash provided by operating activities (a)	97,703	88,425	66,747
Net cash used in investing activities (a)	(8,980)	(63,226)	(214,598)
Net cash provided by (used in) financing activities (a)	16,588	(34,063)	102,708

Supplemental financial measures:
FFO attributable to CPA:18 – Global (b)	86,437	85,138	46,748
MFFO attributable to CPA:18 – Global (b)	65,223	61,344	57,084
Adjusted MFFO attributable to CPA:18 – Global (b)	62,546	59,068	57,717
__________

(a)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities, Net cash used in investing activities, and Net cash provided by (used in) financing activities within our consolidated statements of cash flows for the years ended December 31, 2017 and 2016, as described in Note 2.

(b)
We consider the performance metrics listed above, including FFO, MFFO, and Adjusted modified funds from operations (“Adjusted MFFO”), which are supplemental measures that are not defined by GAAP (“non-GAAP measures”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Revenues and Net Income (Loss) Attributable to CPA:18 – Global

2018 vs. 2017 — Total revenues improved by $11.1 million during 2018 as compared to 2017, primarily due to the accretive impact of our investments placed into service during 2018 and 2017.

Net income (loss) attributable to CPA:18 – Global improved by $70.2 million during 2018 as compared to 2017, primarily due to gains on sale of real estate and insurance proceeds recognized (inclusive of tax benefits, respectively) during the current period (Note 13), the accretive impact of our investments placed into service during 2018 and 2017, and a decrease in depreciation and amortization expense as certain self-storage in-place lease intangible assets became fully amortized subsequent to December 31, 2017. These increases were partially offset by an increase in interest expense, realized and unrealized foreign currency transaction losses related to our international investments, and additional bad debt expense, primarily at one of our jointly owned properties (Note 14).

CPA:18 – Global 2018 10-K – 34

2017 vs. 2016 — Total revenues improved by $21.3 million during 2017 as compared to 2016, primarily due to the accretive impact of our investments acquired or placed into service during 2017 and 2016.

Net income (loss) attributable to CPA:18 – Global improved by $56.6 million during 2017 as compared to 2016, primarily as a result of the accretive impact of our investments acquired or placed into service during 2017 and 2016. Additional improvements resulted from an increase in realized and unrealized foreign currency transaction gains related to our international investments, as well as the gain on sale of a student housing operating property located in Reading, United Kingdom and a decrease in acquisition expenses. These increases were offset by provisions for bad debt expense related to two tenants and an increase in interest expense.

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO, MFFO, and Adjusted MFFO are non-GAAP measures that we use to evaluate our business. For definitions of MFFO and Adjusted MFFO, and a reconciliation to Net income (loss) attributable to CPA:18 – Global, see Supplemental Financial Measures below.

2018 vs. 2017 — For the year ended December 31, 2018 compared to 2017, FFO increased by $1.3 million primarily due to gains on insurance proceeds recognized during the current period and the accretive impact of our investments placed into service. FFO increases were partially offset by an increase in interest expense, realized and unrealized foreign currency transaction losses related to our international investments, and additional bad debt expense, primarily at one of our jointly owned properties.

For the year ended December 31, 2018 compared to 2017, MFFO and Adjusted MFFO increased by $3.9 million and $3.5 million, respectively, primarily as a result of the accretive impact of our investments placed into service during 2017 and 2018, offset by an increase in interest expense and additional bad debt expense, primarily at one of our jointly owned properties.

2017 vs. 2016 — For the year ended December 31, 2017 compared to 2016, FFO increased by $38.4 million, primarily as a result of the accretive impact of our investments acquired or placed into service during 2016 and 2017. Additional improvements resulted from an increase in realized and unrealized foreign currency transaction gains related to our international investments, as well as a decrease in acquisition expenses. FFO increases were partially offset by provisions for bad debt expense related to two tenants and an increase in interest expense.

For the year ended December 31, 2017 compared to 2016, MFFO and Adjusted MFFO increased by $4.3 million and $1.4 million, respectively, primarily as a result of the accretive impact of our investments acquired or placed into service during 2016 and 2017. MFFO and Adjusted MFFO increases were partially offset by provisions for bad debt expense related to two tenants and an increase in interest expense.

CPA:18 – Global 2018 10-K – 35

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

Portfolio Summary

	December 31,
	2018	2017
Number of net-leased properties (a)	57	59
Number of operating properties (b)	84	79
Number of tenants (a)	93	98
Total square footage (in thousands)	15,660	16,873
Occupancy — Single-tenant	98.3%	99.7%
Occupancy — Multi-tenant	96.1%	92.4%
Weighted-average lease term — Single-tenant properties (in years)	10.2	11.1
Weighted-average lease term — Multi-tenant properties (in years)	6.6	7.1
Number of countries (c)	12	12
Total assets (consolidated basis in thousands)	$2,304,553	$2,330,997
Net investments in real estate (consolidated basis in thousands)	1,936,236	2,062,451
Debt, net — pro rata (in thousands)	1,156,060	1,184,896

	Years Ended December 31,
(dollars in thousands, except exchange rates)	2018	2017	2016
Acquisition volume — consolidated (d)	$390,975	$145,519	$185,203
Acquisition volume — pro rata (e)	369,921	160,773	200,736
Financing obtained — consolidated	163,186	94,119	175,451
Financing obtained — pro rata	166,954	100,064	188,222
Average U.S. dollar/euro exchange rate	1.1813	1.1292	1.1067
Average U.S. dollar/Norwegian krone exchange rate	0.1230	0.1210	0.1193
Average U.S. dollar/British pound sterling exchange rate	1.3356	1.2882	1.3558
Change in the U.S. CPI (f)	1.9%	2.1%	2.0%
Change in the Harmonized Index of Consumer Prices (f)	1.6%	1.4%	1.2%
Change in the Norwegian CPI (f)	3.4%	1.6%	3.4%
__________

(a)
Represents our single-tenant and multi-tenant properties and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum ABR for the property. See Terms and Definitions below for a description of ABR.

(b)
At December 31, 2018, our operating portfolio consisted of 69 self-storage properties and 15 multi-family properties (including twelve student housing development projects and two student housing operating properties, as well as one multi-family residential property that was sold in January 2019 (Note 16)), all of which are managed by third parties. Our operating portfolio also includes self-storage development projects.

(c)
As part of the settlement agreement with our insurer relating to payment of a claim under our political risk insurance policy, we transferred our right to collect for tenant default damages related to the joint venture development project located in Accra, Ghana to our insurer (Note 4).

(d)
Includes development project transactions and related budget amendments, which are reflected as the total commitment for the development project funding and excludes investments in unconsolidated joint ventures.

(e)
Includes development project transactions and related budget amendments, which are reflected as the total commitment for the development project funding, and includes investments in unconsolidated joint ventures, which include our equity investment in real estate (Note 4).

CPA:18 – Global 2018 10-K – 36

(f)	Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI or similar indices in the jurisdictions where the properties are located.

The tables below present information about our portfolio on a pro rata basis at December 31, 2018. See Terms and Definitions below for a description of pro rata metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI	Percent
Net-Leased
Office	$41,043	33%
Hotel	14,275	12%
Warehouse	12,772	10%
Industrial	11,668	9%
Retail	6,418	5%
Net-Leased Total	86,176	69%

Operating
Self storage	36,090	29%
Multi-family	2,397	2%
Operating Total	38,487	31%
Total	$124,663	100%

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI	Percent
United States
South	$31,599	25%
Midwest	23,491	19%
West	11,264	9%
East	9,653	8%
U.S. Total	76,007	61%

International
Norway	12,053	10%
The Netherlands	10,519	8%
Germany	9,792	8%
Mauritius	5,203	4%
Poland	4,317	3%
United Kingdom	2,635	2%
Slovakia	2,336	2%
Croatia	1,000	1%
Canada	801	1%
International Total	48,656	39%
Total	$124,663	100%

CPA:18 – Global 2018 10-K – 37

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Fentonir Trading & Investments Limited (a)	Hotel	Hotel, Gaming, and Leisure	Munich and Stuttgart, Germany	$7,488	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	6,053	5%
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	5,776	5%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	5,203	4%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,546	4%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	4,317	3%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	3,816	3%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	3,723	3%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	3,597	3%
Orbital ATK, Inc.	Office	Metals and Mining	Plymouth, Minnesota	3,535	3%
Total				$48,054	39%
__________

(a)	Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

CPA:18 – Global 2018 10-K – 38

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at December 31, 2018. See Terms and Definitions below for a description of pro rata metrics, Stabilized NOI and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	Stabilized NOI	Percent
Hotel, Gaming, and Leisure	$14,275	17%
Banking	10,093	12%
Grocery	6,417	7%
Containers, Packaging, and Glass	6,053	7%
Retail	4,768	6%
Oil and Gas	4,743	6%
Capital Equipment	4,415	5%
Insurance	4,339	5%
Metals and Mining	3,535	4%
Media: Advertising, Printing, and Publishing	3,516	4%
Sovereign and Public Finance	3,460	4%
Utilities: Electric	3,282	4%
Automotive	2,889	3%
Business Services	2,719	3%
Healthcare and Pharmaceuticals	2,336	3%
High Tech Industries	2,216	3%
Construction and Building	1,514	2%
Non-Durable Consumer Goods	1,115	1%
Cargo Transportation	1,051	1%
Electricity	1,039	1%
Telecommunications	984	1%
Wholesale	983	1%
Other (a)	434	—%
Total	$86,176	100%
__________

(a)	Includes Stabilized NOI from tenants in the following industries: durable consumer goods and environmental industries.

CPA:18 – Global 2018 10-K – 39

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a) (b)	Number of Leases Expiring	ABR	Percent
2019	7	$1,054	1%
2020	6	946	1%
2021	5	1,161	1%
2022	5	296	—%
2023	16	15,764	17%
2024	11	5,364	6%
2025	8	5,170	6%
2026	8	6,936	8%
2027	8	6,294	7%
2028	5	5,378	6%
2029	4	9,178	10%
2030	6	4,375	5%
2031	5	4,917	5%
2032	3	7,970	9%
Thereafter (>2032)	11	17,000	18%
Total	108	$91,803	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent pro rata ABR of $3.5 million.

CPA:18 – Global 2018 10-K – 40

Operating Properties

At December 31, 2018, our operating portfolio consisted of 69 self-storage properties and 15 multi-family properties (including twelve student housing development projects and two student housing operating properties, as well as one multi-family residential property that was sold in January 2019 (Note 16)). At December 31, 2018, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	22	2,016
Texas (a)	13	843
California	10	860
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington DC	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	67	5,200
Spain (b)	8	—
Canada (c)	4	208
United Kingdom (a)	3	215
Portugal (d)	2	—
International Total	17	423
Total	84	5,623
__________

(a)	Includes one student housing development project.

(b)	Comprised of eight student housing development projects.

(c)	Includes one self-storage facility development project that is an unconsolidated investment and is included in Accounts receivable and other assets, net in the consolidated financial statements.

(d)	Comprised of two student housing development projects.

CPA:18 – Global 2018 10-K – 41

Build-to-Suit and Development Projects

As of December 31, 2018, we had the following consolidated development projects and joint-venture development projects, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)
Q3 2019	Student Housing	Barcelona, Spain	98.7%	1	112,980	$24,263	$17,173
Q3 2020	Student Housing	Austin, Texas	90.0%	1	185,720	74,469	15,053
Q3 2020	Student Housing	Coimbra, Portugal	98.5%	1	135,076	25,298	8,785
Q3 2020	Student Housing	San Sebastian, Spain	100.0%	1	126,075	34,652	11,286
Q3 2020	Student Housing	Porto, Portugal	98.5%	1	102,112	23,399	4,838
Q3 2020	Student Housing	Malaga, Spain	100.0%	1	88,878	39,888	4,944
Q3 2020	Student Housing	Barcelona, Spain	100.0%	3	77,504	30,040	12,578
Q1 2021	Student Housing	Swansea, United Kingdom (d)	94.5%	1	176,496	65,025	15,885
Q1 2021	Student Housing	Seville, Spain	75.0%	1	163,477	42,138	11,601
Q3 2021	Student Housing	Bilbao, Spain	100.0%	1	179,279	50,053	6,358
Q3 2021	Student Housing	Valencia, Spain	98.7%	1	100,423	25,685	6,040
Q3 2021	Student Housing	Granada, Spain	98.5%	1	75,557	22,160	3,369
				14	1,523,577	$457,070	117,910
Third-party contributions (e)							(7,593)
Total							$110,317
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)
Amounts related to our eleven international development projects are denominated in a foreign currency. For these projects, amounts are based on their respective exchange rates as of December 31, 2018.

(c)	Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)	Amount funded for the project includes $7.3 million of prepaid ground lease rent that is included in Accounts receivable and other assets, net on our consolidated balance sheets.

(e)	Amount represents the funds contributed from our joint-venture partners.

As of December 31, 2018, we had the following unconsolidated joint-venture self-storage development project, which remains under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location (a)	Ownership Percentage (b)	Number of Buildings	Square Footage	Estimated Project Totals (c)	Amount Funded (c)
Q3 2020	Self Storage	Vaughn, Canada	90.0%	1	95,475	$14,460	$2,826
				1	95,475	$14,460	$2,826
_________

(a)	This property relates to an unconsolidated investment, which we account for under the equity method of accounting.

(b)
Represents our expected ownership percentage upon the completion of the development project. As of December 31, 2018, the joint-venture partner had not yet purchased its 10% equity interest, which will be funded by the distributions it is eligible to receive upon the property being placed into service.

CPA:18 – Global 2018 10-K – 42

(c)	Amount is denominated in Canadian dollars, which have been partially funded by third-party financing. U.S. dollar amounts are based on the exchange rate as of December 31, 2018.

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of December 31, 2018. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

NOI — Net operating income (“NOI”) is a non-GAAP measure intended to reflect the performance of our entire portfolio of properties. We define NOI as rental revenues minus non-reimbursable property expenses as determined by GAAP. We believe that NOI is a helpful measure that both investors and management can use to evaluate the financial performance of our properties and it allows for comparison of our portfolio performance between periods and to other REITs. While we believe that NOI is a useful supplemental measure, it should not be considered as an alternative to Net income (loss) as an indication of our operating performance.

Stabilized NOI — We use stabilized NOI, a non-GAAP measure, as a metric to evaluate the performance of our entire portfolio of properties. Stabilized NOI for development projects and newly acquired operating properties that are not yet substantially leased up are not included in our portfolio information until one year after the project has been substantially completed and placed into service, or the property has been substantially leased up, respectively (and the project or property has not been disposed of during or prior to the current period). In addition, any newly acquired stabilized operating property is included in our portfolio of stabilized NOI information upon acquisition. Stabilized NOI for a net-leased property is included in our portfolio information upon acquisition or in the period when it is placed into service, as the property will already have a lease in place (the property also must not have been disposed of during or prior to the current period). We believe that Stabilized NOI is a helpful measure that both investors and management can use to evaluate the financial performance of our properties and it allows for comparison of our portfolio performance between periods and to other REITs. While we believe that Stabilized NOI is a useful supplemental measure, it should not be considered as an alternative to Net income (loss) as an indication of our operating performance.

CPA:18 – Global 2018 10-K – 43

Reconciliation of Net Income (Loss) (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net Income (Loss) (GAAP)	$117,290	$39,817	$(19,785)
Adjustments:
Depreciation and amortization	66,436	75,174	82,756
(Gain) loss on sale of real estate, net	(78,657)	(14,209)	63
Interest expense	53,221	48,994	43,132
Other (gains) and losses	(21,276)	(19,969)	6,656
Equity in losses of equity method investment in real estate	1,072	871	204
(Benefit from) provision for income taxes	(1,952)	(1,506)	6
NOI related to noncontrolling interests (1)	(12,313)	(12,128)	(13,051)
NOI related to equity method investment in real estate (2)	692	75	(180)
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$124,513	$117,119	$99,801

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(20,562)	$(13,284)	$(10,299)
Available Cash Distributions to a related party	9,692	8,650	7,586
Depreciation and amortization	(6,673)	(6,430)	(6,296)
Gain on sale of real estate, net	8,259	3,627	—
Interest expense	(4,884)	(4,703)	(4,536)
Other gains and (losses)	1,934	174	(73)
Benefit from (provision for) income taxes	(79)	(162)	567
NOI related to noncontrolling interests	$(12,313)	$(12,128)	$(13,051)

(2) NOI related to equity method investment in real estate:
Equity in losses of equity method investment in real estate (GAAP)	$(1,072)	$(871)	$(204)
Depreciation and amortization	549	334	27
Interest expense	943	641	—
Other gains and (losses)	7	(11)	(3)
Benefit from (provision for) income taxes	265	(18)	—
NOI related to equity method investment in real estate	$692	$75	$(180)

CPA:18 – Global 2018 10-K – 44

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Years Ended December 31,
	2018	2017	2016
Net-leased	$86,176	$81,436	$79,959
Self storage	36,090	33,232	23,506
Multi-family	2,397	11,508	10,378
Stabilized NOI	124,663	126,176	113,843
Other NOI:
Corporate (a)	(20,281)	(22,757)	(20,655)
Straight-line rent adjustments	4,712	5,184	5,067
Disposed properties	7,477	1,241	—
Notes receivable	7,234	7,158	1,578
	123,805	117,002	99,833
Recently-opened operating properties (b)	906	165	—
Build-to-Suit and Development Projects (c)	(198)	(48)	(32)
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$124,513	$117,119	$99,801
_________

(a)
Includes expenses such as asset management fees and cash distributions to the Special General Partner as well as other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any property’s operating performance.

(b)
Includes NOI for the student housing properties located in Portsmouth and Cardiff, United Kingdom, which were completed during the third quarter of 2018 as well as phases placed into service for the Canadian self-storage properties during the year ended December 31, 2018.

(c)	Includes NOI for our ongoing student housing and Canadian self-storage development projects. Refer to the Build-to-Suit and Development Projects table above for a listing of all current projects.

CPA:18 – Global 2018 10-K – 45

Results of Operations

We evaluate our results of operations with a focus on: (i) our ability to generate the cash flow necessary to meet our objectives of funding distributions to stockholders and (ii) increasing the value of our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income (loss) for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2018	2017	Change	2017	2016	Change
Revenues
Lease revenues	$115,672	$105,823	$9,849	$105,823	$97,770	$8,053
Operating real estate income	79,352	80,027	(675)	80,027	71,404	8,623
Reimbursable tenant costs	13,985	12,152	1,833	12,152	11,149	1,003
Interest income and other	7,707	7,632	75	7,632	4,000	3,632
	216,716	205,634	11,082	205,634	184,323	21,311
Operating Expenses
Depreciation and amortization:
Net-leased properties	48,576	46,899	1,677	46,899	44,829	2,070
Operating properties	17,860	28,275	(10,415)	28,275	37,927	(9,652)
	66,436	75,174	(8,738)	75,174	82,756	(7,582)
Property expenses:
Operating properties	32,928	33,530	(602)	33,530	31,831	1,699
Net-leased properties	14,157	12,152	2,005	12,152	4,520	7,632
Reimbursable tenant costs	13,985	12,152	1,833	12,152	11,149	1,003
Asset management fees	12,087	11,293	794	11,293	10,126	1,167
	73,157	69,127	4,030	69,127	57,626	11,501
General and administrative	7,397	7,271	126	7,271	6,876	395
Acquisition and other expenses	28	64	(36)	64	6,789	(6,725)
	147,018	151,636	(4,618)	151,636	154,047	(2,411)
Other Income and Expenses
Gain (loss) on sale of real estate, net	78,657	14,209	64,448	14,209	(63)	14,272
Interest expense	(53,221)	(48,994)	(4,227)	(48,994)	(43,132)	(5,862)
Other gains and (losses)	21,276	19,969	1,307	19,969	(6,656)	26,625
Equity in losses of equity method investment in real estate	(1,072)	(871)	(201)	(871)	(204)	(667)
	45,640	(15,687)	61,327	(15,687)	(50,055)	34,368
Income (loss) before income taxes	115,338	38,311	77,027	38,311	(19,779)	58,090
Benefit from (provision for) income taxes	1,952	1,506	446	1,506	(6)	1,512
Net Income (Loss)	117,290	39,817	77,473	39,817	(19,785)	59,602
Net income attributable to noncontrolling interests	(20,562)	(13,284)	(7,278)	(13,284)	(10,299)	(2,985)
Net Income (Loss) Attributable to CPA:18 – Global	$96,728	$26,533	$70,195	$26,533	$(30,084)	$56,617

CPA:18 – Global 2018 10-K – 46

Lease Composition and Leasing Activities

As of December 31, 2018, approximately 49.4% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 45.6% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 2.2% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro.

CPA:18 – Global 2018 10-K – 47

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income (loss) attributable to CPA:18 – Global (in thousands):

	Years Ended December 31,
	2018	2017	Change	2017	2016	Change
Existing Net-Leased Properties
Lease revenues	$96,636	$95,600	$1,036	$95,600	$94,709	$891
Depreciation and amortization	(41,319)	(42,421)	1,102	(42,421)	(42,839)	418
Property expenses	(10,859)	(8,651)	(2,208)	(8,651)	(4,167)	(4,484)
Property level contribution	44,458	44,528	(70)	44,528	47,703	(3,175)
Recently Acquired Net-Leased Properties
Lease revenues	16,020	6,753	9,267	6,753	—	6,753
Depreciation and amortization	(5,474)	(2,448)	(3,026)	(2,448)	—	(2,448)
Property expenses	(617)	(395)	(222)	(395)	—	(395)
Property level contribution	9,929	3,910	6,019	3,910	—	3,910
Existing Operating Properties
Operating property revenues	49,393	46,941	2,452	46,941	43,012	3,929
Depreciation and amortization	(10,476)	(16,221)	5,745	(16,221)	(27,902)	11,681
Operating property expenses	(19,193)	(19,042)	(151)	(19,042)	(18,271)	(771)
Property level contribution	19,724	11,678	8,046	11,678	(3,161)	14,839
Recently Acquired Operating Properties
Operating property revenues	11,151	8,171	2,980	8,171	5,810	2,361
Depreciation and amortization	(3,064)	(6,239)	3,175	(6,239)	(4,772)	(1,467)
Property expenses	(4,602)	(2,740)	(1,862)	(2,740)	(1,814)	(926)
Property level contribution	3,485	(808)	4,293	(808)	(776)	(32)
Properties Sold, Transferred, or Held for Sale
Operating property revenues	18,808	24,915	(6,107)	24,915	22,582	2,333
Operating property expenses	(9,133)	(11,748)	2,615	(11,748)	(11,746)	(2)
Lease revenues	3,016	3,470	(454)	3,470	3,061	409
Depreciation and amortization	(6,103)	(7,845)	1,742	(7,845)	(7,243)	(602)
Property expenses	(2,681)	(3,106)	425	(3,106)	(353)	(2,753)
Property level contribution	3,907	5,686	(1,779)	5,686	6,301	(615)
Property Level Contribution	81,503	64,994	16,509	64,994	50,067	14,927
Add other income:
Interest income and other	7,707	7,632	75	7,632	4,000	3,632
Less other expenses:
Asset management fees	(12,087)	(11,293)	(794)	(11,293)	(10,126)	(1,167)
General and administrative	(7,397)	(7,271)	(126)	(7,271)	(6,876)	(395)
Acquisition and other expenses	(28)	(64)	36	(64)	(6,789)	6,725
Other Income and Expenses
Gain (loss) on sale of real estate, net	78,657	14,209	64,448	14,209	(63)	14,272
Interest expense	(53,221)	(48,994)	(4,227)	(48,994)	(43,132)	(5,862)
Other gains and (losses)	21,276	19,969	1,307	19,969	(6,656)	26,625
Equity in losses of equity method investment in real estate	(1,072)	(871)	(201)	(871)	(204)	(667)
	45,640	(15,687)	61,327	(15,687)	(50,055)	34,368
Income (loss) before income taxes	115,338	38,311	77,027	38,311	(19,779)	58,090
Benefit from (provision for) income taxes	1,952	1,506	446	1,506	(6)	1,512
Net Income (Loss)	117,290	39,817	77,473	39,817	(19,785)	59,602
Net income attributable to noncontrolling interests	(20,562)	(13,284)	(7,278)	(13,284)	(10,299)	(2,985)
Net Income (Loss) Attributable to CPA:18 – Global	$96,728	$26,533	$70,195	$26,533	$(30,084)	$56,617
CPA:18 – Global 2018 10-K – 48

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

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2016 and were not sold during the periods presented. At December 31, 2018, there were 53 existing net-leased properties.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, property level contribution for existing net-leased properties decreased by $0.1 million, primarily due to an increase in property expenses of $2.2 million, partially offset by a decrease in depreciation and amortization expense of $1.1 million and an increase in lease revenues of $1.0 million. The increase in property expenses was primarily due to an increase in bad debt expense associated with one of our jointly owned investments in 2018. The decrease in depreciation and amortization expense was primarily due to an in-place lease intangible related to a bankrupt tenant being written-off after the tenant vacated the property in 2017 while the increase in lease revenues primarily related to the fluctuations of foreign currencies (primarily the euro) in relation to the U.S. dollar between years.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, property level contribution for existing net-leased properties decreased by $3.2 million, primarily due to an increase in property expenses of $4.5 million resulting principally from bad debt expense associated with two of our jointly owned investments in 2017. This was partially offset by an increase in lease revenues of $0.9 million, primarily due to fluctuations of foreign currencies.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2015. At December 31, 2018, there were four recently acquired net-leased properties.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, property level contribution from recently acquired net-leased properties increased by $6.0 million, primarily due to a full-year of activity in 2018 for the build-to-suit properties placed into service during 2017.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, property level contribution from recently acquired net-leased properties increased by $3.9 million, due to the properties acquired or placed into service during 2017 compared to no recently acquired net-leased properties in 2016.

Existing Operating Properties

Existing operating properties are those that we acquired prior to January 1, 2016 and were not sold during the periods presented. At December 31, 2018, there were 57 existing operating properties.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, property level contribution from existing operating properties increased by $8.0 million, primarily due to a decrease in depreciation and amortization expense of $5.7 million as a result of certain in-place lease intangible assets becoming fully amortized during 2017 and subsequent to December 31, 2017. Additionally, there was an increase in operating property revenue of $2.5 million, primarily due to increased market rents.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, property level contribution from existing operating properties increased by $14.8 million, primarily due to a decrease in depreciation and amortization expense of $11.7 million as a result of certain in-place lease intangible assets becoming fully amortized subsequent to December 31, 2016. Additionally, there was an increase in operating property revenues of $3.9 million, primarily due to increased market rents, partially offset by a $0.8 million increase in operating property expenses.

CPA:18 – Global 2018 10-K – 49

Recently Acquired Operating Properties

Recently acquired operating properties are those that we acquired or placed into service subsequent to December 31, 2015. At December 31, 2018, there were 11 recently acquired operating properties, which included two student housing properties placed into service during 2018 (Note 4).

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, property level contribution from recently acquired operating properties increased by $4.3 million, primarily due to a decrease in depreciation and amortization expense of $3.2 million as a result of certain in-place lease intangible assets becoming fully amortized during and subsequent to December 31, 2017. Additionally, there was an increase in operating property revenue of $3.0 million and operating property expenses of $1.9 million, primarily due to the two student housing properties placed into service during 2018.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, property level contribution from recently acquired operating properties remained relatively flat due to an increase in operating property revenue of $2.4 million being offset by the increases in depreciation and amortization expense of $1.5 million and operating property expenses of $0.9 million.

Properties Sold, Transferred, or Held for Sale

2018 — During the year ended December 31, 2018, we sold five domestic multi-family residential properties, as well as an office building located in Utrecht, the Netherlands. Additionally, as a result of a settlement agreement with our insurer related to the development project in Accra, Ghana, we transferred the right to collect for tenant default damages to the insurer (Note 13).

At December 31, 2018, we had one multi-family residential property classified as Assets held for sale (Note 4), which we sold in January 2019 (Note 16).

2017 — In October 2017, we sold a student housing operating property located in Reading, United Kingdom, which was previously classified as Operating real estate — land, buildings and improvements in the consolidated financial statements (Note 13).

Other Revenues and Expenses

Interest Income and Other

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, interest income and other remained relatively flat.

2017 vs. 2016 — For the year ended December 31, 2017 compared to 2016, interest income and other increased by $3.6 million primarily due to an increase in interest earned on a mezzanine loan investment that we acquired in November 2016 (Note 5).

Asset Management Fees

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, asset management fees increased by $0.8 million, primarily due to our investment volume during 2018 and 2017, which increased the asset base from which our Advisor earns a fee.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, asset management fees increased by $1.2 million, primarily due to our investment volume during 2017 and 2016, which increased the asset base from which our Advisor earns a fee.

General and Administrative

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, general and administrative expenses remained relatively flat.

CPA:18 – Global 2018 10-K – 50

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

Acquisition and Other Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 2). On January 1, 2017, we adopted ASU 2017-01 (Note 2), and as a result, all transaction costs incurred during the years ended December 31, 2018 and 2017 were capitalized since our acquisitions during the year were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions.

2018 vs. 2017 — For the years ended December 31, 2018 and 2017, acquisition expenses remained relatively flat as no acquisitions were deemed to be business combinations during 2018 and 2017.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, acquisition expenses decreased by $6.7 million, as no 2017 acquisitions were deemed to be business combinations.

Gain (Loss) on Sale of Real Estate, net

For the year ended December 31, 2018, we recognized a gain on sale of real estate of $78.7 million (inclusive of a tax benefit of $2.0 million) as a result of the disposition of five domestic multi-family residential properties and an office building located in Utrecht, the Netherlands (Note 13).

For the year ended December 31, 2017, we recognized a gain on sale of real estate of $14.2 million as a result of the disposition of a student housing operating property located in Reading, United Kingdom (Note 13).

Interest Expense

Our interest expense is directly impacted by the mortgage and bond financing obtained or assumed in connection with our investing activity (Note 9). During the years ended December 31, 2018, 2017, and 2016, we obtained new financings totaling $163.2 million, $94.1 million, and $175.5 million, respectively.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, interest expense increased by $4.2 million, primarily due to an increase in mortgage and bond financing obtained or assumed in connection with our investing activity during both periods. Our average outstanding debt balance was $1.3 billion and $1.2 billion during the years ended December 31, 2018 and 2017, respectively, with a weighted-average annual interest rate of 4.1% and 4.0%, respectively.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, interest expense increased by $5.9 million. Our average outstanding debt balance was $1.2 billion and $1.1 billion during the years ended December 31, 2017 and 2016, respectively, with a weighted-average annual interest rate of 4.0% and 4.1%, respectively.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions and derivative instruments, as well as gains and losses on insurance proceeds. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities with a U.S. dollar currency designation. In addition, we have certain derivative instruments, including foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

CPA:18 – Global 2018 10-K – 51

2018 — For the year ended December 31, 2018, we recognized net other gains of $21.3 million, which was primarily comprised of $16.6 million in gains on insurance proceeds (inclusive of a tax benefit of $3.5 million) relating to a joint venture development project in Accra, Ghana (which we transferred to the insurer during the year), and $5.6 million in gains on insurance proceeds received for a property damaged by a tornado in 2017. Additionally, we recognized $0.6 million of realized gains on foreign currency forward contracts and collars, which was partially offset by $1.5 million of realized and unrealized foreign currency transaction losses related to our international investments, primarily related to our short-term intercompany loans.

2017 — For the year ended December 31, 2017, we recognized net other gains of $20.0 million, which was primarily comprised of $17.5 million of realized and unrealized foreign currency transaction losses related to our international investments, primarily related to our short-term intercompany loans. Additionally, we recognized $1.2 million of gains on the change in fair value of our rent guarantees, $1.1 million of realized gains on foreign currency forward contracts and collars, and interest income received on our cash balances held with financial institutions of $0.3 million.

2016 — For the year ended December 31, 2016, we recognized net other expenses of $6.7 million, which was comprised of realized and unrealized foreign currency transaction losses related to our international investments of $9.7 million, partially offset by gains recognized on derivatives of $1.4 million, mark-to-market gains on our rent guarantees of $1.1 million and interest income received on our cash balances held with financial institutions of $0.3 million.

Equity in Losses of Equity Method Investment in Real Estate

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, equity in losses of equity method investment in real estate remained relatively flat.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, equity in losses of equity method investment in real estate increased by $0.7 million, primarily due to the commencement of operations in two Canadian self-storage facilities (upon completion of distinct phases of the overall development) in 2017 compared to one in 2016.

Benefit from (Provision for) Income Taxes

Our provision for income taxes is primarily related to our international properties.

2018 — During the year ended December 31, 2018, we recorded a benefit from income taxes of $2.0 million, comprised of a benefit from deferred income taxes of $3.7 million, partially offset by current income tax provisions of $1.7 million.

2017 — During the year ended December 31, 2017, we recorded a benefit from income taxes of $1.5 million, comprised of a benefit from deferred income taxes of $3.6 million, partially offset by current income tax provisions of $2.1 million.

2016 — During the year ended December 31, 2016, we recorded a current income tax provision of $1.4 million, substantially offset by deferred income tax benefits of $1.4 million.

Net Income Attributable to Noncontrolling Interests

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, net income attributable to noncontrolling interests increased by $7.3 million, primarily due to the gains on sale of our joint venture real estate disposals in 2018 (Note 13).

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, net income attributable to noncontrolling interests increased by $3.0 million, primarily due to the disposition of the student housing operating property in Reading, United Kingdom (Note 13), which was a joint venture.

Liquidity and Capital Resources

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand, cash flow from operations, financings, and sales of real estate. We may also use proceeds from financings and asset sales for the acquisition of real estate and real estate-related investments.

CPA:18 – Global 2018 10-K – 52

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

Sources and Uses of Cash During the Year

Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and bonds payable, and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect, after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, sales of assets, and distributions reinvested in our common stock through our DRIP to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

2018

Operating Activities — Net cash provided by operating activities increased by $9.2 million during 2018 as compared to 2017, primarily due to the impact of investments placed into service during 2017 and 2018, partially offset by an increase in interest expense.

Investing Activities — Our investing activities are generally comprised of real estate purchases and sales, funding of development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $9.0 million for the year ended December 31, 2018. This was primarily the result of cash outflows of $91.5 million to fund the construction costs of our development projects (Note 4) and $80.9 million for our real estate investments (Note 4). We also had cash outflows of $10.5 million for capital expenditures on our real estate, $9.4 million for value added taxes (“VAT”) paid in connection with real estate acquisitions, and $3.9 million for payment of deferred acquisition fees to our Advisor. These cash outflows were partially offset by cash inflows of $125.8 million for proceeds from the sale of five domestic multi-family residential properties and an office building located in Utrecht, the Netherlands (Note 13), as well as insurance proceeds of $53.2 million related to the settlement agreement with the insurer for a joint venture development project located in Accra, Ghana (Note 4), and insurance proceeds received for a property damaged by a tornado in 2017. We also had cash inflows of $5.5 million for VAT refunded in connection with real estate acquisitions.

Financing Activities — Net cash provided by financing activities totaled $16.6 million for the year ended December 31, 2018. This was primarily due to cash inflows related to proceeds of $158.3 million from non-recourse mortgage financings (Note 9) and $41.9 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We had cash outflows of $87.6 million related to distributions paid to our stockholders, $52.4 million for scheduled payments and prepayments of mortgage loan principal, $23.1 million for the repurchase of shares of our common stock pursuant to our redemption program (described below) and $21.2 million for distributions to noncontrolling interests.

2017

Operating Activities — Net cash provided by operating activities increased by $21.7 million during 2017 as compared to 2016, primarily due to the impact of investments acquired or placed into service during 2016 and 2017.

CPA:18 – Global 2018 10-K – 53

Investing Activities — Net cash used in investing activities totaled $63.2 million for the year ended December 31, 2017. This was primarily the result of cash outflows of $59.6 million to fund the construction costs of our development projects and $50.4 million for our real estate investments. We also had cash outflows of $12.5 million for capital expenditures on our owned real estate, $6.3 million for VAT paid in connection with real estate acquisitions, $5.6 million for capital contributions to our equity investment, and $3.8 million for payment of deferred acquisition fees to our Advisor. We had cash inflows of $59.5 million for proceeds from the sale of a student housing operating property in Reading, United Kingdom, $12.6 million for VAT refunded in connection with real estate acquisitions, and $3.9 million from insurance settlements.

Financing Activities — Net cash used in financing activities totaled $34.1 million for the year ended December 31, 2017. This was primarily due to cash outflows related to distributions paid totaling $85.2 million for the fourth quarter of 2016 and the first, second, and third quarters of 2017, net repayments of notes payable to WPC of $27.5 million, distributions to noncontrolling interests of $20.3 million, and scheduled payments and prepayments of mortgage loan principal of $10.7 million. As further described below, we also paid $20.1 million to repurchase shares of our common stock pursuant to our redemption program. We had cash inflows related to proceeds of $85.6 million from non-recourse mortgage financings and net proceeds received through our DRIP of $42.3 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. During 2018, we declared distributions to stockholders of $88.2 million, which were comprised of cash distributions of $44.2 million and $44.0 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through December 31, 2018, we have declared distributions to stockholders totaling $390.4 million, which were comprised of cash distributions of $186.7 million and $203.6 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 98.0% of total distributions declared during the year ended December 31, 2018, which were all funded from Net cash provided by operating activities.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2018, we received requests to redeem 2,004,958 and 777,584 shares of Class A and Class C common stock, respectively, comprised of 411 and 159 redemption requests, respectively, which we fulfilled at an average price of $8.33 and $8.24 per share for the Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the year ended December 31, 2018. During the year ended December 31, 2017, we redeemed 1,885,688 and 636,097 shares of Class A and Class C common stock, respectively, at an average price of $8.01 and $7.84 per share, respectively. Except for redemptions sought in certain defined special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAV. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAV.

CPA:18 – Global 2018 10-K – 54

Summary of Financing

The table below summarizes our non-recourse mortgages and bonds payable (dollars in thousands):

	December 31,
	2018	2017
Carrying Value (a)
Fixed rate	$1,007,020	$1,123,540
Variable rate:
Amount subject to interest rate swaps and caps	115,251	100,181
Amount subject to floating interest rate	115,156	51,727
	230,407	151,908
	$1,237,427	$1,275,448
Percent of Total Debt
Fixed rate	81%	88%
Variable rate	19%	12%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.0%	4.0%
Variable rate (b)	5.1%	4.1%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $6.9 million and $8.3 million as of December 31, 2018 and 2017, respectively, and unamortized premium, net of $1.3 million and $1.1 million as of December 31, 2018 and 2017, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2018, our cash resources consisted of cash and cash equivalents totaling $170.9 million. Of this amount, $92.4 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds. As of December 31, 2018, we had $14.8 million available to borrow under our third-party financing arrangements for funding of construction of certain development projects (Note 9). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $109.5 million at December 31, 2018, although there can be no assurance that we would be able to obtain financing for these properties.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us for acquisition funding purposes, at the sole discretion of WPC’s management, of up to $50.0 million, in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility. At December 31, 2018, no such loans were outstanding (Note 3).

Cash Requirements

During the next 12 months, we expect that our cash requirements will include making payments to fund capital commitments such as development projects, acquiring new investments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. Balloon payments totaling $80.5 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. We expect to fund $210.3 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

CPA:18 – Global 2018 10-K – 55

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,243,063	$86,541	$226,495	$333,047	$596,980
Capital commitments (b)	362,291	209,469	152,822	—	—
Interest on borrowings and deferred acquisition fees	235,379	51,125	83,278	64,390	36,586
Operating and other lease commitments (c)	11,551	824	1,228	711	8,788
Deferred acquisition fees — principal (d)	7,860	3,866	3,994	—	—
Annual distribution and shareholder servicing fee (e)	3,830	1,556	2,274	—	—
Asset retirement obligations (f)	3,007	—	—	—	3,007
	$1,866,981	$353,381	$470,091	$398,148	$645,361
__________

(a)
Represents the non-recourse mortgage loans and bonds payable that we obtained in connection with our investments and excludes $6.9 million of deferred financing costs and $1.3 million of unamortized premium, net (Note 9).

(b)	Capital commitments include our current development projects totaling $350.8 million (Note 4) and $11.5 million of outstanding commitments on development projects that have been placed into service.

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities, which is calculated as our allocable portion of WPC’s future minimum rent amounts using the allocation percentages for overhead reimbursement as of December 31, 2018 (Note 3).

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

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2018, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. At December 31, 2018, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of four self-storage facilities in Canada (Note 4). This investment is jointly owned with a third party, which is also the general partner. At December 31, 2018, the total equity investment balance for these properties was $18.8 million. The joint venture also had total third-party recourse debt of $28.7 million.

CPA:18 – Global 2018 10-K – 56

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

FFO, MFFO, and Adjusted MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a non-GAAP measure known as FFO which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as restated in December 2018. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly owned investments.

CPA:18 – Global 2018 10-K – 57

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect subsequent to the establishment of NAREIT’s definition of FFO. Management believes these cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses, do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-traded REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) beginning in April 2022, which is seven years following the closing of our initial public offering. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (the “IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-traded REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our initial public offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

CPA:18 – Global 2018 10-K – 58

We define MFFO, a non-GAAP measure, consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Traded REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

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

CPA:18 – Global 2018 10-K – 59

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

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to CPA:18 – Global	$96,728	$26,533	$(30,084)
Adjustments:
(Gain) loss on sale of real estate, net	(78,657)	(14,209)	63
Depreciation and amortization of real property	66,209	75,375	83,110
Proportionate share of adjustments to equity in net income of partially owned entities	549	334	27
Proportionate share of adjustments for noncontrolling interests (a)	1,608	(2,895)	(6,368)
Total adjustments	(10,291)	58,605	76,832
FFO (as defined by NAREIT) attributable to CPA:18 – Global	86,437	85,138	46,748
Adjustments:
Realized (gains) losses on foreign currency, derivatives and other (b)	(28,111)	58	(1,687)
Unrealized losses (gains) on foreign currency, derivatives and other	6,241	(19,777)	9,245
Straight-line and other rent adjustments (c)	(5,100)	(5,286)	(5,636)
Amortization of premium/discount on debt investments and fair market value adjustments, net	1,907	934	1,521
Loss (gain) on extinguishment of debt	1,283	54	(7)
Other amortization and non-cash charges	510	—	—
Above- and below-market rent intangible lease amortization, net (d)	(170)	(126)	(650)
Acquisition and other expenses	28	64	6,789
Proportionate share of adjustments for noncontrolling interests (e)	2,198	285	761
Total adjustments	(21,214)	(23,794)	10,336
MFFO attributable to CPA:18 – Global	65,223	61,344	57,084
Adjustments:
Deferred taxes	(3,281)	(3,659)	(721)
Hedging gains	604	1,383	1,354
Total adjustments	(2,677)	(2,276)	633
Adjusted MFFO attributable to CPA:18 – Global	$62,546	$59,068	$57,717
__________

(a)	The year ended December 31, 2018 includes gains on sale with regard to our joint venture real estate disposals in 2018 (Note 13).

(b)
During the year ended December 31, 2018, we recognized a gain from insurance proceeds received of $16.6 million (inclusive of a tax benefit of $3.5 million), which we then transferred to the insurer, as a result of a settlement agreement with our insurer regarding a joint venture development project located in Accra, Ghana, as well as insurance proceeds of $5.6 million for the rebuild of a property that was damaged by a tornado in 2017.

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

CPA:18 – Global 2018 10-K – 60

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

(e)
The year ended December 31, 2018 includes a gain on insurance proceeds attributable to noncontrolling interests related to the promote to our joint venture partner for the development project located in Accra, Ghana (Note 13).

CPA:18 – Global 2018 10-K – 61

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

At December 31, 2018, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. Our debt obligations are more fully described in Note 9 in Item 8 below and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair value
Fixed-rate debt (a)	$4,140	$86,127	$121,795	$124,912	$154,933	$523,809	$1,015,716	$1,017,083
Variable rate debt (a)	$82,401	$7,601	$45,211	$17,859	$1,105	$73,170	$227,347	$239,950
__________

(a)	Amounts are based on the exchange rate at December 31, 2018, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which have either effectively been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2018 by an aggregate increase of $41.0 million or an aggregate decrease of $49.9 million, respectively. Annual interest expense on our unhedged variable-rate debt at December 31, 2018 would increase or decrease by $1.2 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 7 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at December 31, 2018, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA:18 – Global 2018 10-K – 62

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our foreign investments through the fourth quarter of 2018 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of December 31, 2018 during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2019	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$45,509	$45,110	$45,174	$45,369	$39,816	$371,460	$592,438
Norwegian krone (c)	13,039	12,776	12,146	11,737	11,504	40,849	102,051
British pound sterling (d)	3,396	3,211	2,988	2,721	2,442	8,842	23,600
	$61,944	$61,097	$60,308	$59,827	$53,762	$421,151	$718,089

Scheduled debt service payments (principal and interest) for mortgage notes and bonds payable, for our foreign operations as of December 31, 2018, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2019	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$11,471	$66,140	$78,784	$41,987	$67,631	$91,614	$357,627
Norwegian krone (c)	5,856	5,856	47,060	4,043	4,043	106,702	173,560
British pound sterling (d)	75,498	24,345	—	—	—	—	99,843
	$92,825	$96,341	$125,844	$46,030	$71,674	$198,316	$631,030
__________

(a)
Amounts are based on the applicable exchange rates at December 31, 2018. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2018 of $2.3 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2018 of $0.7 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2018 of $0.8 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2018.

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues in 2019 and 2020 for investments denominated in the British pound sterling, in 2020, 2021 and 2023 for the euro, and in 2021 and after 2023 for the Norwegian krone. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

CPA:18 – Global 2018 10-K – 63

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

For the year ended December 31, 2018, our consolidated portfolio had the following significant characteristics in excess of 10% based on the percentage of our consolidated total revenues:

•	62% related to domestic properties, which included concentrations of 13% and 11% in Florida and Texas, respectively; and

•	38% related to international properties.

At December 31, 2018, our net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	41% related to domestic properties, which included a concentration of 11% in Illinois;

•	59% related to international properties, which included a concentration in Norway of 14%, the Netherlands of 12%, and Germany of 12%;

•	46% related to office properties, 16% related to hotel properties, 14% related to warehouse properties, 14% related to industrial properties, and 10% related to retail properties; and

•	16% related to the hotel, gaming, and leisure industry and 11% related to the banking industry.

CPA:18 – Global 2018 10-K – 64

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA:18 – Global 2018 10-K – 65

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Corporate Property Associates 18 – Global Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corporate Property Associates 18 – Global Incorporated and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP
New York, New York
March 12, 2019

We have served as the Company's auditor since 2013.

CPA:18 – Global 2018 10-K – 66

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,210,776	$1,263,172
Operating real estate — Land, buildings and improvements	503,149	566,489
Real estate under construction	152,106	134,366
Net investments in direct financing leases	41,745	39,957
In-place lease intangible assets	252,316	274,723
Other intangible assets	33,144	35,811
Investments in real estate	2,193,236	2,314,518
Accumulated depreciation and amortization	(280,608)	(252,067)
Assets held for sale, net	23,608	—
Net investments in real estate	1,936,236	2,062,451
Cash and cash equivalents	170,914	71,068
Accounts receivable and other assets, net	197,403	197,478
Total assets	$2,304,553	$2,330,997
Liabilities and Equity
Debt:
Non-recourse mortgages, net, including debt attributable to Assets held for sale (Note 4)	$1,098,281	$1,129,432
Bonds payable, net	139,146	146,016
Debt, net	1,237,427	1,275,448
Accounts payable, accrued expenses and other liabilities	132,065	148,031
Due to affiliates	16,827	13,767
Distributions payable	22,264	21,686
Total liabilities	1,408,583	1,458,932
Commitments and contingencies (Note 10)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 114,589,333 and 111,193,651 shares, respectively, issued and outstanding	114	110
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 31,641,265 and 31,189,137 shares, respectively, issued and outstanding	32	31
Additional paid-in capital	1,290,888	1,257,840
Distributions and accumulated losses	(411,464)	(420,005)
Accumulated other comprehensive loss	(50,593)	(33,212)
Total stockholders’ equity	828,977	804,764
Noncontrolling interests	66,993	67,301
Total equity	895,970	872,065
Total liabilities and equity	$2,304,553	$2,330,997

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2018 10-K – 67

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues
Lease revenues:
Rental income	$112,010	$102,101	$93,198
Interest income from direct financing leases	3,662	3,722	4,572
Total lease revenues	115,672	105,823	97,770
Operating real estate income	79,352	80,027	71,404
Other operating income	14,454	12,616	11,561
Other interest income	7,238	7,168	3,588
	216,716	205,634	184,323
Operating Expenses
Depreciation and amortization	66,436	75,174	82,756
Property expenses	40,229	35,597	25,795
Operating real estate expenses	32,928	33,530	31,831
General and administrative	7,397	7,271	6,876
Acquisition and other expenses	28	64	6,789
	147,018	151,636	154,047
Other Income and Expenses
Gain (loss) on sale of real estate, net	78,657	14,209	(63)
Interest expense	(53,221)	(48,994)	(43,132)
Other gains and (losses)	21,276	19,969	(6,656)
Equity in losses of equity method investment in real estate	(1,072)	(871)	(204)
	45,640	(15,687)	(50,055)
Income (loss) before income taxes	115,338	38,311	(19,779)
Benefit from (provision for) income taxes	1,952	1,506	(6)
Net Income (Loss)	117,290	39,817	(19,785)
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $9,692, $8,650, and $7,586, respectively)	(20,562)	(13,284)	(10,299)
Net Income (Loss) Attributable to CPA:18 – Global	$96,728	$26,533	$(30,084)
Class A Common Stock
Net income (loss) attributable to CPA:18 – Global	$75,816	$21,032	$(23,065)
Basic and diluted weighted-average shares outstanding	113,401,265	109,942,186	105,691,583
Basic and diluted income (loss) per share	$0.67	$0.19	$(0.22)
Class C Common Stock
Net income (loss) attributable to CPA:18 – Global	$20,912	$5,501	$(7,019)
Basic and diluted weighted-average shares outstanding	31,608,961	31,138,787	30,091,602
Basic and diluted income (loss) per share	$0.66	$0.18	$(0.23)

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2018 10-K – 68

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net Income (Loss)	$117,290	$39,817	$(19,785)
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(23,002)	39,925	(12,254)
Realized and unrealized gain (loss) on derivative instruments	3,297	(6,669)	227
	(19,705)	33,256	(12,027)
Comprehensive Income (Loss)	97,585	73,073	(31,812)

Amounts Attributable to Noncontrolling Interests
Net income	(20,562)	(13,284)	(10,299)
Foreign currency translation adjustments	2,324	(4,764)	639
Comprehensive income attributable to noncontrolling interests	(18,238)	(18,048)	(9,660)
Comprehensive Income (Loss) Attributable to CPA:18 – Global	$79,347	$55,025	$(41,472)

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2018 10-K – 69

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2018, 2017, and 2016
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2018	111,193,651	$110	31,189,137	$31	$1,257,840	$(420,005)	$(33,212)	$804,764	$67,301	$872,065
Shares issued	3,969,258	4	1,229,712	1	43,995			44,000		44,000
Shares issued to affiliate	1,422,629	1			12,085			12,086		12,086
Shares issued to directors	8,753	—			75			75		75
Contributions from noncontrolling interests								—	5,966	5,966
Distributions to noncontrolling interests								—	(24,512)	(24,512)
Distributions declared ($0.6252 and $0.5503 per share to Class A and Class C, respectively)						(88,187)		(88,187)		(88,187)
Net income						96,728		96,728	20,562	117,290
Other comprehensive income:
Foreign currency translation adjustments							(20,678)	(20,678)	(2,324)	(23,002)
Realized and unrealized gain on derivative instruments							3,297	3,297		3,297
Repurchase of shares	(2,004,958)	(1)	(777,584)	—	(23,107)			(23,108)		(23,108)
Balance at December 31, 2018	114,589,333	$114	31,641,265	$32	$1,290,888	$(411,464)	$(50,593)	$828,977	$66,993	$895,970

Balance at January 1, 2017	107,460,081	$107	30,469,144	$30	$1,222,139	$(360,673)	$(61,704)	$799,899	$66,005	$865,904
Shares issued	4,219,140	4	1,356,090	1	44,495			44,500		44,500
Shares issued to affiliate	1,387,460	1			11,186			11,187		11,187
Shares issued to directors	12,658	—			100			100		100
Contributions from noncontrolling interests								—	3,409	3,409
Distributions to noncontrolling interests								—	(20,161)	(20,161)
Distributions declared ($0.6252 and $0.5526 per share to Class A and Class C, respectively)						(85,865)		(85,865)		(85,865)
Net income						26,533		26,533	13,284	39,817
Other comprehensive income:
Foreign currency translation adjustments							35,161	35,161	4,764	39,925
Realized and unrealized loss on derivative instruments							(6,669)	(6,669)		(6,669)
Repurchase of shares	(1,885,688)	(2)	(636,097)	—	(20,080)			(20,082)		(20,082)
Balance at December 31, 2017	111,193,651	$110	31,189,137	$31	$1,257,840	$(420,005)	$(33,212)	$804,764	$67,301	$872,065

(Continued)

CPA:18 – Global 2018 10-K – 70

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2018, 2017, and 2016
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

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2018 10-K – 71

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows — Operating Activities
Net income (loss)	$117,290	$39,817	$(19,785)
Adjustments to net income (loss):
(Gain) loss on sale of real estate	(78,657)	(14,209)	63
Depreciation and amortization, including intangible assets and deferred financing costs	69,622	77,530	84,766
Gain on insurance proceeds	(22,227)	—	—
Non-cash asset management fee and directors’ compensation	12,162	11,393	10,226
Allowance for uncollectible accounts	5,727	4,164	3
Straight-line rent adjustments	(4,548)	(5,223)	(5,221)
Deferred income tax benefit	(3,690)	(3,624)	(1,436)
Realized and unrealized loss (gain) on foreign currency transactions, derivatives, and other	1,913	(17,799)	10,259
Loss on extinguishment of debt	1,283	—	—
Equity in losses of equity method investment in real estate in excess of distributions received	1,072	871	204
Amortization of rent-related intangibles and deferred rental revenue	(712)	(575)	(1,113)
Change in deferred acquisition fees payable	(1,618)	(7,897)	(8,661)
Net change in other operating assets and liabilities	86	3,977	(2,558)
Net Cash Provided by Operating Activities	97,703	88,425	66,747
Cash Flows — Investing Activities
Proceeds from sale of real estate	125,841	59,510	40
Funding and advances for build-to-suit projects	(91,517)	(59,634)	(103,889)
Acquisitions of real estate, build-to-suit projects and direct financing leases	(80,862)	(50,392)	(57,128)
Proceeds from insurance settlements	53,195	3,895	—
Capital expenditures on real estate	(10,450)	(12,512)	(7,021)
Value added taxes paid in connection with acquisitions of real estate	(9,440)	(6,253)	(11,680)
Value added taxes refunded in connection with the acquisitions of real estate	5,501	12,639	6,049
Payment of deferred acquisition fees to an affiliate	(3,851)	(3,827)	(4,652)
Proceeds from repayment of notes receivable	2,546	—	—
Other investing activities, net	39	(93)	47
Capital contributions to equity investment	18	(5,649)	(4,013)
Deposits for investments	—	(1,139)	4,000
Return of capital from equity investments	—	229	2,149
Investment in notes receivable	—	—	(38,500)
Net Cash Used in Investing Activities	(8,980)	(63,226)	(214,598)
Cash Flows — Financing Activities
Proceeds from mortgage financing	158,302	85,559	145,675
Distributions paid	(87,609)	(85,174)	(81,677)
Scheduled payments and prepayments of mortgage principal	(52,411)	(10,711)	(7,007)
Proceeds from issuance of shares	41,901	42,329	41,070
Repurchase of shares	(23,108)	(20,082)	(10,514)
Distributions to noncontrolling interests	(21,192)	(20,264)	(15,639)
Contributions from noncontrolling interests	1,520	2,632	88
Payment of deferred financing costs and mortgage deposits	(1,495)	(807)	(1,274)
Other financing activities, net	680	(13)	4
Repayment of notes payable to affiliate	—	(38,696)	—
Proceeds from notes payable to affiliate	—	11,196	27,500
Changes in financing escrow	—	(32)	4,482
Net Cash Provided by (Used in) Financing Activities	16,588	(34,063)	102,708
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,656)	5,306	(1,713)
Net increase (decrease) in cash and cash equivalents and restricted cash	100,655	(3,558)	(46,856)
Cash and cash equivalents and restricted cash, beginning of year	90,183	93,741	140,597
Cash and cash equivalents and restricted cash, end of year	$190,838	$90,183	$93,741

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2018 10-K – 72

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Interest paid, net of amounts capitalized	$50,650	$45,821	$39,417
Interest capitalized	$3,445	$4,087	$6,472
Income taxes paid	$2,584	$1,084	$794

CPA:18 – Global 2018 10-K – 73

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies and other real estate related assets, both domestically and internationally. We were formed in 2012 and are managed by W. P. Carey Inc. (“WPC”) through one of its subsidiaries (collectively, our “Advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (“the Operating Partnership”), and at December 31, 2018 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At December 31, 2018, our net lease portfolio was comprised of full or partial ownership interests in 57 properties, substantially all of which were fully-occupied and triple-net leased to 93 tenants totaling 10.0 million square feet. The remainder of our portfolio at that date was comprised of our full or partial ownership interests in 69 self-storage properties and 15 multi-family properties (which includes twelve student housing development projects and two student housing operating properties, as well as one multi-family residential property that was sold in January 2019 (Note 16)), totaling 5.6 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Multi-Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi-Family segment is comprised of our investments in student housing development projects, student housing operating properties and multi-family residential properties. In addition, we have an All Other category that includes our notes receivable investments (Note 14). Our reportable business segments and All Other category are the same as our reporting units.

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through December 31, 2018, $150.4 million and $42.2 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”).

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. However, following our adoption of Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, as described below, all transaction costs incurred during the years ended December 31, 2018 and 2017 were capitalized since our acquisitions during the years were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions.

CPA:18 – Global 2018 10-K – 74

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

CPA:18 – Global 2018 10-K – 75

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

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the value of in-place lease intangibles to Depreciation and amortization expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

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

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. In the event we dispose of a property that constitutes a business under U.S. generally accepted accounting principles (“GAAP”) from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. As part of purchase accounting for a business, we record any deferred tax assets and/or liabilities resulting from the difference between the tax basis and GAAP basis of the investment in the taxing jurisdiction. Such deferred tax amount will be included in purchase accounting and may impact the amount of goodwill recorded depending on the fair value of all of the other assets and liabilities and the amounts paid.

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

CPA:18 – Global 2018 10-K – 76

Notes to Consolidated Financial Statements

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

Assets Held for Sale — We generally classify real estate assets that are subject to operating leases or direct financing leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, we received a non-refundable deposit, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We will continue to review the property for subsequent changes in the fair value and may recognize an additional impairment charge if warranted.

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

We recognize gains and losses on the sale of properties when the transaction meets the definition of a contract, criteria are met for the sale of one or more distinct assets, and control of the properties is transferred. When these criteria are met, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

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

CPA:18 – Global 2018 10-K – 77

Notes to Consolidated Financial Statements

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If this is not determined to be the case, a step one quantitative impairment test is considered unnecessary. However, if it is more likely than not, then step one is performed to determine both the existence and amount of goodwill impairment. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired. If however, the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.

Notes Receivable — We evaluate our notes receivable on a periodic basis to determine if there are any indicators that the value may be impaired. We determined the estimated fair value of these financial instruments using a discounted cash flow model that estimates the present value of the future note payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

Other Accounting Policies

Basis of Consolidation — Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered VIEs unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

CPA:18 – Global 2018 10-K – 78

Notes to Consolidated Financial Statements

At December 31, 2018, we considered 21 entities to be VIEs, 20 of which we consolidated as we are considered the primary beneficiary. At December 31, 2017, we considered 12 entities to be VIEs, 11 of which we consolidated. We previously determined that a development project located in Accra, Ghana to be a VIE. During the year ended December 31, 2018, we transferred the right to collect for tenant default damages related to the development project to our insurer as part of a settlement agreement with our insurer relating to payment of a claim under our political risk insurance policy (Note 4), and as a result, we no longer determine this property to be a VIE. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2018	2017
Real estate — Land, buildings and improvements	$362,536	$373,954
Operating real estate — Land, buildings and improvements	110,543	—
Real estate under construction	151,479	107,732
In-place lease intangible assets	86,011	88,617
Other intangible assets	17,223	18,040
Accumulated depreciation and amortization	(68,534)	(54,592)
Cash and cash equivalents	18,092	5,030
Accounts receivable and other assets, net	27,625	33,219
Total assets	704,975	572,000

Non-recourse mortgages, net, including debt attributable to Assets held for sale	$284,669	$218,267
Bonds payable, net	57,253	60,577
Accounts payable, accrued expenses and other liabilities	50,061	46,858
Total liabilities	391,983	325,702

At both December 31, 2018 and 2017, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of December 31, 2018 and 2017, the net carrying amount of this equity investment was $18.8 million and $20.9 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

At times, the carrying value of our equity investment may fall below zero for certain investments. We intend to fund our share of the jointly owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund the operating deficits. At December 31, 2018 and 2017, our sole equity investment did not have a carrying value below zero.

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

In the second quarter of 2018, we reclassified notes receivable, equity investment in real estate, and goodwill to be included within Accounts receivable and other assets, net in our consolidated balance sheets. Additionally, we reclassified deferred income taxes to be included within Accounts payable, accrued expenses and other liabilities in our consolidated balance sheets. Prior period balances have been reclassified to conform to the current period presentation.

In addition, in accordance with the SEC’s Disclosure Update and Simplification release, dated August 18, 2018, we moved Gain on sale of real estate, net in the consolidated statements of income to be included within Other Income and Expenses.

CPA:18 – Global 2018 10-K – 79

Notes to Consolidated Financial Statements

The following table presents a summary of amounts included in Accounts receivable and other assets, net in the consolidated financial statements (in thousands):

	December 31,
	2018	2017
Accounts receivable and other assets, net
Notes receivable (Note 5)	$63,954	$66,500
Accounts receivable, net	31,302	32,572
Goodwill (Note 6)	26,354	26,084
Restricted cash	19,924	19,115
Equity investment in real estate (Note 4)	18,764	20,919
Prepaid expenses	12,890	13,496
Other assets	24,215	18,792
	$197,403	$197,478

The following table presents a summary of amounts included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	December 31,
	2018	2017
Accounts payable, accrued expenses and other liabilities
Deferred income taxes (Note 12)	$47,956	$63,980
Accounts payable and accrued expenses	35,260	39,626
Deferred revenue	18,545	11,975
Intangible liabilities, net (Note 6)	9,757	11,009
Other liabilities	20,547	21,441
	$132,065	$148,031

Restricted Cash — In connection with our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as described below, we revised our consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements, and real estate taxes. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$170,914	$71,068	$72,028
Restricted cash (a)	19,924	19,115	21,713
Total cash and cash equivalents and restricted cash	$190,838	$90,183	$93,741
__________

(a)	Restricted cash is included within Accounts receivable and other assets, net on our consolidated balance sheets.

Real Estate and Operating Real Estate — We carry land, buildings, and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that extend the useful life of the properties, while we expense replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets as incurred.

CPA:18 – Global 2018 10-K – 80

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

Notes Receivable — For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans over the life of the loan. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity. Our notes receivable are included in Accounts receivable and other assets, net in the consolidated financial statements. We generate revenue in the form of interest payments from the borrower, which are recognized in Other interest income in the consolidated financial statements.

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

Other Assets and Liabilities — We include notes receivable, prepaid expenses, deferred rental income, equity investment in real estate, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, deferred tax assets, and derivative assets in Accounts receivable and other assets, net in the consolidated financial statements. We include derivative liabilities, deferred income taxes, amounts held on behalf of tenants, deferred revenue, intangible liabilities, and environmental liabilities in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term and rent recognized on a straight-line basis.

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

Noncontrolling Interests — We account for the special general partner interest in our Operating Partnership as a noncontrolling interest (Note 3). The special general partner interest entitles WPC–CPA:18 Holdings, LLC (“CPA:18 Holdings” or the “Special General Partner”), to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights. Cash distributions to the Special General Partner are accounted for as an allocation to net income attributable to noncontrolling interest.

CPA:18 – Global 2018 10-K – 81

Notes to Consolidated Financial Statements

Revenue Recognition — Revenue is recognized when, or as, control of promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. Operating property revenues are comprised of lease and other revenues from our self-storage and multi-family portfolios (including multi-family residential and student housing operating properties).

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the Consumer Price Index (“CPI”) or similar indices in the jurisdiction where the property is located, or the lease may provide for participation in gross revenues of the tenant above a stated level (“percentage rent”). CPI-based adjustments are contingent on future events and are therefore not included as minimum rent in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

For our operating leases, we record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4).

We record leases accounted for under the direct financing method as a net investment in direct financing leases (Note 5). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

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

Interest Capitalized in Connection with Real Estate Under Construction — Interest directly related to development projects is capitalized. We consider a development project as substantially completed upon the completion of improvements. If discrete portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We determine an interest rate to be applied for capitalizing interest based on a blended rate of our debt obligations.

Depreciation — We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties (not to exceed 40 years) and furniture, fixtures, and equipment (generally up to seven years). We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life of the asset.

CPA:18 – Global 2018 10-K – 82

Notes to Consolidated Financial Statements

Foreign Currency Translation and Transaction Gains and Losses — We have interests in international real estate investments primarily in Europe, for which the functional currency is either the euro, the British pound sterling, or the Norwegian krone. We perform the translation from these currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from this translation as a component of Other comprehensive income (loss) in equity. These translation gains and losses are released to net income (loss) when we have substantially exited from all investments in the related currency.

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income (loss) for the period in which the transaction is settled. Also, foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of short-term subordinated intercompany debt with scheduled principal payments, are included in the determination of net income (loss).

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

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. We recognized net realized gains of $4.7 million for the year ended December 31, 2018, and realized losses of $2.6 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.

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

We conduct business in various states and municipalities primarily within North America and Europe and, as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state, and local taxes and a provision for such taxes is included in the consolidated financial statements.

We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). These operations are subject to corporate federal, state, local, and foreign income taxes, as applicable. Our financial statements are prepared on a consolidated basis including TRSs and include a provision for current and deferred taxes on these operations.

CPA:18 – Global 2018 10-K – 83

Notes to Consolidated Financial Statements

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation and timing differences of rent recognition and certain expense deductions, for federal income tax purposes.

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. GAAP purposes as described in Note 12). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit) (Note 12).

Income (Loss) Per Share — We have a simple equity capital structure with only common stock outstanding. As a result, income (loss) per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements. Income (loss) per basic and diluted share of common stock is calculated by dividing Net income (loss) attributable to CPA:18 – Global by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net income (loss) attributable to CPA:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the years ended December 31, 2018, 2017, and 2016, respectively.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Pronouncements Adopted as of December 31, 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective transition method applied to any contracts not completed as of that date. There were no changes to the prior period presentations of revenue. Results of operations for reporting periods beginning January 1, 2018 are presented under Topic 606. The adoption of Topic 606 did not have a material impact on our consolidated financial statements.

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

CPA:18 – Global 2018 10-K – 84

Notes to Consolidated Financial Statements

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

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies that the scope and application of ASC 610-20 includes the sale or transfer of nonfinancial assets and financial assets that meet the definition of nonfinancial assets to non-customers in substance, as well as partial sales. Nonfinancial assets within the scope of this Subtopic include the sale of land, buildings and intangible assets. The Subtopic defines the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. It also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. Additionally, the Subtopic provides guidance on the recognition of gains and losses on the sale or transfer of these nonfinancial and in substance nonfinancial assets when control is transferred. We adopted this guidance for our interim and annual periods beginning January 1, 2018 and applied the modified retrospective transition method (applicable to any contracts not completed as of that date). The adoption of ASU 2017-05 did not have a material impact on our consolidated financial statements.

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

Pronouncements to be Adopted after December 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract: the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the new standard remains equivalent to existing guidance, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard.

ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB that allows lessors to combine non-lease components with related lease components if certain conditions are met.

CPA:18 – Global 2018 10-K – 85

Notes to Consolidated Financial Statements

The ASU eliminates specialized guidance for real estate sale and leaseback transactions and will now apply to both lessees and lessors. To qualify as a sale and leaseback transaction, certain criteria will have to be met, including qualifying as a sale (applying ASU 2014-09) and the transfer of control of the asset by the seller-lessee. Additionally, a real estate sale and leaseback arrangement that includes a seller-lessee repurchase option will result in a failed sale. As the buyer-lessor, where control is not transferred, the transaction will have to be accounted for as a financial asset instead of the purchase of a real estate asset. We do not anticipate having a significant amount of failed sales for sale and leaseback transactions as a result of the new sale and leaseback guidance.

Additionally, under the ASU, if a lessor determines subsequent to the commencement date of the lease that collectability of lease payments under an operating lease is not probable, the lessor is required to recognize the difference between income recognized up to that point and the income that would have been recognized on a cash basis as a reduction of current period lease income. This differs from the current guidance, where the lessor would recognize the effects of a change in the assessment of collectability as an addition to the bad debt reserve for amounts accrued at the time the collectability assessment changed. As a result, we expect any such adjustments to be recorded to lease revenues as opposed to property expenses, which is where they are currently recorded.

We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. We will also elect the practical expedient and apply it consistently to all leased real estate. ASU 2016-02 will require extensive quantitative and qualitative disclosures.

Under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. Historically, we have not capitalized internal legal and leasing costs incurred, and thus do not expect to be impacted by the change.

We expect to recognize a right-of-use asset and a corresponding lease liability for certain operating land lease arrangements for which we are the lessee. The right-of-use asset and corresponding lease liability are expected to be less than 1.5% of total assets and less than 1.0% of total liabilities, respectively. Additionally, for lease arrangements that include common area maintenance services (subject to certain criteria being met), real estate taxes, and insurance where we are the lessor, we expect to present these amounts within lease revenues in our consolidated statements of income.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements, and will adopt the standard for the fiscal year beginning January 1, 2019.

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

CPA:18 – Global 2018 10-K – 86

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates (which excludes the annual distribution and shareholder servicing fee that impacts equity as further disclosed below the tables) in accordance with the terms of the relevant agreements (in thousands):

	Years Ended December 31,
	2018	2017	2016
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$12,087	$11,293	$10,126
Available Cash Distributions	9,692	8,650	7,586
Personnel and overhead reimbursements	3,121	3,170	3,064
Director compensation	235	310	310
Interest expense on deferred acquisition fees, affiliate loan, and accretion of interest on annual distribution and shareholder servicing fee (a)	100	1,034	898
Acquisition expenses	—	—	5,458
	$25,235	$24,457	$27,442

Acquisition Fees Capitalized
Current acquisition fees	$9,370	$3,757	$3,310
Deferred acquisition fees	7,496	3,006	2,648
Capitalized personnel and overhead reimbursements	1,063	640	263
	$17,929	$7,403	$6,221
_________

(a)
For the year ended December 31, 2018, interest on the annual distribution and shareholder servicing fee is excluded because, effective as of the third quarter of 2017, it is paid directly to selected dealers rather than through Carey Financial LLC (“Carey Financial”), a subsidiary of WPC, as discussed further below.

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	December 31,
	2018	2017
Due to Affiliates (a)
Deferred acquisition fees, including accrued interest	$8,720	$6,693
Accounts payable and other	5,070	6,102
Current acquisition fees	2,065	—
Asset management fees payable	972	972
	$16,827	$13,767
___________

(a)
This table excludes outstanding receivables from our Advisor totaling $0.4 million and $0.7 million at December 31, 2018 and 2017, respectively, which were included within Accounts receivable and other assets, net in our consolidated financial statements.

Loans from WPC

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

For both the years ended December 31, 2018 and 2017, no such loans were outstanding.

CPA:18 – Global 2018 10-K – 87

Notes to Consolidated Financial Statements

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $8.73 as of September 30, 2018. For the years ended December 31, 2018, 2017, and 2016, our Advisor received its asset management fees in shares of our Class A common stock. At December 31, 2018, our Advisor owned 5,039,285 shares, or 3.4%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Annual Distribution and Shareholder Servicing Fee

Through June 30, 2017, Carey Financial, the wholly-owned subsidiary of our Advisor, was entitled to receive an annual distribution and shareholder servicing fee from us in connection with our Class C common stock, which it may have re-allowed to selected dealers. Beginning with the payment for the third quarter of 2017 (paid during October 2017), the annual distribution and shareholder servicing fees are paid directly to selected dealers rather than through Carey Financial. The amount of the annual distribution and shareholder servicing fee is 1.0% of the most recently published NAV of our Class C common stock, which was $8.73 as of September 30, 2018. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources reaches 10.0% of the gross proceeds from our initial public offering, which it had not yet reached as of December 31, 2018. At December 31, 2018 and 2017, we recorded a liability of $3.8 million and $5.7 million, respectively, within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the years ended December 31, 2018 and 2017. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

In addition, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, which as of December 31, 2018 included Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Carey European Housing Fund I L.P. (collectively with us, the “Managed Programs”). Our Advisor also allocated a portion of its personnel and overhead expenses to (i) Corporate Property Associates 17 – Global Incorporated prior to October 31, 2018, which was the date of the completion of the merger between WPC and that fund and (ii) Carey Credit Income Fund (now known as Guggenheim Credit Income Fund) prior to September 11, 2017, which was the effective date of resignation of a subsidiary of WPC as the advisor to that fund. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

CPA:18 – Global 2018 10-K – 88

Notes to Consolidated Financial Statements

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for salaries and benefits paid to our named executive officers or for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% and 2.0% for 2018 and 2017, respectively, of pro rata lease revenues for each year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

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

Jointly Owned Investments and Other Transactions with our Affiliates

At December 31, 2018, we owned interests ranging from 50% to 99% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate all of these joint ventures with the exception of our sole equity investment (Note 4), which we account for under the equity method of accounting. Additionally, no other parties hold any rights that overcome our control. We account for the minority share of these investments as noncontrolling interests.

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2018	2017
Land	$195,275	$202,500
Buildings and improvements	1,015,501	1,060,672
Less: Accumulated depreciation	(112,061)	(87,886)
	$1,098,715	$1,175,286

During the year ended December 31, 2018, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 4.5% to $1.1450 from $1.1993. As a result, the carrying value of our Real estate — land, buildings and improvements decreased by $42.2 million from December 31, 2017 to December 31, 2018.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $31.0 million, $28.3 million, and $25.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

CPA:18 – Global 2018 10-K – 89

Notes to Consolidated Financial Statements

Dispositions of Real Estate During 2018

During the year ended December 31, 2018, we sold an office building located in Utrecht, the Netherlands. As a result, the carrying value of our real estate properties decreased by $36.8 million from December 31, 2017 to December 31, 2018 (Note 13).

Acquisition of Real Estate During 2017

On March 14, 2017, we acquired a 90% controlling interest in a warehouse facility in Iowa City, Iowa, which was deemed to be an asset acquisition, at a total cost of $8.2 million, including net lease intangibles of $1.6 million and acquisition-related costs of $0.4 million that were capitalized. The seller retained a 10% interest in the property, which is the equivalent of $0.8 million of the purchase price.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019	$101,618
2020	101,413
2021	101,261
2022	101,535
2023	94,502
Thereafter	590,636
Total	$1,090,965

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage, student housing, and multi-family residential properties, is summarized as follows (in thousands):

	December 31,
	2018	2017
Land	$77,984	$98,429
Buildings and improvements	425,165	468,060
Less: Accumulated depreciation	(41,969)	(43,786)
	$461,180	$522,703

The carrying value of our Operating real estate — land, buildings and improvements decreased by $2.5 million from December 31, 2017 to December 31, 2018, due to the strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound sterling) during the year.

Depreciation expense, including the effect of foreign currency translation, on our operating real estate for the years ended December 31, 2018, 2017, and 2016 was $16.9 million, $17.4 million, and $16.2 million, respectively.

Dispositions of Operating Real Estate During 2018

During the year ended December 31, 2018, we sold five domestic multi-family residential properties. As a result, the carrying value of operating properties decreased by $137.3 million from December 31, 2017 to December 31, 2018 (Note 13).

CPA:18 – Global 2018 10-K – 90

Notes to Consolidated Financial Statements

Dispositions of Operating Real Estate During 2017

On October 11, 2017, we sold a student housing operating property located in Reading, United Kingdom (Note 13).

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2018	2017
Beginning balance	$134,366	$182,612
Capitalized funds	189,286	129,588
Placed into service	(139,253)	(200,158)
Disposition (a)	(32,519)	—
Capitalized interest	5,355	4,603
Foreign currency translation adjustments	(5,129)	17,721
Ending balance	$152,106	$134,366
_________

(a)
On December 17, 2018, we transferred our right to collect for tenant default damages related to the joint venture for a university complex development site located in Accra, Ghana (as discussed further below).

Capitalized Funds During 2018

We entered into the following student housing development project investments during the year ended December 31, 2018 (amounts based on the exchange rate of the euro on the date of acquisition as applicable):

Location	Date of Acquisition	Ownership Percentage	Purchase Price (a)	Estimated Completion Date	Estimated Total Investment (a) (b)
Barcelona, Spain (c) (d)	3/8/2018	98.7%	$10,469	Q3 2019	$28,473
Coimbra, Portugal (c) (d)	6/11/2018	98.5%	9,338	Q3 2020	26,326
San Sebastian, Spain (c)	6/14/2018	100.0%	13,126	Q3 2020	36,733
Barcelona, Spain (c)	6/25/2018	100.0%	13,089	Q3 2020	31,686
Valencia, Spain (c) (d)	7/30/2018	98.7%	7,113	Q3 2021	26,991
Austin, Texas (c) (e)	9/20/2018	90.0%	13,666	Q3 2020	70,181
Granada, Spain (c) (d)	9/21/2018	98.5%	4,262	Q3 2021	23,416
Seville, Spain (c) (f)	11/20/2018	75.0%	13,137	Q1 2021	32,510
Bilbao, Spain (c)	12/14/2018	100.0%	10,694	Q3 2021	51,624
Porto, Portugal (c) (d)	12/18/2018	98.5%	6,185	Q3 2020	23,651
			$101,079		$351,591
_________

(a)	Based on the exchange rate of the euro at the date of acquisition for international investments.

(b)	Amounts represent our expected total investment in the respective development projects.

(c)	As there is insufficient equity at risk, the investment is considered to be a VIE (Note 2).

(d)	Since we are responsible for substantially all of the economics but have disproportionate voting rights, the investment is considered to be a VIE (Note 2).

(e)
We assumed 90% interest in an existing $4.5 million loan on this property (Note 9). Additionally, the seller retained the remaining interest on this investment, which was accounted for as a $2.3 million non-cash financing activity.

(f)	As part of the transaction, the seller retained a 23.5% interest on this investment, which was accounted for as a $2.2 million non-cash financing activity.

CPA:18 – Global 2018 10-K – 91

Notes to Consolidated Financial Statements

During the year ended December 31, 2018, total capitalized funds primarily related to our student housing development projects, which were comprised principally of initial funding of $103.3 million and construction draws of $86.0 million. Capitalized funds include accrued costs of $1.1 million, which is a non-cash investing activity.

Capitalized Funds During 2017

On December 20, 2017, we purchased 95% of the shares in the partially completed hotel located in Munich, Germany from the third-party developer for $9.6 million, which was based on the exchange rate of the euro on the date of the acquisition and is in addition to the $67.2 million financing provided to the developer in 2015.

On May 17, 2017, we made our final payment to the developer for a development project located in Eindhoven, the Netherlands for $18.7 million, which was based on the exchange rate of the euro on the date of the acquisition. Additionally, we also recorded $10.4 million of deferred tax liabilities in connection with our investment in this project. Simultaneous with the payment to the developer, the project was completed and placed into service.

During the year ended December 31, 2017, construction commenced on one of our previous development projects. The net investment of $10.7 million was reclassified to Real estate under construction from Net investments in direct financing leases during the year ended December 31, 2017.

During the year ended December 31, 2017, total capitalized funds primarily related to our development projects, which were comprised primarily of initial funding of $51.5 million and construction draws of $78.1 million. Capitalized funds include accrued costs of $3.7 million, which are a non-cash investing activity.

In addition, we entered into the following student housing development projects during the year ended December 31, 2017:

•
$7.3 million for a student housing development project located in Malaga, Spain on October 17, 2017 (amounts based on the exchange rate of the euro on the date of acquisition). The student housing property is currently under construction and is projected to be completed in September 2020. Upon completion of this project, our total investment is currently expected to be approximately $44.0 million. As there is insufficient equity at risk, the investment is considered to be a VIE;

•
$7.3 million to enter into a ground lease for a joint venture student housing development project with a third party located in Swansea, United Kingdom on November 24, 2017 (amounts are based on the exchange rate of the British pound sterling on the date of acquisition). The acquisition is included in Other assets, net on our consolidated balance sheet as this amount was a prepayment of rent and construction has not yet commenced. We also incurred acquisition-related costs of $3.1 million that were capitalized and are included in Real estate under construction on our consolidated balance sheet. We acquired 97% of the equity of this investment at closing. The student housing development project is currently projected to be completed in March 2021. Upon completion of this project, our total investment is currently expected to be approximately $50.6 million. As the joint venture has insufficient equity at risk and we control this development project, this joint venture is considered to be a VIE that we consolidate.

Capitalized Interest

Capitalized interest includes interest incurred during construction, as well as amortization of the mortgage discount and deferred financing costs, which totaled $5.4 million and $4.6 million for the years ended December 31, 2018 and December 31, 2017, respectively, and is a non-cash investing activity.

Placed into Service

During the year ended December 31, 2018, a total of $139.3 million was placed into service, principally related to the substantial completion of two student housing properties located in the United Kingdom and the remaining portion of a net-leased hotel placed into service in 2017, which is a non-cash investing activity. Of that total, $113.1 million was reclassified to Operating real estate — land, buildings and improvements and $26.2 million was reclassified to Real estate — land, buildings and improvements.

CPA:18 – Global 2018 10-K – 92

Notes to Consolidated Financial Statements

During the year ended December 31, 2017, we placed into service the completed portion of a net leased hotel, two build-to-suit projects, and the remaining portion of a substantially completed student housing property, which we sold during the year, totaling $200.2 million, which is a non-cash investing activity. Of that total, $197.2 million was reclassified to Real estate — land, buildings and improvements and $2.9 million was reclassified to Operating real estate — land, buildings and improvements.

Ending Balance

At December 31, 2018 and 2017, we had twelve and six open development projects, respectively, with aggregate unfunded commitments totaling approximately $348.5 million and $178.3 million, respectively, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

Ghana Settlement

On February 19, 2016, we entered into a joint venture development project with a third party for a university complex development site located in Accra, Ghana (“Ghana Joint Venture”). At the time of the investment, the Ghana Joint Venture, which we consolidated, entered into an agreement for third party financing in an amount up to $41.0 million from the Overseas Private Investment Corporation, a developmental finance institution of the U.S. Government. The transaction, including the funding of this loan, was subject to the tenant obtaining a letter of credit, which did not occur and caused the tenant to default under its concession agreement with the Ghana Joint Venture’s subsidiary. The concession agreement effectively functioned as a ground lease and gave us the right to construct the university complex. As a result, the Ghana Joint Venture’s subsidiary terminated the concession agreement in May 2018 and no longer pursued the completion of this project.

On December 17, 2018, our Ghana Joint Venture entered into a settlement agreement with its insurer relating to payment of a claim under its political risk insurance policy. We received payment of $45.6 million, net of transaction costs, on December 27, 2018, resulting in a gain on insurance proceeds of $16.6 million (inclusive of a tax benefit related to the reversal of deferred tax liabilities and amounts attributable to noncontrolling interests of $3.5 million and $2.3 million, respectively) and is included in Other gains and (losses) in the consolidated financial statements. As part of the settlement, the Ghana Joint Venture transferred its right to collect for tenant default damages to the insurer, excluding its claim to a $4.3 million security deposit from the tenant that is currently included in Accounts receivable and other assets, net as well as Accounts payable, accrued expenses and other liabilities. Additionally, while there is some uncertainty of collectability of our value added tax (“VAT”) receivable of $2.7 million to be refunded from the Ghanaian government, we continue to believe the full recovery of the VAT refund is probable and we will continuously monitor and assess the probability of collectability of this receivable.

Assets and Liabilities Held for Sale

Below is a summary of our properties held for sale (in thousands):

	Years Ended December 31,
	2018	2017
Operating real estate — Land, buildings and improvements	$26,277	$—
In-place lease intangible assets	1,090	—
Accumulated depreciation and amortization	(3,759)	—
Assets held for sale, net	$23,608	$—

Non-recourse mortgages, net, attributable to Assets held for sale	$24,250	$—

At December 31, 2018, we had one multi-family residential property classified as Assets held for sale with a carrying value of $23.6 million, which was encumbered at that date by a non-recourse mortgage loan of $24.3 million. This property was sold in January 2019 and the debt was transferred to the buyer upon sale (Note 16).

CPA:18 – Global 2018 10-K – 93

Notes to Consolidated Financial Statements

Equity Investment in Real Estate

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

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of four self-storage facilities in Canada. This entity is jointly owned with a third party, which is also the general partner. Our ownership interest in the joint venture is 90%. As of December 31, 2018, the joint-venture partner had not accumulated the amounts to purchase its entire 10% equity interest, which will be funded by the distributions it is eligible to receive upon properties being placed into service. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

Placed into Service During 2018

During the year ended December 31, 2018, the joint venture completed distinct phases of the overall development at two Canadian self-storage facilities (one of which commenced operations in 2017 as further discussed below) and, as a result, placed a total of $19.5 million of the total amounts of these projects into service. Included in this amount is the vacant parcel of land in Toronto, Canada that was purchased on January 26, 2017 for $5.1 million (based on the exchange rate of the Canadian dollar at the date of acquisition). Of the four self-storage facilities in this investment, three were operational as of December 31, 2018.

Placed into Service During 2017

During the year ended December 31, 2017, the joint venture commenced operations at two Canadian self-storage facilities upon the completion of distinct phases of the overall development, and as a result, placed $9.3 million and $10.1 million of the total amounts for these projects into service.

Ending Balance

At December 31, 2018 and 2017, our total equity investment balance for these self-storage properties was $18.8 million and $20.9 million, respectively, which is included in Accounts receivable and other assets, net in the consolidated financial statements. At December 31, 2018 and 2017, the joint venture had total third-party recourse debt of $28.7 million and $21.5 million, respectively. The unfunded commitments for the development projects at December 31, 2018 and 2017 total approximately $13.8 million and $26.2 million, respectively, related to our equity investment.

Asset Retirement Obligations

We have recorded asset retirement obligations for the removal of asbestos and environmental waste in connection with certain of our investments. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. This liability was $3.0 million and $2.9 million at December 31, 2018 and 2017, respectively. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred. We include asset retirement obligations in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CPA:18 – Global 2018 10-K – 94

Notes to Consolidated Financial Statements

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our notes receivable (which are included in Accounts receivable and other assets, net in the consolidated financial statements) and our Net investments in direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

Notes Receivable

At December 31, 2018, our notes receivable consisted of two mortgage loans. The first is a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York (“Cipriani”) with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. We have received and will continue to receive interest-only payments at a rate of 10% per annum on this loan through its maturity date. At both December 31, 2018 and 2017, the balance for this note receivable remained $28.0 million.

The second is a $38.5 million mezzanine loan collateralized by 27 retail stores in Minnesota, Wisconsin, and Iowa leased to Mills Fleet Farm Group LLC (“Mills Fleet”). The loan bears interest at one month London Interbank Offered Rate (“LIBOR”) plus 10%, and we have received and will continue to receive interest-only monthly payments until the loan matures. On October 9, 2018, the Mills Fleet borrower exercised its first of three options to extend the maturity date for one-year successive terms from October 2018 to October 2019. The loan is collateralized by the pledge of the equity in 27 entities that directly own the retail stores and is subordinated to a $280.0 million senior mortgage on the properties. During the year ended December 31, 2018, we received partial repayments for the Mills Fleet mezzanine loan totaling $2.5 million. As a result, the balance for the Mills Fleet note receivable at December 31, 2018 and 2017 was $36.0 million and $38.5 million, respectively.

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	December 31,
	2018	2017
Minimum lease payments receivable	$58,353	$61,465
Unguaranteed residual value	39,402	37,214
	97,755	98,679
Less: unearned income	(56,010)	(58,722)
	$41,745	$39,957

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2018 were as follows (in thousands):

Years Ending December 31,	Total
2019	$3,375
2020	3,455
2021	3,523
2022	3,599
2023	3,677
Thereafter	40,724
Total	$58,353

CPA:18 – Global 2018 10-K – 95

Notes to Consolidated Financial Statements

Credit Quality of Finance Receivables

At both December 31, 2018 and 2017, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the years ended December 31, 2018 or 2017. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables is updated quarterly.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2018	2017	2018	2017
1	—	—	$—	$—
2	2	2	15,705	14,386
3	2	2	29,751	29,716
4	2	2	60,243	62,355
5	—	—	—	—
	0		$105,699	$106,457

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

In connection with our investment activity (Note 4) during the year ended December 31, 2017, we recorded In-place lease intangibles of $1.6 million that are being amortized over 14.4 years. No lease intangibles were recorded as part of our investment activity during the year ended December 31, 2018.

The following table presents a reconciliation of our goodwill, which is included in our Net Lease segment and included in Accounts receivable and other assets, net in the consolidated financial statements (in thousands):

Total
Balance at January 1, 2017	$23,526
Foreign currency translation	1,850
Other	708
Balance at December 31, 2017	26,084
Foreign currency translation	(1,359)
Other	1,629
Balance at December 31, 2018	$26,354

We performed our annual test for impairment during the fourth quarter of 2018 for goodwill and no impairment was indicated. Goodwill resides within our Net Lease segment, which is also the reporting unit for goodwill impairment testing.

CPA:18 – Global 2018 10-K – 96

Notes to Consolidated Financial Statements

Intangible assets and liabilities are summarized as follows (in thousands):

		December 31,
		2018			2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	5 – 23	$252,316	$(120,936)	$131,380	$274,723	$(115,515)	$159,208
Below-market ground lease	30 – 99	21,966	(1,719)	20,247	23,000	(1,238)	21,762
Above-market rent	5 – 30	11,178	(3,923)	7,255	12,811	(3,642)	9,169
		285,460	(126,578)	158,882	310,534	(120,395)	190,139
Indefinite-Lived Intangible Assets
Goodwill		26,354	—	26,354	26,084	—	26,084
Total intangible assets		$311,814	$(126,578)	$185,236	$336,618	$(120,395)	$216,223

Finite-Lived Intangible Liabilities
Below-market rent	5 – 30	$(15,309)	$5,651	$(9,658)	$(15,476)	$4,573	$(10,903)
Above-market ground lease	81	(105)	6	(99)	(110)	4	(106)
Total intangible liabilities		$(15,414)	$5,657	$(9,757)	$(15,586)	$4,577	$(11,009)

Net amortization of intangibles, including the effect of foreign currency translation, was $18.4 million, $29.3 million, and $40.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income, amortization of below-market and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease intangibles is included in Depreciation and amortization expense in the consolidated financial statements.

Based on the intangible assets and liabilities recorded at December 31, 2018, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization/Property Expenses	Net
2019	$(342)	$16,392	$16,050
2020	(387)	15,920	15,533
2021	(401)	15,781	15,380
2022	(379)	15,436	15,057
2023	(477)	13,218	12,741
Thereafter	(417)	74,781	74,364
	$(2,403)	$151,528	$149,125

CPA:18 – Global 2018 10-K – 97

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

Derivative Assets and Liabilities— Our derivative assets and liabilities, which are included in Accounts receivable and other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of foreign currency forward contracts, interest rate swaps, interest rate caps, and foreign currency collars (Note 8). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2018 and 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31,
		2018		2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt, net (a) (b)	3	$1,237,427	$1,257,032	$1,275,448	$1,301,844
Notes receivable (c)	3	63,954	66,154	66,500	69,000
___________

(a)
Debt, net consists of Non-recourse mortgages, net and Bonds payable, net. At December 31, 2018 and 2017, the carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $6.2 million and $7.0 million, respectively. At December 31, 2018 and 2017, the carrying value of Bonds payable, net includes unamortized deferred financing costs of $0.7 million and $0.8 million, respectively (Note 9).

(b)
We determined the estimated fair value of our Non-recourse mortgage loans, net and Bonds payable, net using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2018 and 2017.

CPA:18 – Global 2018 10-K – 98

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2018 and 2017, no cash collateral had been posted or received for any of our derivative positions.

CPA:18 – Global 2018 10-K – 99

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31,		December 31,
		2018	2017	2018	2017
Foreign currency forward contracts	Accounts receivable and other assets, net	$2,011	$2,419	$—	$—
Interest rate swaps	Accounts receivable and other assets, net	808	553	—	—
Foreign currency collars	Accounts receivable and other assets, net	750	258	—	—
Interest rate caps	Accounts receivable and other assets, net	—	1	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(622)	(3,266)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(529)	(698)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(115)	(366)
		$3,569	$3,231	$(1,266)	$(4,330)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2016
Foreign currency collars	$3,186	$(4,535)	$327
Interest rate swaps	487	619	810
Foreign currency forward contracts	(401)	(2,769)	(897)
Interest rate caps	25	16	(13)
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	90	(179)	(20)
Foreign currency forward contracts	20	(39)	(56)
Total	$3,407	$(6,887)	$151
___________

(a)
The effective portion of the changes in fair value and the settlement of these contracts is reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold or substantially liquidated, at which time we reclassify the gain or loss to earnings.

CPA:18 – Global 2018 10-K – 100

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2018	2017	2016
Foreign currency forward contracts	Other gains and (losses)	$1,058	$1,223	$1,278
Interest rate swaps	Interest expense	(254)	(663)	(879)
Foreign currency collars	Other gains and (losses)	(232)	160	95
Interest rate caps	Interest expense	(50)	(56)	(4)
Total		$522	$664	$490

Amounts reported in Other comprehensive (loss) income related to our interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. At December 31, 2018, we estimated that an additional $0.1 million and an additional $1.2 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2018	2017	2016
Foreign currency collars	Other gains and (losses)	$(95)	$(259)	$1
Interest rate swaps	Interest expense	(82)	(32)	—
Derivatives in Cash Flow Hedging Relationships (a)
Foreign currency collars	Other gains and (losses)	(81)	(8)	2
Interest rate swaps	Interest expense	19	26	3
Total		$(239)	$(273)	$6
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

CPA:18 – Global 2018 10-K – 101

Notes to Consolidated Financial Statements

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2018 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2018 (a)
Interest rate swaps	10	99,244	USD	$333
Interest rate swap	1	9,785	EUR	(54)
Interest rate caps	1	5,700	USD	—
				$279
___________

(a)	Fair value amount is based on the exchange rate of the euro at December 31, 2018, as applicable.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2018 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2018
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	15	5,841	EUR	$1,483
Foreign currency forward contracts	9	13,785	NOK	474
Foreign currency collars	38	25,296	EUR	(308)
Foreign currency collars	22	44,810	NOK	255
Not Designated as Hedging Instruments
Foreign currency collars	2	3,000	EUR	(115)
Designated as Net Investment Hedging Instruments
Foreign currency collars	3	16,750	NOK	181
Foreign currency forward contracts	1	2,568	NOK	54
				$2,024

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2018. At December 31, 2018, our total credit exposure was $3.3 million and the maximum exposure to any single counterparty was $1.9 million.

CPA:18 – Global 2018 10-K – 102

Notes to Consolidated Financial Statements

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2018, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.3 million and $4.4 million at December 31, 2018 and December 31, 2017, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2018 or 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.4 million and $4.5 million, respectively.

Note 9. Debt, net

Debt, net consists of Non-recourse mortgages, net, including debt attributable to Assets held for sale, and Bonds payable, net, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2018, our debt bore interest at fixed annual rates ranging from 1.7% to 5.8% and variable contractual annual rates ranging from 1.6% to 8.2%, with maturity dates ranging from 2019 to 2039.

Financing Activity During 2018

On October 5, 2018, we obtained a construction loan of $15.0 million for a student housing development project located in Barcelona, Spain (based on the exchange rate of the euro at the date of the loan). The loan bears an annual fixed interest rate of 2.5%, with a maturity date of April 2032. We had drawn a total of $6.5 million on the construction loan (based on the exchange rate of the euro at the date of each drawdown) as of December 31, 2018. On November 22, 2018, we entered into an additional $2.1 million loan agreement for this student housing development project (based on the exchange rate of the euro at the date of the loan). The loan bears an annual fixed interest rate of 2.5%, with a maturity date of May 2022, and will be repaid as the VAT is reclaimed from the taxation authorities. We had drawn a total of $1.4 million on this loan (based on the exchange rate of the euro at the date of each drawdown) as of December 31, 2018.

On September 20, 2018, in conjunction with our investment in a student housing development project located in Austin, Texas, we assumed a 90.0% interest in an existing $4.5 million non-recourse mortgage loan that bears an annual variable interest rate (which was 5.5% as of the date we assumed the loan) and is scheduled to mature in December 2019. We have the option to extend this loan six months from the original maturity date to June 2020.

On May 9, 2018, we obtained a $34.0 million non-recourse mortgage loan encumbering seven self-storage properties located in Southern California. The properties were encumbered by a $16.4 million non-recourse mortgage loan, which was paid in full on the same date using a portion of the proceeds from the term loan. The term loan bears an annual fixed interest rate of 4.5%, with a maturity date of May 2021. We have two options to extend the maturity date, each by an additional year. The principal balance is due at maturity and interest is payable monthly.

On February 13, 2018, we obtained a construction loan of $48.8 million for a student housing development project located in Portsmouth, United Kingdom (based on the exchange rate of the British pound sterling at the date of acquisition). The loan bears a variable interest rate (6.0% on the date of the loan) on outstanding drawn balances, and is scheduled to mature in November 2019. We had drawn a total of $43.7 million on the construction loan (based on the exchange rate of the British pound sterling at the date of each drawdown) as of December 31, 2018.

During the year ended December 31, 2018, we had additional drawdowns totaling $20.5 million (based on the exchange rate of the British pound sterling at the date of each drawdown) on a construction loan related to a student housing development project located in Cardiff, United Kingdom. The loan bears an annual interest rate of 7.5% plus LIBOR for outstanding drawn balances, with a maturity date of October 2019. Additionally, we drew down a total of $52.4 million (based on the exchange rate of the euro at the date of drawdown) on the non-recourse mortgage loan for a completed build-to-suit hotel in Munich, Germany. The loan bears an annual interest rate of 2.8% and matures in June 2023.

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

CPA:18 – Global 2018 10-K – 103

Notes to Consolidated Financial Statements

We had an additional drawdown of $3.9 million (based on the exchange rate of the euro at the date of the drawdown) on a senior construction-to-term mortgage loan related to the development of an office building located in Eindhoven, the Netherlands. Through August 31, 2017, the loan bore an interest rate of Euro Interbank Offered Rate (“EURIBOR”) plus 2.5%, except when EURIBOR was below zero, in which case, each draw bore a rate of 2.5% plus the liquidity spread of 0.7% (for a total interest rate of 3.2%). In the third quarter of 2017, the loan was converted to a non-recourse seven-year term loan and now bears a fixed interest rate of 1.8%. Upon conversion of the loan, we drew down on the remaining $22.0 million available balance.

In addition, during the year ended December 31, 2017, we drew down a total of $17.9 million (based on the exchange rate of the euro at the date of the drawdown) on the third-party non-recourse financing related to our build-to-suit project in Hamburg, Germany. The loan bears a fixed annual interest rate of 2.1% with a term to maturity of seven years.

On October 12, 2017, we obtained a construction loan of $31.3 million for a student housing development project located in Cardiff, United Kingdom (based on the exchange rate of the British pound sterling at the date of acquisition). The loan bears an annual interest rate of 7.5% plus LIBOR for outstanding drawn balances with a maturity date of October 2019. During the year ended December 31, 2017, we had drawn down a total of $10.1 million on the student housing development construction loan (based on the exchange rate of the British pound sterling at the date of each drawdown).

Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2018, during each of the next five calendar years and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2019	$86,541
2020	93,728
2021	167,006
2022	142,771
2023	156,038
Thereafter through 2039	596,979
Total principal payments	1,243,063
Unamortized deferred financing costs	(6,919)
Unamortized premium, net	1,283
Total	$1,237,427

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2018.

The carrying value of our Non-recourse mortgage, net, including debt attributable to Assets held for sale and Bonds payable, net decreased by $31.6 million in the aggregate from December 31, 2017 to December 31, 2018, reflecting the impact of the strengthening of the U.S. dollar relative to certain foreign currencies (primarily the euro) during the same period.

Debt Covenants

During the year ended December 31, 2017, we had repaid a total of $1.8 million (amount is based on the exchange rate of the euro as of the date of repayments) of principal on our Agrokor mortgage loan as a result of a debt service coverage ratio covenant breach. The covenant breach will be cured once the net operating income for the related property exceeds the amount set forth in the related loan agreement. As of December 31, 2018, less than $0.1 million of additional payments have been made on the loan principal. As Agrokor is currently in financial distress, there is uncertainty regarding future rent collections (Note 14) and whether the default can be cured.

CPA:18 – Global 2018 10-K – 104

Notes to Consolidated Financial Statements

As of December 31, 2017, we were in breach of a loan-to-value covenant on one of our bonds payable. On June 14, 2018, we entered into a pledge agreement with the bondholders to cure the covenant breach, pursuant to which we deposited $5.6 million (based on the exchange rate for the Norwegian krone on the date of deposit) in a bank account and granted a first priority interest in, and pledged the account to, the bondholders. The pledge of the account to the bondholders will stay in effect until the loan-to-value ratio is within the threshold set forth in the bond agreement or until the bonds are repaid in full. There were no changes to the amounts or timing of scheduled interest and principal payments. The balance in the pledged account, based on the exchange rate as of December 31, 2018, was $5.2 million and is included as restricted cash within Accounts receivable and other assets, net on our consolidated balance sheets.

As of December 31, 2018, we were in breach of certain non-financial covenants on one of our non-recourse mortgage loans. As a result of the breach, the lender has the right to declare a “cash trap” in which any surplus cash in our rent account would be transferred to a reserve account with the lender. As of December 31, 2018, the lender has not declared such an event, but has the right to do so until we cure this breach.

Note 10. Commitments and Contingencies

At December 31, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

See Note 4 for unfunded construction commitments.

Note 11. Net Income (Loss) Per Share and Equity

Basic and Diluted Net Income (Loss) Per Share

The following table presents net income (loss) per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share
Class A common stock	113,401,265	$75,816	$0.67
Class C common stock	31,608,961	20,912	0.66
Net income attributable to CPA:18 – Global		$96,728

	Year Ended December 31, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Net Income Per Share
Class A common stock	109,942,186	$21,032	$0.19
Class C common stock	31,138,787	5,501	0.18
Net income attributable to CPA:18 – Global		$26,533

	Year Ended December 31, 2016
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Net Loss Per Share
Class A common stock	105,691,583	$(23,065)	$(0.22)
Class C common stock	30,091,602	(7,019)	(0.23)
Net loss attributable to CPA:18 – Global		$(30,084)

CPA:18 – Global 2018 10-K – 105

Notes to Consolidated Financial Statements

The allocation of Net income (loss) attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation includes interest expense related to the accretion of interest on the annual distribution and shareholder servicing fee liability, which is only applicable to our Class C common stock which totaled $0.2 million for the year ended December 31, 2018 and $0.5 million for the years ended December 31, 2017, and 2016 (Note 3).

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents annualized distributions per share, declared and paid during the years ended December 31, 2018, 2017, and 2016, reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2018		2017		2016
	Class A	Class C	Class A	Class C	Class A	Class C
Capital gain	$0.3847	$0.3388	$0.0817	$0.0722	$—	$—
Ordinary income	0.2405	0.2119	0.2181	0.1927	0.1339	0.1171
Return of capital	—	—	0.3254	0.2875	0.4913	0.4296
Total distributions paid	$0.6252	$0.5507	$0.6252	$0.5524	$0.6252	$0.5467

Distributions are declared at the discretion of our board of directors and are not guaranteed. During the fourth quarter of 2018, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1376 per share for our Class C common stock, which were paid on January 15, 2019 to stockholders of record on December 31, 2018, in the amount of $22.3 million.

During the year ended December 31, 2018, our board of directors declared distributions in the aggregate amount of $70.9 million per share for our Class A common stock and $17.3 million per share for our Class C common stock, which equates to $0.6252 and $0.5503 per share, respectively.

CPA:18 – Global 2018 10-K – 106

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2016	$5,360	$(55,676)	$(50,316)
Other comprehensive loss before reclassifications	717	(12,254)	(11,537)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	883	—	883
Other gains and (losses)	(1,373)	—	(1,373)
Net current-period Other comprehensive loss	227	(12,254)	(12,027)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	639	639
Balance at December 31, 2016	5,587	(67,291)	(61,704)
Other comprehensive income before reclassifications	(6,005)	39,925	33,920
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	719	—	719
Other gains and (losses)	(1,383)	—	(1,383)
Net current-period Other comprehensive income	(6,669)	39,925	33,256
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(4,764)	(4,764)
Balance at December 31, 2017	(1,082)	(32,130)	(33,212)
Other comprehensive loss before reclassifications	3,819	(23,002)	(19,183)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	304	—	304
Other gains and (losses)	(826)	—	(826)
Net current-period Other comprehensive loss	3,297	(23,002)	(19,705)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	2,324	2,324
Balance at December 31, 2018	$2,215	$(52,808)	$(50,593)

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

CPA:18 – Global 2018 10-K – 107

Notes to Consolidated Financial Statements

The components of our (benefit from) provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Federal
Current	$130	$234	$276
Deferred	5	20	(34)
	135	254	242
State and Local
Current	292	355	134
	292	355	134
Foreign
Current	1,315	1,535	1,024
Deferred	(3,694)	(3,650)	(1,394)
	(2,379)	(2,115)	(370)
Total (Benefit) Provision	$(1,952)	$(1,506)	$6

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

	Years Ended December 31,
	2018	2017
Beginning balance	$449	$242
Addition based on tax positions related to prior periods	221	207
Ending balance	$670	$449

At December 31, 2018, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2018 and 2017, we had no accrued interest related to uncertain tax positions.

Tax authorities in relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2012 through 2017 remain open to adjustment in major tax jurisdictions.

CPA:18 – Global 2018 10-K – 108

Notes to Consolidated Financial Statements

Deferred Income Taxes

Our deferred tax assets before valuation allowances were $10.8 million and $13.7 million at December 31, 2018 and 2017, respectively. Our deferred tax liabilities were $48.0 million and $64.0 million at December 31, 2018 and 2017, respectively. We determined that $9.2 million and $13.6 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes, and accordingly, a valuation allowance was established in that amount at December 31, 2018 and 2017, respectively. Our deferred tax asset, net of valuation allowance, is recorded in Accounts receivable and other assets, net on our consolidated balance sheet. Our deferred tax liabilities are recorded in Accounts payable, accrued expenses and other liabilities in our consolidated balance sheet. Our deferred tax assets and liabilities are primarily the result of temporary differences related to:

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

At December 31, 2018 and 2017, we had net operating losses in foreign jurisdictions of approximately $41.9 million and $25.3 million, respectively. Our net operating losses will begin to expire in 2019 in certain foreign jurisdictions. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

Note 13. Property Dispositions

We have an active capital recycling program, with a goal of extending the average lease term of our portfolio through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of our net-leased and operating assets. We may decide to dispose of a property due to vacancy, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet.

The results of operations for properties that have been sold, transferred, or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenues	$21,824	$28,385	$25,643
Operating expenses	(17,917)	(22,699)	(19,342)
Gain (loss) on sale of real estate, net	78,657	14,209	(63)
Interest expense	(5,530)	(6,427)	(3,897)
Other gains and (losses) (a)	14,351	(3,233)	(2,542)
Benefit from (provision for) income taxes	415	227	(38)
Income from properties sold, transferred, or classified as held for sale, net of income taxes (b)	$91,800	$10,462	$(239)
__________
(a) Includes a gain on insurance proceeds for the year ended December 31, 2018 of $16.6 million (inclusive of a tax benefit of $3.5 million) as a result of a settlement agreement with our insurer regarding a joint venture development project located in Accra, Ghana as detailed below.

CPA:18 – Global 2018 10-K – 109

Notes to Consolidated Financial Statements

(b) For the years ended December 31, 2018, and 2017, amounts include net income attributable to noncontrolling interests of $10.5 million, and $0.7 million, respectively, and net loss attributable to noncontrolling interests of $0.1 million for the year ended December 31, 2016.

2018

Our disposition activity for the year ended December 31, 2018 included the following, none of which qualified for classification as discontinued operations:

•
Sold five domestic multi-family residential properties for total proceeds of $95.5 million, net of selling costs, and recognized an aggregate gain on sale of $58.2 million (which includes an $8.3 million gain attributable to noncontrolling interests). Four of these properties had outstanding mortgage loans totaling $93.4 million, which were assumed by the buyer as part of the sale, and the mortgage loan of $25.3 million relating to the remaining property was repaid prior to the disposition. For three of these properties, we sold our 97% interest to one of our joint venture partners.

•
Sold an office building located in Utrecht, the Netherlands for total proceeds of $29.7 million, net of selling costs. As a result, we recognized an aggregate gain on sale of $20.5 million, inclusive of a tax benefit of $2.0 million (amounts based on the exchange rate of the euro at the date of sale). The property had an outstanding mortgage loan of $29.2 million, which was assumed by the buyer.

•
As a result of a settlement agreement with our political risk insurer related to a development project in Accra, Ghana, we transferred our right to collect for tenant default damages to the insurer and received $45.6 million, net of transaction costs. As a result we recognized a gain on insurance proceeds of $16.6 million (inclusive of a tax benefit and a gain attributable to noncontrolling interests of $3.5 million and $2.3 million, respectively).

At December 31, 2018, we had one remaining domestic multi-family residential property classified as Assets held for sale, net with a carrying value of $23.6 million and a non-recourse mortgage loan of $24.3 million. This property was sold in January 2019 (Note 16).

2017

On October 11, 2017, we sold a student housing operating property located in Reading, United Kingdom for cash proceeds of $59.5 million (based on the exchange rate of the British pound sterling at the date of sale), net of selling costs, and recorded a gain on sale of $14.2 million (inclusive of a $3.6 million gain attributable to noncontrolling interests). This property disposition did not qualify for classification as a discontinued operation.

CPA:18 – Global 2018 10-K – 110

Notes to Consolidated Financial Statements

Note 14. Segment Reporting

We operate in three reportable business segments: Net Lease, Self Storage, and Multi-Family. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Multi-Family segment is comprised of our investments in student housing development projects, student housing operating properties and multi-family residential properties. In addition, we have an All Other category that includes our notes receivable investments. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net Lease
Revenues	$130,124	$118,476	$109,332
Operating expenses (a) (b)	(76,255)	(70,867)	(60,168)
Gain (loss) on sale of real estate, net	20,547	—	(63)
Interest expense	(36,128)	(30,877)	(27,723)
Other income and (expenses), excluding interest expense and gain (loss) on sale of real estate, net (c)	22,597	1,575	1,233
Benefit from income taxes	1,513	2,635	811
Net income attributable to noncontrolling interests	(2,716)	(1,072)	(2,765)
Net income attributable to CPA:18 – Global	$59,682	$19,870	$20,657
Self Storage
Revenues	$57,920	$55,075	$48,794
Operating expenses (d)	(35,235)	(44,357)	(57,807)
Interest expense	(13,256)	(12,357)	(11,013)
Other income and (expenses), excluding interest expense (e)	(1,298)	(1,125)	(231)
Provision for income taxes	(85)	(114)	(215)
Net income (loss) attributable to CPA:18 – Global	$8,046	$(2,878)	$(20,472)
Multi-Family
Revenues	$21,434	$24,915	$22,609
Operating expenses	(16,030)	(17,666)	(17,103)
Gain on sale of real estate, net	58,110	14,209	—
Interest expense	(3,529)	(4,727)	(3,537)
Other income and (expenses), excluding interest expense and gain (loss) on sale of real estate, net	(870)	(22)	6
Benefit from (provision for) income taxes	178	(132)	(164)
Net (income) loss attributable to noncontrolling interests	(8,154)	(3,562)	52
Net income attributable to CPA:18 – Global	$51,139	$13,015	$1,863
All Other
Revenues	$7,238	$7,168	$3,588
Operating expenses (f)	(4)	(12)	(2,010)
Net income attributable to CPA:18 – Global	$7,234	$7,156	$1,578
Corporate
Unallocated Corporate Overhead (g)	$(19,681)	$(1,980)	$(26,124)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(9,692)	$(8,650)	$(7,586)
Total Company
Revenues	$216,716	$205,634	$184,323
Operating expenses	(147,018)	(151,636)	(154,047)
Gain (loss) on sale of real estate, net	78,657	14,209	(63)
Interest expense	(53,221)	(48,994)	(43,132)
Other income and (expenses), excluding interest expense and gain (loss) on sale of real estate, net	20,204	19,098	(6,860)
Benefit from (provision for) income taxes	1,952	1,506	(6)
Net income attributable to noncontrolling interests	(20,562)	(13,284)	(10,299)
Net income (loss) attributable to CPA:18 – Global	$96,728	$26,533	$(30,084)

CPA:18 – Global 2018 10-K – 111

Notes to Consolidated Financial Statements

	Total Assets at December 31,
	2018	2017
Net Lease	$1,461,385	$1,572,437
Self Storage	386,682	398,944
Multi-Family	313,925	256,875
Corporate	78,099	35,812
All Other	64,462	66,929
Total Company	$2,304,553	$2,330,997
__________

(a)
In April 2017, the Croatian government passed a special law assisting the restructuring of companies considered to have systemic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of these financial difficulties and uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $5.2 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively. In July 2018, the creditors of Agrokor reached a settlement plan to attempt to restructure the company, but as of the date of this Report, we are unable to assess the potential impact of that plan on this investment.

(b)
As a result of the financial difficulties and uncertainty regarding future rent collections from a tenant in Stavanger, Norway, we recorded bad debt expense of $1.2 million for the year ended December 31, 2017. During the year ended December 31, 2018, no bad debt expense was recorded as the tenant was current on rent under the amended lease.

(c)
The year ended December 31, 2018 includes a gain on insurance proceeds of $16.6 million (inclusive of a tax benefit of $3.5 million) as a result of a settlement agreement with our political risk insurer regarding the Ghana Joint Venture (Note 4), as well as $5.6 million of insurance proceeds regarding a property that was damaged by a tornado in 2017.

(d)
Includes acquisition expenses incurred in connection with self-storage transactions. We expensed acquisition-related costs and fees totaling $4.9 million for the year ended December 31, 2016. We adopted ASU 2017-01 as of January 1, 2017 (Note 2), and no acquisitions were deemed business combinations for the years ended December 31, 2018 and 2017.

(e)	Includes Equity in losses of equity method investment in real estate.

(f)
Includes acquisition expenses incurred in connection with our notes receivable transactions in the All Other category. We expensed acquisition-related costs and fees totaling $2.0 million for the year ended December 31, 2016. There were no acquisition expenses incurred for the years ended December 31, 2018 and 2017 related to notes receivable transactions (Note 5).

(g)
Included in unallocated corporate overhead are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments.

CPA:18 – Global 2018 10-K – 112

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. The following tables present the geographic information (in thousands):

	As of and for the Year Ended December 31, 2018
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$24,681	$29,136	$81,059	$134,876	$17,725	$64,115	$81,840	$216,716
Operating expenses	(14,226)	(17,476)	(61,837)	(93,539)	(9,894)	(43,585)	(53,479)	(147,018)
Gain on sale of real estate, net	5,162	18,658	34,290	58,110	—	20,547	20,547	78,657
Interest expense	(7,565)	(7,477)	(20,564)	(35,606)	(7,384)	(10,231)	(17,615)	(53,221)
Other income and (expenses), excluding interest expense and gain on sale of real estate, net (b)	47	(1,160)	13,472	12,359	(3,474)	11,319	7,845	20,204
Benefit from income taxes	(120)	(100)	(147)	(367)	1,614	705	2,319	1,952
Net income attributable to noncontrolling interests	(811)	(2,475)	(15,468)	(18,754)	(21)	(1,787)	(1,808)	(20,562)
Net income attributable to CPA:18 – Global	7,168	19,106	30,805	57,079	(1,434)	41,083	39,649	96,728
Long-lived assets	215,330	167,944	515,965	899,239	204,902	832,095	1,036,997	1,936,236
Equity investment in real estate	—	—	—	—	—	18,764	18,764	18,764
Non-recourse debt and bonds payable	149,132	137,802	394,603	681,537	139,146	416,744	555,890	1,237,427

	As of and for the Year Ended December 31, 2017
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$25,166	$29,263	$81,830	$136,259	$17,600	$51,775	$69,375	$205,634
Operating expenses	(16,984)	(19,793)	(69,008)	(105,785)	(10,749)	(35,102)	(45,851)	(151,636)
Gain on sale of real estate, net	—	—	—	—	—	14,209	14,209	14,209
Interest expense	(7,899)	(7,590)	(21,079)	(36,568)	(6,749)	(5,677)	(12,426)	(48,994)
Other income and (expenses), excluding interest expense and gain on sale of real estate, net (b)	(100)	(100)	12,401	12,201	(3,002)	9,899	6,897	19,098
Benefit from income taxes	(80)	(112)	(418)	(610)	1,645	471	2,116	1,506
Net income attributable to noncontrolling interests	(824)	—	(8,655)	(9,479)	614	(4,419)	(3,805)	(13,284)
Net income attributable to CPA:18 – Global	(721)	1,668	(4,929)	(3,982)	(641)	31,156	30,515	26,533
Long-lived assets	240,918	199,511	599,646	1,040,075	223,702	798,674	1,022,376	2,062,451
Equity investment in real estate	—	—	—	—	—	20,919	20,919	20,919
Non-recourse debt and bonds payable	174,339	163,026	441,960	779,325	146,016	350,107	496,123	1,275,448

	For the Year Ended December 31, 2016
	Domestic				International
	Texas	Florida	Other Domestic	Total	Norway	Other International (a)	Total	Total
Revenues	$25,147	$27,090	$72,287	$124,524	$17,245	$42,554	$59,799	$184,323
Operating expenses	(19,254)	(25,237)	(73,203)	(117,694)	(9,123)	(27,230)	(36,353)	(154,047)
Loss on sale of real estate, net	—	—	—	—	—	(63)	(63)	(63)
Interest expense	(7,806)	(6,820)	(19,283)	(33,909)	(7,363)	(1,860)	(9,223)	(43,132)
Other income and (expenses), excluding interest expense and loss on sale of real estate, net (b)	—	—	4,094	4,094	(3,607)	(7,347)	(10,954)	(6,860)
Provision for income taxes	(75)	(110)	(192)	(377)	1,143	(772)	371	(6)
Net income attributable to noncontrolling interests	(786)	—	(7,611)	(8,397)	(817)	(1,085)	(1,902)	(10,299)
Net loss attributable to CPA:18 – Global	(2,774)	(5,077)	(23,908)	(31,759)	(2,522)	4,197	1,675	(30,084)
___________

(a)	All years include operations in Croatia, the Netherlands, Poland, the United Kingdom, Germany, Mauritius, Slovakia, and Canada.

(b)	Includes Equity in losses of equity method investment in real estate.

CPA:18 – Global 2018 10-K – 113

Notes to Consolidated Financial Statements

Note 15. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$54,435	$55,403	$55,157	$51,721
Expenses	37,270	37,119	37,348	35,281
Net income (a) (b) (c)	12,318	2,981	55,487	46,504
Net income attributable to noncontrolling interests (b) (c)	(1,991)	(3,315)	(10,003)	(5,253)
Net income attributable to CPA:18 – Global	10,327	(334)	45,484	41,251

Class A Common Stock
Basic and diluted income per share (d)	$0.07	$—	$0.31	$0.29
Basic and diluted weighted-average shares outstanding	112,113,960	113,010,970	113,800,898	114,647,003
Distributions declared per share	$0.1563	$0.1563	$0.1563	$0.1563

Class C Common Stock
Basic and diluted income per share (d)	$0.07	$—	$0.31	$0.28
Basic and diluted weighted-average shares outstanding	31,441,399	31,593,597	31,654,504	31,742,535
Distributions declared per share	$0.1375	$0.1378	$0.1374	$0.1376

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$48,480	$50,973	$53,201	$52,980
Expenses	36,976	39,130	37,103	38,427
Net income (e)	2,545	8,134	12,115	17,023
Net income attributable to noncontrolling interests (e)	(1,925)	(2,350)	(2,294)	(6,715)
Net income attributable to CPA:18 – Global	620	5,784	9,821	10,308

Class A Common Stock
Basic and diluted earnings per share (d)	$0.01	$0.04	$0.07	$0.07
Basic and diluted weighted-average shares outstanding	108,457,137	109,553,769	110,507,579	111,233,869
Distributions declared per share	$0.1563	$0.1563	$0.1563	$0.1563

Class C Common Stock
Basic and diluted earnings per share (d)	$—	$0.04	$0.07	$0.07
Basic and diluted weighted-average shares outstanding	30,764,145	31,030,596	31,322,341	31,428,744
Distributions declared per share	$0.1380	$0.1382	$0.1384	$0.1380
__________

(a)
Amounts for the three months ended March 31, 2018, June 30, 2018, and December 31, 2018 include gains on insurance proceeds for $4.4 million, $0.9 million, and $0.3 million, respectively, recognized for a property that was damaged by a tornado in 2017.

(b)
Amount for the three months ended September 30, 2018 includes gain on sale of $52.2 million recognized on the disposition of four domestic multi-family residential properties, inclusive of the gains on sale of $8.1 million attributable to noncontrolling interests (Note 13).

CPA:18 – Global 2018 10-K – 114

Notes to Consolidated Financial Statements

(c)
Amount for the three months ended December 31, 2018 includes a gain on sale of real estate relating to the dispositions of an office building located in Utrecht, the Netherlands and a domestic multi-family residential property located in San Antonio, Texas of $20.5 million (inclusive of a tax benefit of $2.0 million) and $5.2 million (which includes $0.2 million gain attributable to noncontrolling interests), respectively. Additionally, there was a $16.6 million (inclusive of a tax benefit and gain attributable to noncontrolling interests of $3.5 million and $2.3 million, respectively) gain on insurance proceeds for the settlement with our insurer relating to an investment located in Accra, Ghana (Note 13).

(d)	The sum of the quarterly Income per share does not agree to the annual Income per share for 2018 and 2017 due to the issuances of our common stock that occurred during such periods.

(e)
Amount for the three months ended December 31, 2017 includes a gain on sale of $14.2 million (inclusive of a $3.6 million gain attributable to noncontrolling interests) recognized on the disposition of the student housing property located in Reading, United Kingdom (Note 13).

Note 16. Subsequent Event

On January 29, 2019, we sold the 97% interest that we held in our last multi-family residential property, which was located in Fort Walton Beach, Florida, to a third party for $39.8 million. This property was classified as held for sale at December 31, 2018. The $24.3 million non-recourse mortgage loan that encumbered this property was assumed by the buyer on the date of the sale.

CPA:18 – Global 2018 10-K – 115

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017, and 2016
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions (a)	Balance at End of Year
Year Ended December 31, 2018
Valuation reserve for deferred tax assets	$13,593	$3,090	$(7,470)	$9,213
Allowance for uncollectible accounts	4,399	5,383	(1)	9,781

Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$12,817	$3,566	$(2,790)	$13,593
Allowance for uncollectible accounts	4	4,398	(3)	4,399

Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$10,196	$2,987	$(366)	$12,817
Allowance for uncollectible accounts	1	3	—	4
___________

(a)	During the year ended December 31, 2018, the valuation reserve for deferred taxes decreased by $3.9 million as a result of the sale of an office building located in Utrecht, the Netherlands (Note 13).

CPA:18 – Global 2018 10-K – 116

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Office facility in Austin, TX	$72,697	$29,215	$67,993	$—	$—	$29,215	$67,993	$97,208	$11,319	1993	Aug. 2013	40 yrs.
Retail facility in Zagreb, Croatia	6,521	—	10,828	—	(1,791)	—	9,037	9,037	1,341	2005	Dec. 2013	34 yrs.
Retail facility in Zagreb, Croatia	6,456	—	10,576	—	(1,823)	—	8,753	8,753	1,226	2006	Dec. 2013	36 yrs.
Retail facility in Zagreb, Croatia	6,333	2,264	10,676	—	(2,219)	1,884	8,837	10,721	1,354	2006	Dec. 2013	34 yrs.
Retail facility in Zadar, Croatia	7,118	4,320	10,536	—	(2,547)	3,594	8,715	12,309	1,446	2007	Dec. 2013	33 yrs.
Retail facility in Split, Croatia	2,895	—	3,161	—	(552)	—	2,609	2,609	488	2001	Dec. 2013	27 yrs.
Industrial facility in Streetsboro, OH	2,929	1,163	3,393	1,585	(535)	1,163	4,443	5,606	1,172	1993	Jan. 2014	21 yrs.
Warehouse facility in University Park, IL	47,179	13,748	52,135	—	—	13,748	52,135	65,883	9,397	2003	Feb. 2014	34 - 36 yrs.
Office facility in Norcross, GA	3,322	1,044	3,361	—	—	1,044	3,361	4,405	535	1999	Feb. 2014	40 yrs.
Office facility in Oslo, Norway	40,692	14,362	59,219	—	(22,346)	10,000	41,235	51,235	5,015	2013	Feb. 2014	40 yrs.
Office facility in Warsaw, Poland	60,555	—	112,676	—	(18,875)	—	93,801	93,801	11,225	2008	Mar. 2014	40 yrs.
Industrial facility in Columbus, GA	4,556	448	5,841	—	—	448	5,841	6,289	995	1995	Apr. 2014	30 yrs.
Office facility in Farmington Hills, MI	6,876	2,251	3,390	672	47	2,251	4,109	6,360	682	2001	May. 2014	40 yrs.
Industrial facility in Surprise, AZ	2,163	298	2,347	1,699	—	298	4,046	4,344	580	1998	May. 2014	35 yrs.
Industrial facility in Temple, GA	6,254	381	6,469	—	—	381	6,469	6,850	1,025	2007	May. 2014	33 yrs.
Land in Houston, TX	1,139	1,675	—	—	—	1,675	—	1,675	—	N/A	May. 2014	N/A
Land in Chicago, IL	1,617	3,036	—	—	—	3,036	—	3,036	—	N/A	May. 2014	N/A
Warehouse facility in Jonesville, SC	27,939	2,995	14,644	19,389	—	2,995	34,033	37,028	5,603	1997	Jun. 2014	28 yrs.
Industrial facility in Ayr, United Kingdom	2,552	1,150	3,228	—	(1,028)	880	2,470	3,350	572	1950	Aug. 2014	15 - 32 yrs.
Industrial facility in Bathgate, United Kingdom	1,652	627	1,852	355	(607)	480	1,747	2,227	319	2009	Aug. 2014	20 - 35 yrs.
Industrial facility in Dundee, United Kingdom	1,602	384	2,305	—	(631)	294	1,764	2,058	356	2008	Aug. 2014	22 yrs.
Industrial facility in Dunfermline, United Kingdom	908	294	808	—	(259)	225	618	843	172	1990	Aug. 2014	13 - 35 yrs.
Industrial facility in Invergordon, United Kingdom	475	261	549	—	(269)	121	420	541	87	2006	Aug. 2014	22 yrs.
Industrial facility in Livingston, United Kingdom	2,019	447	3,015	—	(813)	342	2,307	2,649	365	2008	Aug. 2014	29 yrs.
Industrial facility in Livingston, United Kingdom	2,271	—	3,360	—	(724)	—	2,636	2,636	490	1997	Sep. 2014	24 yrs.

CPA:18 – Global 2018 10-K – 117

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Warstein, Germany	11,189	281	15,671	—	(1,555)	254	14,143	14,397	1,575	2011	Sep. 2014	40 yrs.
Warehouse facility in Albany, GA	6,092	1,141	5,997	4,690	—	1,141	10,687	11,828	688	1977	Oct. 2014	14 yrs.
Office facility in Stavanger, Norway	41,069	8,276	80,475	—	(21,421)	6,326	61,004	67,330	6,444	2012	Oct. 2014	40 yrs.
Office facility in Eagan, MN	9,665	1,189	11,279	—	—	1,189	11,279	12,468	1,257	2013	Nov. 2014	40 yrs.
Office facility in Plymouth, MN	27,546	3,990	30,320	—	—	3,990	30,320	34,310	3,371	1982	Nov. 2014	40 yrs.
Industrial facility in Dallas, TX	1,559	512	1,283	2	—	512	1,285	1,797	260	1990	Nov. 2014	26 yrs.
Industrial facility in Dallas, TX	734	509	340	2	—	509	342	851	128	1990	Nov. 2014	20 yrs.
Industrial facility in Dallas, TX	261	128	204	2	—	128	206	334	56	1990	Nov. 2014	21 yrs.
Industrial facility in Dallas, TX	1,130	360	1,120	1	—	360	1,121	1,481	195	1990	Nov. 2014	29 yrs.
Industrial facility in Fort Worth, TX	1,144	809	671	1	—	809	672	1,481	171	2008	Nov. 2014	30 yrs.
Industrial facility in Dunfermline, United Kingdom	4,296	1,162	5,631	6	(1,247)	949	4,603	5,552	811	2000	Nov. 2014	23 - 31 yrs.
Industrial facility in Durham, United Kingdom	1,392	207	2,108	—	(425)	169	1,721	1,890	218	1998	Nov. 2014	35 yrs.
Industrial and warehouse facility in Byron Center, MI	7,252	625	1,005	9,515	—	625	10,520	11,145	899	2015	Nov. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	37,555	2,247	27,150	—	(5,226)	1,497	22,674	24,171	2,316	1960	Dec. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	—	2,246	27,136	—	370	2,625	27,127	29,752	2,779	1960	Dec. 2014	40 yrs.
Industrial facility in Edinburgh, United Kingdom	2,437	938	2,842	—	(693)	766	2,321	3,087	304	1985	Dec. 2014	35 yrs.
Hotel in Albion, Mauritius	27,400	4,047	54,927	243	(3,545)	3,808	51,864	55,672	6,480	2007	Dec. 2014	40 yrs.
Office facility in Eindhoven, Netherlands	54,094	8,736	14,493	73,764	2,981	9,515	90,459	99,974	3,692	2017	Mar. 2015	40 yrs.
Industrial facility in Aberdeen, United Kingdom	3,882	1,560	4,446	142	(880)	1,335	3,933	5,268	407	1990	Mar. 2015	40 yrs.
Warehouse facility in Freetown, MA	3,190	1,149	2,219	—	—	1,149	2,219	3,368	806	2002	Apr. 2015	28 yrs.
Office facility in Plano, TX	21,845	3,180	26,926	—	—	3,180	26,926	30,106	2,597	2001	Apr. 2015	40 yrs.
Hotel in Munich, Germany	47,050	8,497	41,883	42,996	(5,019)	10,275	78,082	88,357	2,519	2017	May. 2015	40 yrs.
Warehouse facility in Plymouth, MN	10,435	2,537	9,731	1,019	—	2,537	10,750	13,287	1,479	1975	May. 2015	32 yrs.
Retail facility in Oslo, Norway	57,253	61,607	34,183	213	(12,680)	53,451	29,872	83,323	4,806	1971	May. 2015	30 yrs.
Hotel in Hamburg, Germany	17,165	5,719	1,530	21,248	65	5,943	22,619	28,562	851	2017	Jun. 2015	40 yrs.
Office facility in Jacksonville, FL	10,560	1,688	10,081	—	—	1,687	10,082	11,769	998	2001	Jul. 2015	40 yrs.
Office facility in Warrenville, IL	22,554	2,222	25,449	1,167	—	2,221	26,617	28,838	2,515	2001	Sep. 2015	40 yrs.
Office facility in Coralville, IA	34,559	1,937	31,093	5,047	—	1,936	36,141	38,077	3,020	2015	Oct. 2015	40 yrs.

CPA:18 – Global 2018 10-K – 118

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Michalovce, Slovakia	13,773	1,055	10,808	13,612	424	1,402	24,497	25,899	1,796	2006	Oct. 2015	40 yrs.
Hotel in Stuttgart, Germany	18,241	—	25,717	1,170	1,364	—	28,251	28,251	2,432	1965	Dec. 2015	35 yrs.
Warehouse facility in Iowa City, IA	6,130	913	5,785	—	—	913	5,785	6,698	427	2001	Mar. 2017	28 yrs.
	$820,172	$209,830	$904,865	$198,540	$(102,459)	$195,275	$1,015,501	$1,210,776	$112,061

CPA:18 – Global 2018 10-K – 119

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facility in Columbus, GA	$2,648	$488	$2,947	$—	$996	$4,431	1965	Apr. 2014
Industrial facility in Houston, TX	1,191	—	1,573	—	178	1,751	1973	May 2014
Warehouse facility in Chicago, IL	6,004	—	8,564	1,380	1,329	11,273	1942	May 2014
Industrial facility in Menomonee Falls, WI	13,621	1,680	22,104	—	506	24,290	1974	Dec. 2015
	$23,464	$2,168	$35,188	$1,380	$3,009	$41,745

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Operating Real Estate – Multi-Family Facilities
Cardiff, UK	$28,869	$222	$14,136	$—	$30,381	$(1,015)	$217	$43,507	$—	$43,724	$275	2018	Jun. 2015	40 yrs.
Portsmouth, UK	40,962	8,096	3,416	—	56,810	(1,503)	7,910	58,909	—	66,819	421	2018	Dec. 2015	40 yrs.

Operating Real Estate – Self-Storage Facilities
Kissimmee, FL	6,765	3,306	7,190	—	103	4	3,306	7,238	59	10,603	1,077	2005	Jan. 2014	38 yrs.
St. Petersburg, FL	7,249	3,258	7,128	—	141	4	3,258	7,252	21	10,531	984	2007	Jan. 2014	40 yrs.
Corpus Christi, TX	2,710	340	3,428	—	218	4	340	3,587	63	3,990	686	1998	Jul. 2014	28 yrs.
Kailua-Kona, HI	3,750	1,356	3,699	—	269	14	1,356	3,935	47	5,338	637	1991	Jul. 2014	32 yrs.
Miami, FL	3,018	1,915	1,894	—	121	7	1,915	1,996	26	3,937	317	1986	Aug. 2014	33 yrs.
Palm Desert, CA	6,853	669	8,899	—	49	4	669	8,914	38	9,621	1,066	2006	Aug. 2014	40 yrs.
Columbia, SC	3,040	1,065	2,742	—	210	15	1,065	2,874	93	4,032	551	1988	Sep. 2014	27 - 30 yrs.
Kailua-Kona, HI	3,506	2,263	2,704	—	94	4	2,263	2,744	58	5,065	438	2004	Oct. 2014	32 yrs.
Pompano Beach, FL	2,997	700	3,436	—	671	2	700	4,053	56	4,809	720	1992	Oct. 2014	28 yrs.
Jensen Beach, FL	5,534	1,596	5,963	—	96	—	1,596	6,004	55	7,655	797	1989	Nov. 2014	37 yrs.
Dickinson, TX	6,409	1,680	7,165	—	130	2	1,680	7,217	80	8,977	1,038	2001	Dec. 2014	35 yrs.
Humble, TX	5,017	341	6,582	—	23	3	341	6,586	22	6,949	770	2009	Dec. 2014	39 yrs.

CPA:18 – Global 2018 10-K – 120

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Temecula, CA	6,474	449	8,574	—	20	(6)	449	8,567	21	9,037	1,022	2006	Dec. 2014	37 yrs.
Cumming, GA	2,838	300	3,531	—	72	—	300	3,577	26	3,903	643	1994	Dec. 2014	27 yrs.
Naples, FL	10,629	3,073	10,677	—	1,423	19	3,073	11,984	135	15,192	1,930	1974	Jan. 2015	31 yrs.
Valrico, FL	5,960	695	7,558	—	27	(200)	695	7,358	27	8,080	719	2009	Jan. 2015	40 yrs.
Tallahassee, FL	4,880	1,796	4,782	—	120	2	1,796	4,847	57	6,700	649	1999	Feb. 2015	24 yrs.
Sebastian, FL	1,909	474	2,031	—	123	—	474	2,097	57	2,628	505	1986	Feb. 2015	20 yrs.
Lady Lake, FL	3,912	522	4,809	—	169	—	522	4,972	6	5,500	549	2010	Feb. 2015	40 yrs.
Panama City Beach, FL	2,598	706	2,864	—	37	5	706	2,877	29	3,612	398	1997	Mar. 2015	36 yrs.
Hesperia, CA	5,920	779	5,504	—	112	—	779	5,562	54	6,395	1,001	2004	Apr. 2015	27 yrs.
Hesperia, CA	2,435	335	1,999	—	86	—	335	2,079	6	2,420	382	2007	Apr. 2015	28 yrs.
Hesperia, CA	3,566	384	3,042	—	105	—	384	3,105	42	3,531	724	1985	Apr. 2015	20 yrs.
Highland, CA	4,494	1,056	3,366	—	39	—	1,056	3,400	5	4,461	450	2003	Apr. 2015	36 yrs.
Lancaster, CA	4,464	217	4,355	—	64	—	217	4,382	37	4,636	624	1989	Apr. 2015	31 yrs.
Rialto, CA	6,552	1,905	3,642	—	58	—	1,905	3,669	31	5,605	562	2007	Apr. 2015	30 yrs.
Thousand Palms, CA	6,262	1,115	5,802	—	102	2	1,115	5,876	30	7,021	884	2007	Apr. 2015	31 yrs.
Louisville, KY	6,580	2,973	6,056	—	138	—	2,973	6,129	65	9,167	953	1998	Apr. 2015	32 yrs.
Lilburn, GA	2,326	1,499	1,658	—	92	—	1,499	1,708	42	3,249	510	1998	Apr. 2015	18 yrs.
Stockbridge GA	1,615	170	1,996	—	191	—	170	2,146	41	2,357	402	2003	Apr. 2015	34 yrs.
Crystal Lake, IL	2,622	811	2,723	—	49	—	811	2,770	2	3,583	508	1977	May 2015	24 yrs.
Las Vegas, NV	6,345	450	8,381	—	97	—	450	8,431	47	8,928	897	1996	May 2015	38 yrs.
Panama City Beach, FL	6,119	347	8,233	5	51	1	347	8,254	36	8,637	789	2008	May 2015	40 yrs.
Sarasota, FL	5,145	835	6,193	—	126	—	835	6,308	11	7,154	650	2003	Jun. 2015	40 yrs.
Sarasota, FL	3,761	465	4,576	—	82	—	465	4,627	31	5,123	470	2001	Jun. 2015	39 yrs.
St. Peters, MO	2,291	199	2,888	—	119	—	199	2,953	54	3,206	336	1991	Jun. 2015	35 yrs.
Leesburg, FL	2,380	731	2,480	—	51	—	731	2,520	11	3,262	468	1988	Jul. 2015	23 yrs.
Palm Bay, FL	7,070	2,179	7,367	—	47	—	2,179	7,382	32	9,593	958	2000	Jul. 2015	34 yrs.
Houston, TX	4,576	1,067	4,965	—	502	—	1,067	5,464	3	6,534	832	1971	Aug. 2015	27 yrs.
Ithaca, NY	2,261	454	2,211	—	30	—	454	2,240	1	2,695	343	1988	Sep. 2015	26 yrs.
Las Vegas, NV	2,328	783	2,417	—	(131)	—	783	2,284	2	3,069	640	1984	Sep. 2015	14 yrs.
Las Vegas, NV	2,199	664	2,762	1	585	—	664	3,314	34	4,012	633	1987	Sep. 2015	17 yrs.
Hudson, FL	3,217	364	4,188	—	6	—	364	4,192	2	4,558	394	2008	Sep. 2015	40 yrs.

CPA:18 – Global 2018 10-K – 121

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Kissimmee, FL	5,561	407	8,027	—	65	—	407	8,087	5	8,499	680	2015	Oct. 2015	40 yrs.
El Paso, TX	3,685	1,275	3,339	—	59	—	1,275	3,385	13	4,673	363	1983	Oct. 2015	35 yrs.
El Paso, TX	2,529	921	2,764	—	1	—	921	2,764	1	3,686	319	1980	Oct. 2015	35 yrs.
El Paso, TX	3,593	594	4,154	—	16	—	594	4,154	16	4,764	422	1980	Oct. 2015	35 yrs.
El Paso, TX	3,610	594	3,867	—	121	—	594	3,966	22	4,582	420	1986	Oct. 2015	35 yrs.
El Paso, TX	1,421	337	2,024	—	13	—	337	2,027	10	2,374	213	1985	Oct. 2015	35 yrs.
El Paso, TX	3,699	782	3,825	—	32	—	782	3,836	21	4,639	512	1980	Oct. 2015	35 yrs.
Fernandina Beach, FL	7,218	1,785	7,133	—	39	—	1,785	7,146	26	8,957	728	1986	Oct. 2015	25 yrs.
Kissimmee, FL	3,422	1,371	3,020	3	50	—	1,371	3,044	29	4,444	480	1981	Oct. 2015	24 yrs.
Houston, TX	2,741	817	3,438	—	46	—	817	3,461	23	4,301	426	1998	Oct. 2015	30 yrs.
Houston, TX	2,939	708	3,778	—	92	—	708	3,823	47	4,578	481	2001	Nov. 2015	30 yrs.
Greensboro, NC	4,027	716	4,108	—	1,187	—	716	5,266	29	6,011	774	1953	Dec. 2015	20 yrs.
Portland, OR	6,333	897	8,831	—	76	—	897	8,874	33	9,804	702	2000	Dec. 2015	40 yrs.
Kissimmee, FL	3,907	1,094	4,298	—	19	—	1,094	4,301	16	5,411	509	2000	Jan. 2016	32 yrs.
Avondale, LA	3,409	808	4,245	—	—	(12)	807	4,234	—	5,041	379	2008	Jan. 2016	40 yrs.
Gilroy, California	5,880	2,704	7,451	—	75	—	2,704	7,485	41	10,230	816	1999	Feb. 2016	35 yrs.
Washington, D.C.	7,049	3,185	8,177	—	23	—	3,185	8,200	—	11,385	668	1962	Apr. 2016	34 yrs.
Milford, MA	5,601	751	6,290	—	—	—	751	6,290	—	7,041	545	2003	Apr. 2016	37 yrs.
Millsboro, DE	5,680	807	5,152	—	11	—	807	5,160	3	5,970	465	2001	Apr. 2016	35 yrs.
New Castle, DE	4,748	994	5,673	—	19	—	994	5,681	11	6,686	433	2005	Apr. 2016	38 yrs.
Rehoboth, DE	8,693	1,229	9,945	—	11	—	1,229	9,953	3	11,185	839	1999	Apr. 2016	38 yrs.
Chicago, IL	1,931	796	2,112	—	82	—	796	2,158	36	2,990	193	1990	Nov. 2016	25 yrs.
	$358,083	$78,176	$331,663	$9	$95,945	$(2,644)	$77,984	$423,185	$1,980	$503,149	$41,969
___________

(a)
Consists of the cost of improvements subsequent to purchase and acquisition costs, including construction costs on development project transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.

(b)
The increase (decrease) in net investment was primarily due to (i) changes in foreign currency exchange rates and (ii) the amortization of unearned income from net investments in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received.

(c)
Excludes (i) gross lease intangible assets of $285.5 million and the related accumulated amortization of $126.6 million, (ii) gross lease intangible liabilities of $15.4 million and the related accumulated amortization of $5.7 million, (iii) real estate under construction of $152.1 million, and (iv) assets held for sale with a carrying value of $23.6 million.

(d)	A reconciliation of real estate and accumulated depreciation follows:

CPA:18 – Global 2018 10-K – 122

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$1,263,172	$990,810	$986,574
Foreign currency translation adjustment	(42,168)	67,356	(12,392)
Dispositions	(36,595)	—	—
Reclassification from real estate under construction	26,192	197,232	14,775
Improvements	4,437	1,378	1,853
Additions	(4,262)	6,396	—
Ending balance	$1,210,776	$1,263,172	$990,810

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$87,886	$55,980	$31,467
Depreciation expense	29,787	28,243	25,483
Foreign currency translation adjustment	(3,089)	3,663	(970)
Dispositions	(2,523)	—	—
Ending balance	$112,061	$87,886	$55,980

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$566,489	$606,558	$490,852
Dispositions	(152,948)	(50,394)	—
Reclassification from real estate under construction	113,061	2,926	44,724
Reclassification to held for sale	(26,278)	—	—
Improvements	5,343	4,189	6,029
Foreign currency translation adjustment	(2,518)	3,210	(758)
Additions	—	—	65,711
Ending balance	$503,149	$566,489	$606,558

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$43,786	$26,937	$10,727
Depreciation expense	16,864	17,419	16,210
Dispositions	(16,009)	(602)	—
Reclassification to held for sale	(2,670)	—	—
Foreign currency translation adjustment	(2)	32	—
Ending balance	$41,969	$43,786	$26,937

At December 31, 2018, the aggregate cost of real estate we and our consolidated subsidiaries own for federal income tax purposes was $2.1 billion.

CPA:18 – Global 2018 10-K – 123

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2018
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount (a)
Description
Financing agreement — Cipriani	10.0%	Jul. 2024	$30,200	$28,000
Financing agreement — Mills Fleet (b) (c)	12.3%	Oct. 2019	35,954	35,954
__________

(a)	During the year ended December 31, 2018, we received partial repayments for the Mills Fleet mezzanine loan totaling $2.5 million (Note 5).

(b)	Interest rate is based on the one-month LIBOR plus 10% (Note 5).

(c)
On October 9, 2018, the Mills Fleet borrower exercised its first of three options to extend the maturity date of this mezzanine loan for one-year successive terms, from October 2018 to October 2019 (Note 5).

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2018	2017	2016
Balance	$66,500	$66,500	$28,000
Collection of principal	(2,546)
Additions (a)	—	—	38,500
Ending balance	$63,954	$66,500	$66,500

__________

(a)	Amount for 2016 represents a mezzanine loan acquisition (Note 5).

CPA:18 – Global 2018 10-K – 124

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2018 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

CPA:18 – Global 2018 10-K – 125

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CPA:18 – Global 2018 10-K – 126

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (File No. 333-185111) filed March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Form 8-A filed June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Form S-3D filed May 4, 2015

10.1	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey Inc.’s Annual Report on Form 10-K filed March 2, 2015 (File No. 001-13779)

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed June 20, 2013

10.5
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.
Incorporated by reference to Exhibit 10.21 to W. P. Carey Inc.’s Annual Report on Form 10-K filed February 23, 2018 (File No. 001-13779)

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

CPA:18 – Global 2018 10-K – 127

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

CPA:18 – Global 2018 10-K – 128

Item 16. Form 10-K Summary.

None.

CPA:18 – Global 2018 10-K – 129

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	March 13, 2019
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	March 13, 2019
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer	March 13, 2019
Jason E. Fox	(Principal Executive Officer)

/s/ Mallika Sinha	Chief Financial Officer	March 13, 2019
Mallika Sinha	(Principal Financial Officer)

/s/ Kristin Sabia	Chief Accounting Officer	March 13, 2019
Kristin Sabia	(Principal Accounting Officer)

/s/ Elizabeth P. Munson	Chairman of the Board and Director	March 13, 2019
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 13, 2019
Richard J. Pinola

CPA:18 – Global 2018 10-K – 130

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (File No. 333-185111) filed March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Form 8-A filed June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Form S-3D filed May 4, 2015

10.1	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey Inc.’s Annual Report on Form 10-K filed March 2, 2015 (File No. 001-13779)

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed June 20, 2013

10.5
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.
Incorporated by reference to Exhibit 10.21 to W. P. Carey Inc.’s Annual Report on Form 10-K filed February 23, 2018 (File No. 001-13779)

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