Form 10-Q
period 2019-03-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2019-05-09
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Registrant has 116,459,494 shares of Class A common stock, $0.001 par value, and 32,134,311 shares of Class C common stock, $0.001 par value, outstanding at May 3, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws.

These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and underlying assumptions about our portfolio (e.g. occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), possible new acquisitions and dispositions, and our international exposure; our future capital expenditure levels, including any plans to fund our future liquidity needs, and future leverage and debt service obligations; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); the impact of recently issued accounting pronouncements and regulatory activity; and the general economic outlook. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations (“MFFO”), and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 13, 2019 (the “2018 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the condensed consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA:18 – Global 3/31/2019 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,200,507	$1,210,776
Operating real estate — Land, buildings and improvements	507,071	503,149
Real estate under construction	180,558	152,106
Net investments in direct financing leases	41,829	41,745
In-place lease intangible assets	250,765	252,316
Right-of-use and other intangible assets	47,200	33,144
Investments in real estate	2,227,930	2,193,236
Accumulated depreciation and amortization	(292,718)	(280,608)
Assets held for sale, net	—	23,608
Net investments in real estate	1,935,212	1,936,236
Cash and cash equivalents	140,142	170,914
Accounts receivable and other assets, net	192,233	197,403
Total assets	$2,267,587	$2,304,553
Liabilities and Equity
Debt:
Non-recourse mortgages, net, including debt attributable to Assets held for sale (Note 4)	$1,061,243	$1,098,281
Bonds payable, net	140,750	139,146
Debt, net	1,201,993	1,237,427
Accounts payable, accrued expenses and other liabilities	139,736	132,065
Due to affiliates	12,890	16,827
Distributions payable	22,416	22,264
Total liabilities	1,377,035	1,408,583
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 115,444,107 and 114,589,333 shares, respectively, issued and outstanding	115	114
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 31,840,141 and 31,641,265 shares, respectively, issued and outstanding	32	32
Additional paid-in capital	1,300,223	1,290,888
Distributions and accumulated losses	(420,161)	(411,464)
Accumulated other comprehensive loss	(54,915)	(50,593)
Total stockholders’ equity	825,294	828,977
Noncontrolling interests	65,258	66,993
Total equity	890,552	895,970
Total liabilities and equity	$2,267,587	$2,304,553

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2019 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Lease revenues — net-leased	$30,914	$32,797
Lease revenues — operating real estate	17,265	19,033
Other operating and interest income	2,115	2,605
	50,294	54,435
Operating Expenses
Depreciation and amortization	15,372	17,632
Property expenses	8,675	9,834
Operating real estate expenses	6,466	8,159
General and administrative	1,759	1,645
	32,272	37,270
Other Income and Expenses
Gain on sale of real estate, net	15,408	—
Interest expense	(12,357)	(12,930)
Equity in losses of equity method investment in real estate	(648)	(324)
Other gains and (losses)	172	7,992
	2,575	(5,262)
Income before income taxes	20,597	11,903
(Provision for) benefit from income taxes	(924)	415
Net Income	19,673	12,318
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,848 and $1,905, respectively)	(4,846)	(1,991)
Net Income Attributable to CPA:18 – Global	$14,827	$10,327
Class A Common Stock
Net income attributable to CPA:18 – Global	$11,654	$8,110
Basic and diluted weighted-average shares outstanding	115,497,094	112,113,960
Basic and diluted earnings per share	$0.10	$0.07
Class C Common Stock
Net income attributable to CPA:18 – Global	$3,173	$2,217
Basic and diluted weighted-average shares outstanding	31,879,027	31,441,399
Basic and diluted earnings per share	$0.10	$0.07

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2019 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net Income	$19,673	$12,318
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(4,242)	11,577
Unrealized loss on derivative instruments	(238)	(659)
	(4,480)	10,918
Comprehensive Income	15,193	23,236

Amounts Attributable to Noncontrolling Interests
Net income	(4,846)	(1,991)
Foreign currency translation adjustments	158	(1,617)
Comprehensive income attributable to noncontrolling interests	(4,688)	(3,608)
Comprehensive Income Attributable to CPA:18 – Global	$10,505	$19,628

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2019 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2019 and 2018
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2019	114,589,333	$114	31,641,265	$32	$1,290,888	$(411,464)	$(50,593)	$828,977	$66,993	$895,970
Cumulative-effect adjustment for the adoption of new accounting pronouncements (Note 2)						(1,108)		(1,108)		(1,108)
Shares issued	965,197	1	297,063	—	11,018			11,019		11,019
Shares issued to affiliate	220,238	—			1,922			1,922		1,922
Contributions from noncontrolling interests								—	2,520	2,520
Distributions to noncontrolling interests								—	(8,943)	(8,943)
Distributions declared ($0.1563 and $0.1373 per share to Class A and Class C, respectively)						(22,416)		(22,416)		(22,416)
Net income						14,827		14,827	4,846	19,673
Other comprehensive loss:
Foreign currency translation adjustments							(4,084)	(4,084)	(158)	(4,242)
Unrealized loss on derivative instruments							(238)	(238)		(238)
Repurchase of shares	(330,661)	—	(98,187)	—	(3,605)			(3,605)		(3,605)
Balance at March 31, 2019	115,444,107	$115	31,840,141	$32	$1,300,223	$(420,161)	$(54,915)	$825,294	$65,258	$890,552

Balance at January 1, 2018	111,193,651	$110	31,189,137	$31	$1,257,840	$(420,005)	$(33,212)	$804,764	$67,301	$872,065
Shares issued	1,003,893	1	313,417	—	11,011			11,012		11,012
Shares issued to affiliate	345,221	—			2,886			2,886		2,886
Contributions from noncontrolling interests								—	171	171
Distributions to noncontrolling interests								—	(3,596)	(3,596)
Distributions declared ($0.1563 and $0.1375 per share to Class A and Class C, respectively)						(21,834)		(21,834)		(21,834)
Net income						10,327		10,327	1,991	12,318
Other comprehensive income:
Foreign currency translation adjustments							9,960	9,960	1,617	11,577
Unrealized loss on derivative instruments							(659)	(659)		(659)
Repurchase of shares	(443,204)	—	(133,781)	—	(4,738)			(4,738)		(4,738)
Balance at March 31, 2018	112,099,561	$111	31,368,773	$31	$1,266,999	$(431,512)	$(23,911)	$811,718	$67,484	$879,202

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2019 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$21,859	$26,729
Cash Flows — Investing Activities
Funding and advances for build-to-suit and development projects	(20,313)	(24,103)
Proceeds from sale of real estate	16,404	771
Acquisitions of real estate, build-to-suit and development projects	(12,095)	(8,785)
Value added taxes paid in connection with acquisitions of real estate	(2,926)	(2,282)
Payment of deferred acquisition fees to an affiliate	(2,252)	(1,683)
Value added taxes refunded in connection with acquisitions of real estate	1,006	1,166
Capital expenditures on real estate	(750)	(4,271)
Proceeds from insurance settlements	—	4,972
Proceeds from repayment of notes receivable	—	2,546
Capital contributions to equity investment	—	(3)
Net Cash Used in Investing Activities	(20,926)	(31,672)
Cash Flows — Financing Activities
Distributions paid	(22,264)	(21,686)
Scheduled payments and prepayments of mortgage principal	(16,423)	(4,489)
Proceeds from issuance of shares	10,487	10,486
Proceeds from mortgage financing	7,582	77,920
Distributions to noncontrolling interests	(7,112)	(3,596)
Repurchase of shares	(3,605)	(4,738)
Contributions from noncontrolling interests	2,520	171
Other financing activities, net	(368)	498
Payment of deferred financing costs and mortgage deposits	(348)	(728)
Net Cash (Used in) Provided by Financing Activities	(29,531)	53,838
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(441)	1,407
Net (decrease) increase in cash and cash equivalents and restricted cash	(29,039)	50,302
Cash and cash equivalents and restricted cash, beginning of period	190,838	90,183
Cash and cash equivalents and restricted cash, end of period	$161,799	$140,485

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2019 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Organization

Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), is a publicly owned, non-traded REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies and other real estate related assets, both domestically and internationally. In addition, our portfolio includes self-storage and student housing investments. We were formed in 2012 and are managed by W. P. Carey Inc. (“WPC”) through one of its subsidiaries (collectively our “Advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (the “Operating Partnership”), and as of March 31, 2019 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

As of March 31, 2019, our net lease portfolio was comprised of full or partial ownership interests in 56 properties, substantially all of which were fully-occupied and triple-net leased to 90 tenants totaling 10.0 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 69 self-storage properties and 15 multi-family properties (which includes 13 student housing development projects and two student housing operating properties) totaling 5.5 million square feet.

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

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through March 31, 2019, $158.8 million and $44.8 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”).

Note 2. Basis of Presentation

Basis of Presentation

Our interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our condensed consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2018, which are included in the 2018 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

CPA:18 – Global 3/31/2019 10-Q – 7

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

As of March 31, 2019, we considered 22 entities to be VIEs, 21 of which we consolidated as we are considered the primary beneficiary. As of December 31, 2018, we considered 21 entities to be VIEs, 20 of which we consolidated. The following table presents a summary of selected financial data of the consolidated VIEs included in the condensed consolidated balance sheets (in thousands):

	March 31, 2019	December 31, 2018
Real estate — Land, buildings and improvements	$360,902	$362,536
Operating real estate — Land, buildings and improvements	114,144	110,543
Real estate under construction	179,943	151,479
In-place lease intangible assets	85,120	86,011
Right-of-use and other intangible assets	23,698	17,223
Accumulated depreciation and amortization	(71,687)	(68,534)
Cash and cash equivalents	13,307	18,092
Accounts receivable and other assets, net	22,393	27,625
Total assets	727,820	704,975

Non-recourse mortgages, net, including debt attributable to Assets held for sale	$278,570	$284,669
Bonds payable, net	57,872	57,253
Accounts payable, accrued expenses and other liabilities	51,861	50,061
Total liabilities	388,303	391,983

As of both March 31, 2019 and December 31, 2018, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of March 31, 2019 and December 31, 2018, the net carrying amount of this equity investment was $18.3 million and $18.8 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

CPA:18 – Global 3/31/2019 10-Q – 8

Notes to Condensed Consolidated Financial Statements (Unaudited)

At times, the carrying value of our equity investment may fall below zero. We intend to fund our share of the jointly owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund the operating deficits. As of both March 31, 2019 and December 31, 2018, our sole equity investment did not have a carrying value below zero.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

In accordance with the SEC’s adoption of certain rule and form amendments on August 17, 2018, we moved Gain on sale of real estate, net in the condensed consolidated statements of income to be included within Other Income and Expenses.

In connection with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective January 1, 2019, as described below in Recent Accounting Pronouncements, reimbursable tenant costs (revenues), which were previously included in Other operating income, are now included within Lease revenues — net-leased in the condensed consolidated statements of income. Additionally, we previously presented Interest income from direct financing leases separately on the condensed consolidated statements of income. We now present this item within Lease revenues — net-leased.

In addition, we previously presented Other operating income and Other interest income separately on the condensed consolidated statements of income. We currently present these items as Other operating and interest income as a result of the reclassifications related to the adoption of ASU 2016-02 previously discussed. Additionally, non-lease operating real estate income is now included in Other operating and interest income, which was previously included in Lease revenues — operating real estate in the condensed consolidated statements of income.

Lastly, we reclassified Acquisition and other expenses to be included in General and administrative in the condensed consolidated statements of income.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$140,142	$170,914
Restricted cash (a)	21,657	19,924
Total cash and cash equivalents and restricted cash	$161,799	$190,838
__________

(a)	Restricted cash is included within Accounts receivable and other assets, net on our condensed consolidated balance sheets.

Accounts Receivable and Other Assets, net

The following table presents a summary of amounts included in Accounts receivable and other assets, net in the condensed consolidated financial statements (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable and other assets, net
Notes receivable (Note 5)	$63,954	$63,954
Accounts receivable, net	31,735	31,302
Goodwill (Note 6)	26,367	26,354
Restricted cash	21,657	19,924
Equity investment in real estate (Note 4)	18,316	18,764
Prepaid expenses	4,237	12,890
Other assets	25,967	24,215
	$192,233	$197,403

CPA:18 – Global 3/31/2019 10-Q – 9

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounts Payable, Accrued Expenses and Other Liabilities

The following table presents a summary of amounts included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable, accrued expenses and other liabilities
Deferred income taxes	$48,285	$47,956
Accounts payable and accrued expenses	35,839	35,260
Deferred revenue	16,396	18,545
Lease liability (Note 4)	9,409	—
Intangible liabilities, net (Note 6)	9,310	9,757
Other liabilities	20,497	20,547
	$139,736	$132,065

Recent Accounting Pronouncements

Pronouncements Adopted through March 31, 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract: the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, are capitalized and recorded on the balance sheet. For lessors, however, the new standard remains generally consistent with existing guidance, but has been updated to align with certain changes to the lessee model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

We adopted this guidance for our interim and annual periods beginning January 1, 2019 using the modified retrospective method, applying the transition provisions at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented. We elected the package of practical expedients as permitted under the transition guidance, which allowed us to not reassess whether arrangements contain leases, lease classification, and initial direct costs. The adoption of the lease standard resulted in a cumulative effect adjustment recognized of $1.1 million in the opening balance of retained earnings as of January 1, 2019.

•
As a Lessee: we recognized $36.7 million of operating lease right-of-use (“ROU”) assets and $9.5 million of corresponding lease liabilities for certain operating land lease arrangements for which we were the lessee on January 1, 2019, which included reclassifying below market intangible assets, above market intangible liabilities, prepaid rent and deferred rent as a component of the ROU asset (a net reclassification of $27.2 million). See Note 4 for additional disclosures on the presentation of these amounts in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments consist of increases as a result of the Consumer Price Index (“CPI”) or other comparable indices, taxes and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

CPA:18 – Global 3/31/2019 10-Q – 10

Notes to Condensed Consolidated Financial Statements (Unaudited)

The implicit rate within our operating leases is generally not determinable and, as a result, we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using estimated baseline mortgage rates. These baseline rates are determined based on a review of current mortgage debt market activity for benchmark securities across domestic and international markets, utilizing a yield curve. The rates are then adjusted for various factors, including level of collateralization and lease term.

•
As a Lessor: a practical expedient allows lessors to combine non-lease components (lease arrangements that include common area maintenance services) with related lease components (lease revenues), if both the timing and pattern of transfer are the same for the non-lease component and related lease component, the lease component is the predominant component, and the lease component would otherwise be classified as an operating lease. We elected the practical expedient. For (i) operating lease arrangements involving real estate that include common area maintenance services and (ii) all real estate arrangements that include real estate taxes and insurance costs, we present these amounts within Lease revenues — net-leased in our condensed consolidated statements of income. We record amounts reimbursed by the lessee in the period that the applicable expenses are incurred.

Under ASU 2016-02, lessors are allowed to only capitalize incremental direct leasing costs. We generally have not capitalized internal legal leasing costs incurred, and, as a result, will not be materially impacted by this change.

In addition, if a lessor determines subsequent to the commencement date of the lease, that collectability of lease payments under an operating lease is not probable, the lessor is required to recognize the difference between income recognized up to that point and the income that would have been recognized on a cash basis as a reduction of current period lease income. This differs from the previous guidance, where the lessor would recognize the effects of a change in the assessment of collectability as an addition to the bad debt reserve for amounts accrued at the time the collectability assessment changed. As a result, we recorded $0.8 million of current period adjustments to Lease revenues — net-leased during the three months ended March 31, 2019 as opposed to property expenses, which is where they were previously recorded.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and eliminates the requirements to separately measure and disclose hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. We adopted this guidance for our interim and annual periods beginning January 1, 2019. The adoption of this standard impacted our condensed consolidated financial statements for both cash flow and net investment hedges. Changes in the fair value of our hedging instruments are no longer separated into effective and ineffective portions. The entire change in the fair value of these hedging instruments included in the assessment of effectiveness is now recorded in Accumulated other comprehensive loss. The impact to our condensed consolidated financial statements as a result of these changes was not material.

Pronouncements to be Adopted after March 31, 2019

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our condensed consolidated financial statements.

CPA:18 – Global 3/31/2019 10-Q – 11

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans. We also reimburse our Advisor for general and administrative duties performed on our behalf. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days written notice without cause or penalty.

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates (which excludes the annual distribution and shareholder servicing fee that impacts equity as further disclosed below the tables) in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended March 31,
	2019	2018
Amounts Included in the Condensed Consolidated Statements of Income
Asset management fees	$2,868	$2,874
Available Cash Distributions	1,848	1,905
Disposition fees	1,117	—
Personnel and overhead reimbursements	798	717
Interest expense on deferred acquisition fees and external joint venture loans	127	(62)
Director compensation	55	40
	$6,813	$5,474

Acquisition Fees Capitalized
Current acquisition fees	$695	$721
Deferred acquisition fees	555	577
Capitalized personnel and overhead reimbursements	89	112
	$1,339	$1,410

The following table presents a summary of amounts included in Due to affiliates in the condensed consolidated financial statements (in thousands):

	March 31, 2019	December 31, 2018
Due to Affiliates (a)
Deferred acquisition fees, including accrued interest	$6,728	$8,720
Accounts payable and other	5,179	5,070
Asset management fees payable	967	972
Current acquisition fees	16	2,065
	$12,890	$16,827
__________

(a)
This table excludes outstanding receivables from our Advisor totaling $0.5 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively, which was included within Accounts receivable and other assets, net in our condensed consolidated financial statements.

CPA:18 – Global 3/31/2019 10-Q – 12

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans from WPC

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

As of March 31, 2019 and December 31, 2018, no such loans were outstanding.

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $8.73 as of December 31, 2018. Effective January 1, 2019, our Advisor elected to receive 50% of the asset management fees in shares of our Class A common stock and 50% in cash. During the year ended December 31, 2018, all asset management fees paid to our Advisor were in shares of our Class A common stock. As of March 31, 2019, our Advisor owned 5,259,524 shares, or 3.6%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the condensed consolidated financial statements.

Annual Distribution and Shareholder Servicing Fee

In connection with our Class C common stock, selected dealers are entitled to receive an annual distribution and shareholder servicing fee from us. The amount of the annual distribution and shareholder servicing fee is 1.0% of the most recently published NAV of our Class C common stock, which was $8.73 as of December 31, 2018. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources reaches 10.0% of the gross proceeds from our initial public offering, which it had not yet reached as of March 31, 2019. As of March 31, 2019 and December 31, 2018, we recorded a liability for the annual distribution and shareholder servicing fee of $3.3 million and $3.8 million, respectively, within Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended March 31, 2019 and December 31, 2018. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the condensed consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

In addition, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors. During the period ended March 31, 2019, a total of $1.1 million of disposition fees were approved and paid in connection with certain 2018 and 2019 dispositions, and are included in Gain on sale of real estate, net in the condensed consolidated financial statements.

CPA:18 – Global 3/31/2019 10-Q – 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, which as of March 31, 2019 included Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Carey European Housing Fund I L.P. (collectively with us, the “Managed Programs”). Our Advisor also allocated a portion of its personnel and overhead expenses to Corporate Property Associates 17 – Global Incorporated prior to October 31, 2018, the date at which that fund merged into a wholly-owned subsidiary of WPC. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for salaries and benefits paid to our named executive officers or for the cost of personnel that provide services for transactions for where our Advisor receives a fee (such as for acquisitions and dispositions). Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% of pro rata total revenues for each of 2019 and 2018. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the condensed consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

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

Available Cash Distributions

WPC’s interest in the Operating Partnership entitles it to receive distributions of up to 10.0% of the available cash generated by the Operating Partnership (“the Available Cash Distribution”), which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Available Cash Distributions are included in Net income attributable to noncontrolling interests in the condensed consolidated financial statements.

Jointly Owned Investments and Other Transactions with our Affiliates

As of March 31, 2019, we owned interests ranging from 50% to 99% in jointly owned investments, with the remaining interests held by affiliates or by third parties. Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures, with the exception of our sole equity investment (Note 4), which we account for under the equity method of accounting. We account for the minority share of these investments as noncontrolling interests.

CPA:18 – Global 3/31/2019 10-Q – 14

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Land	$194,592	$195,275
Buildings and improvements	1,005,915	1,015,501
Less: Accumulated depreciation	(118,667)	(112,061)
	$1,081,840	$1,098,715

During the three months ended March 31, 2019, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 1.9% to $1.1235 from $1.1450. Additionally, during the current period, the U.S. dollar weakened against the Norwegian krone, as the end-of-period rate for the U.S. dollar in relation to the Norwegian krone increased by 1.0% from $0.1151 to $0.1163. Lastly, the U.S. dollar weakened against the British pound sterling, as the end-of-period rate for the U.S. dollar in relation to the British pound sterling increased by 2.3% from $1.2800 to $1.3090. As a result, the carrying value of our Real Estate — Land, buildings and improvements decreased by $6.6 million from December 31, 2018 to March 31, 2019.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $7.5 million and $7.9 million for the three months ended March 31, 2019 and 2018, respectively.

Dispositions of Real Estate

During the three months ended March 31, 2019, we sold a retail building located in Edinburgh, United Kingdom. As a result, the carrying value of our real estate properties decreased by $2.8 million from December 31, 2018 to March 31, 2019 (Note 12).

Leases

Operating Lease Income

Lease income related to operating leases recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the condensed consolidated statements of income is as follows (in thousands):

Three Months Ended March 31, 2019
Lease income — fixed	$42,028
Lease income — variable (a)	5,186
Total operating lease income (b)	$47,214
___________

(a)	Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(b)	Excludes $1.0 million of interest income from direct financing leases that is included in Lease revenues — net-leased in the condensed consolidated statements of income.

CPA:18 – Global 3/31/2019 10-Q – 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

Scheduled Future Lease Payments

Scheduled future lease payments (exclusive of renewal options that are determined to be reasonably certain of exercise, expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable operating leases at March 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$72,365
2020	95,113
2021	94,844
2022	95,054
2023	88,505
Thereafter	576,362
Total	$1,022,243

Scheduled future lease payments (exclusive of renewal options that are determined to be reasonably certain of exercise, expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019	$101,618
2020	101,413
2021	101,261
2022	101,535
2023	94,502
Thereafter	590,636
Total	$1,090,965

Lease Obligations

We recognize an operating ROU asset and a corresponding lease liability for ten land lease arrangements for which we are the lessee. Our leases have remaining lease terms ranging from less than seven years to 984 years (excluding extension options not reasonably certain of being exercised).

Lease Cost

Certain information related to the total lease cost for operating leases for the three months ended March 31, 2019 is as follows (in thousands):

Three Months Ended March 31, 2019
Fixed lease cost	$278
Total lease cost	$278

During the three months ended March 31, 2019, we recognized reimbursable ground rent totaling approximately $0.2 million, which is included in Lease revenues — net-leased in the condensed consolidated statements of income.

CPA:18 – Global 3/31/2019 10-Q – 16

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

	Location on Condensed Consolidated Balance Sheets	March 31, 2019
Operating ROU assets — ground leases	Right-of-use and other intangible assets	$36,226

Operating lease liabilities — ground leases	Accounts payable, accrued expenses and other liabilities	$9,409

Weighted-average remaining lease term — operating leases		47.2 years
Weighted-average discount rate — operating leases		7.0%

Cash paid for operating lease liabilities included in the Net cash provided by operating activities for the three months ended March 31, 2019 was $0.1 million. There are no land finance leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the condensed consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of March 31, 2019 is as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$614
2020	742
2021	742
2022	742
2023	742
Thereafter	28,835
Total lease payments	32,417
Less: amount of lease payments representing interest	(23,008)
Present value of future lease payments/lease obligations	$9,409

Scheduled future lease payments (excluding amounts paid directly by tenants) for the five succeeding years subsequent to the year ended December 31, 2018 are $0.3 million each year, respectively, and $8.8 million thereafter.

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage, student housing, and multi-family residential properties, is summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Land	$78,168	$77,984
Buildings and improvements	428,903	425,165
Less: Accumulated depreciation	(45,800)	(41,969)
	$461,271	$461,180

The carrying value of our Operating real estate — land, buildings and improvements increased by $2.5 million from December 31, 2018 to March 31, 2019, due to the weakening of the U.S. dollar relative to the British pound sterling during the period.

CPA:18 – Global 3/31/2019 10-Q – 17

Notes to Condensed Consolidated Financial Statements (Unaudited)

Depreciation expense on our operating real estate was $3.8 million and $4.4 million for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019, Lease revenues — operating real estate totaling $17.3 million was comprised of lease revenues from 69 consolidated self-storage properties, two consolidated student housing operating properties and one multi-family residential property (which was sold during the period). For the three months ended March 31, 2018, Lease revenues — operating real estate totaling $19.0 million was comprised of lease revenues from 69 consolidated self-storage properties and six multi-family residential properties. We derive self-storage revenue from rents received from customers who rent storage space primarily under month-to-month leases for personal or business use. We derive student housing and multi-family residential revenue primarily from leases of one year or less with the individual students and tenants, respectively.

Dispositions of Operating Real Estate

During the three months ended March 31, 2019, we sold our last multi-family residential property, which was previously classified as held for sale at December 31, 2018. As a result, the carrying value of Assets held for sale, net decreased by $23.6 million from December 31, 2018 to March 31, 2019 (Note 12).

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Three Months Ended March 31, 2019
Beginning balance	$152,106
Capitalized funds	30,142
Foreign currency translation adjustments	(2,087)
Capitalized interest	1,562
Placed into service	(1,165)
Ending balance	$180,558

Capitalized Funds

On February 8, 2019, we entered into a student housing development project located in Pamplona, Spain at a total cost of $11.1 million (amount is based on the exchange rate of the euro on the date of acquisition). This property is under construction and is currently projected to be completed in September 2021, at which point, our total investment is expected to be approximately $29.7 million. As there is insufficient equity at risk, the investment is considered to be a VIE (Note 2).

During the three months ended March 31, 2019, total capitalized funds primarily related to our student housing development projects, which were comprised principally of initial funding of $11.1 million and construction draws of $19.0 million. Capitalized funds include accrued costs of $0.5 million, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes interest incurred during construction as well as amortization of the mortgage discount and deferred financing costs, which totaled $1.6 million during the three months ended March 31, 2019, which is a non-cash investing activity.

Placed into Service

During the three months ended March 31, 2019, a total of $1.2 million was placed into service, principally related to the remaining portion of two substantially completed student housing operating properties, which is a non-cash investing activity.

CPA:18 – Global 3/31/2019 10-Q – 18

Notes to Condensed Consolidated Financial Statements (Unaudited)

Ending Balance

As of March 31, 2019, we had 13 open development projects, with aggregate unfunded commitments of approximately $346.9 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

Assets and Liabilities Held for Sale

Below is a summary of our properties held for sale (in thousands):

	March 31, 2019	December 31, 2018
Operating real estate — Land, buildings and improvements	$—	$26,277
In-place lease intangible assets	—	1,090
Accumulated depreciation and amortization	—	(3,759)
Assets held for sale, net	$—	$23,608

Non-recourse mortgages, net, including debt attributable to Assets held for sale	$—	$24,250

As of December 31, 2018, we had one multi-family residential property classified as Assets held for sale with a carrying value of $23.6 million, which was encumbered at that date by a non-recourse mortgage loan of $24.3 million. This property was sold in January 2019 and the debt was transferred to the buyer upon sale (Note 12).

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

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of four self-storage facilities in Canada. This entity is jointly owned with a third party, which is also the general partner. Our ownership interest in the joint venture is 90%. As of March 31, 2019, the joint-venture partner had not accumulated the amounts to purchase its entire 10% equity interest, which will be funded by the distributions it is eligible to receive upon properties being placed into service. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

At March 31, 2019 and December 31, 2018, our total equity investment balance for these self-storage properties were $18.3 million and $18.8 million, respectively, which is included in Accounts receivable and other assets, net in the condensed consolidated financial statements. At March 31, 2019 and December 31, 2018, the joint venture had total third-party recourse debt of $31.5 million and $28.7 million, respectively. As of March 31, 2019, the unfunded commitments for the development projects totaled approximately $13.4 million, related to our equity investment.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our notes receivable (which are included in Accounts receivable and other assets, net in the condensed consolidated financial statements) and our Net investments in direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the condensed consolidated financial statements. See Note 2 and Note 4 for information on ROU operating lease assets recognized on our condensed consolidated balance sheets.

CPA:18 – Global 3/31/2019 10-Q – 19

Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes Receivable

As of December 31, 2018, our notes receivable consisted of two mortgage loans. The first is a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. We have received and will continue to receive interest-only payments at a rate of 10% per annum on this loan through its maturity date. As of both March 31, 2019 and December 31, 2018, the balance for this note receivable remained $28.0 million.

The second is a $38.5 million mezzanine loan collateralized by 27 retail stores in Minnesota, Wisconsin, and Iowa leased to Mills Fleet Farm Group LLC (“Mills Fleet”). The loan bears interest at one month London Interbank Offered Rate (“LIBOR”) plus 10%, and we have received interest-only monthly payments. On October 9, 2018, the Mills Fleet borrower exercised its first of three options to extend the maturity date for one-year successive terms from October 2018 to October 2019. The loan is collateralized by the pledge of 27 entities that directly own the retail stores and is subordinated to a $280.0 million senior mortgage on the properties. As of both March 31, 2019 and December 31, 2018, the Mills Fleet note receivable is $36.0 million. On April 9, 2019 we received full repayment on this mezzanine loan (Note 14).

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Lease payments receivable	$57,725	$58,353
Unguaranteed residual value	39,402	39,402
	97,127	97,755
Less: unearned income	(55,298)	(56,010)
	$41,829	$41,745

Interest income from direct financing leases was $1.0 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively, and is included in Other operating and interest income in our condensed consolidated statements of income.

Scheduled Future Lease Payments

Scheduled future lease payments (exclusive of renewal options that are determined to be reasonably certain of exercise, expenses paid by tenants, percentage of rents, and future CPI-based adjustments) under non-cancelable direct financing leases as of March 31, 2019 were as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$2,553
2020	3,466
2021	3,533
2022	3,610
2023	3,688
Thereafter	40,875
Total undiscounted cash flows	$57,725

CPA:18 – Global 3/31/2019 10-Q – 20

Notes to Condensed Consolidated Financial Statements (Unaudited)

Scheduled future lease payments (exclusive of renewal options that are determined to be reasonably certain of exercise, expenses paid by tenants, percentage of rents, and future CPI-based adjustments) under non-cancelable direct financing leases as of December 31, 2018 were as follows (in thousands):

Years Ending December 31,	Total
2019	$3,375
2020	3,455
2021	3,523
2022	3,599
2023	3,677
Thereafter	40,724
Total undiscounted cash flows	$58,353

Credit Quality of Finance Receivables

As of both March 31, 2019 and December 31, 2018, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the three months ended March 31, 2019. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables is updated quarterly.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
1	—	—	$—	$—
2	2	2	15,685	15,705
3	2	2	29,759	29,751
4	2	2	60,339	60,243
5	—	—	—	—
	0		$105,783	$105,699

Note 6. Intangible Assets and Liabilities

In-place lease intangibles are included in In-place lease intangible assets in the condensed consolidated financial statements. Below-market ground lease intangibles (as lessee) and above-market rent intangibles are included in Right-of-use and other intangible assets in the condensed consolidated financial statements. Below-market rent intangibles and above-market ground lease intangibles (as lessee) are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

The following table presents a reconciliation of our goodwill, which is included in our Net Lease segment and included in Accounts receivable and other assets, net in the condensed consolidated financial statements (in thousands):

Three Months Ended March 31, 2019
Balance at January 1, 2019	$26,354
Foreign currency translation	13
Balance at March 31, 2019	$26,367

CPA:18 – Global 3/31/2019 10-Q – 21

Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets and liabilities are summarized as follows (in thousands):

		March 31, 2019			December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	5 – 23	$250,765	$(124,265)	$126,500	$252,316	$(120,936)	$131,380
Below-market ground lease (a)	N/A	—	—	—	21,966	(1,719)	20,247
Above-market rent	5 – 30	10,974	(3,986)	6,988	11,178	(3,923)	7,255
		261,739	(128,251)	133,488	285,460	(126,578)	158,882
Indefinite-Lived Intangible Assets
Goodwill		26,367	—	26,367	26,354	—	26,354
Total intangible assets		$288,106	$(128,251)	$159,855	$311,814	$(126,578)	$185,236

Finite-lived Intangible Liabilities
Below-market rent	6 – 30	$(15,212)	$5,902	$(9,310)	$(15,309)	$5,651	$(9,658)
Above-market ground lease (a)	N/A	—	—	—	(105)	6	(99)
Total intangible liabilities		$(15,212)	$5,902	$(9,310)	$(15,414)	$5,657	$(9,757)
___________

(a)
In connection with our adoption of ASU 2016-02 (Note 2), in the first quarter of 2019, we prospectively reclassified below-market ground lease intangible assets and above-market ground lease intangible liabilities to be a component of ROU assets. These amounts are included within Right-of-use and other intangibles in our condensed consolidated balance sheets.

Net amortization of intangibles, including the effect of foreign currency translation, was $3.9 million and $5.3 million for the three months ended March 31, 2019 and 2018, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of in-place lease intangibles is included in Depreciation and amortization expense; and amortization of below-market and above-market ground lease intangibles was included in Property expenses (prior to the reclassification of above-market ground lease and below-market lease intangibles to ROU assets within Right-of-use and other intangible assets during the first quarter of 2019, as described above).

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

CPA:18 – Global 3/31/2019 10-Q – 22

Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Accounts receivable and other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the condensed consolidated financial statements, are comprised of foreign currency forward contracts, interest rate swaps, interest rate caps, and foreign currency collars (Note 8). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2019 and 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our condensed consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt, net (a) (b)	3	$1,201,993	$1,230,036	$1,237,427	$1,257,032
Notes receivable (c)	3	63,954	66,154	63,954	66,154
___________

(a)
Debt, net consists of Non-recourse mortgages, net and Bonds payable, net. As of March 31, 2019 and December 31, 2018, the carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $5.9 million and $6.2 million, respectively. As of March 31, 2019 and December 31, 2018, the carrying value of Bonds payable, net includes unamortized deferred financing costs of $0.6 million and $0.7 million, respectively. As of March 31, 2019 and December 31, 2018, the carrying value of Non-recourse mortgages, net includes unamortized discount, net of $3.5 million. As of March 31, 2019 and December 31, 2018, the carrying value of Bonds payable, net includes unamortized premium, net of $5.0 million and $4.8 million, respectively (Note 9).

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both March 31, 2019 and December 31, 2018.

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

CPA:18 – Global 3/31/2019 10-Q – 23

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive income until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our condensed consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our condensed consolidated financial statements. As of both March 31, 2019 and December 31, 2018, no cash collateral had been posted or received for any of our derivative positions.

CPA:18 – Global 3/31/2019 10-Q – 24

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Foreign currency forward contracts	Accounts receivable and other assets, net	$1,856	$2,011	$—	$—
Foreign currency collars	Accounts receivable and other assets, net	1,024	750	—	—
Interest rate swaps	Accounts receivable and other assets, net	433	808	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,042)	(529)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(180)	(622)
		3,313	3,569	(1,222)	(1,151)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(17)	(115)
		—	—	(17)	(115)
Total derivatives		$3,313	$3,569	$(1,239)	$(1,266)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018
Interest rate swaps	$(887)	$1,157
Foreign currency collars	805	(1,205)
Foreign currency forward contracts	(157)	(629)
Interest rate cap	1	18
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	1	(126)
Foreign currency forward contracts	—	(23)
Total	$(237)	$(808)
___________

(a)	The changes in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income.

CPA:18 – Global 3/31/2019 10-Q – 25

Notes to Condensed Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2019	2018
Foreign currency forward contracts	Other gains and (losses)	$346	$222
Interest rate swaps	Interest expense	27	(83)
Foreign currency collars	Other gains and (losses)	11	(154)
Interest rate cap	Interest expense	(3)	(31)
Total		$381	$(46)

Amounts reported in Other comprehensive income related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of March 31, 2019, we estimated that an additional $0.1 million and $1.5 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2019	2018
Foreign currency collars	Other gains and (losses)	$118	$(151)
Interest rate swaps	Interest expense	—	(6)
Derivatives in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	7	(10)
Interest rate swaps	Interest expense	(1)	6
Total		$124	$(161)

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of March 31, 2019 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2019 (a)
Interest rate swaps	10	98,918	USD	$(544)
Interest rate swap	1	9,664	EUR	(65)
Interest rate cap	1	5,700	USD	—
				$(609)
___________

CPA:18 – Global 3/31/2019 10-Q – 26

Notes to Condensed Consolidated Financial Statements (Unaudited)

(a)	Fair value amount is based on the exchange rate of the euro as of March 31, 2019, as applicable.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations as of March 31, 2019 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2019
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	13	5,072	EUR	$1,449
Foreign currency collars	34	23,436	EUR	513
Foreign currency forward contracts	7	10,531	NOK	352
Foreign currency collars	21	42,480	NOK	246
Designated as Net Investment Hedging Instruments
Foreign currency collars	2	9,350	NOK	85
Foreign currency forward contracts	1	2,568	NOK	55
Not Designated as Hedging Instruments
Foreign currency collars	2	3,000	EUR	(17)
				$2,683

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2019. At March 31, 2019, our total credit exposure was $3.1 million and the maximum exposure to any single counterparty was $2.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of March 31, 2019, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.2 million and $1.3 million as of March 31, 2019 and December 31, 2018, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of March 31, 2019 or December 31, 2018, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.3 million and $1.4 million, respectively.

CPA:18 – Global 3/31/2019 10-Q – 27

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Debt, net

Debt, net consists of Non-recourse mortgages, net, including debt attributable to Assets held for sale and Bonds payable, net, which are collateralized by the assignment of real estate properties. As of March 31, 2019, our debt bore interest at fixed annual rates ranging from 1.7% to 5.8% and variable contractual annual rates ranging from 1.6% to 8.2%, with maturity dates ranging from 2019 to 2039.

Financing Activity During 2019

On March 4, 2019, we obtained a construction loan of $51.7 million for a student housing development project located in Austin, Texas. The loan bears a variable interest rate on outstanding drawn balances (4.6% on the date of the loan), and is scheduled to mature in March 2023. We have the option to extend this loan one year from the original maturity date to March 2024. As of March 31, 2019, less than $0.1 million had been drawn on the construction loan.

In connection with the construction loan acquired in 2018 for the student housing development project located in Barcelona, Spain, we made additional draws during the three months ended March 31, 2019 at an annual fixed interest rate of 2.5% on (i) the development tranche of the loan totaling $2.1 million, which has a maturity date of April 2032; and (ii) the furniture, fixtures, and equipment tranche of the loan totaling $0.2 million, which has a maturity date of April 2026. Finally, we drew down a total of $0.2 million on the additional loan for this development project, which has a maturity date of May 2022 and also bears an annual fixed interest rate of 2.5%. All foregoing loan amounts are quoted based on the exchange rates of the euro at the date of each drawdown.

During the three months ended March 31, 2019, we made additional draws totaling $1.0 million in relation to a student housing operating property located in Portsmouth, United Kingdom. The loan bears a variable interest rate on outstanding drawn balances (6.3% as of March 31, 2019) and is scheduled to mature in November 2019. We made additional draws totaling $0.7 million on a construction loan related to a student housing operating property located in Cardiff, United Kingdom. The loan bears an annual interest rate of 7.5% plus LIBOR for outstanding drawn balances, with a maturity date of October 2019. All foregoing loan amounts are quoted based on the exchange rate of the British pound sterling at the date of each drawdown.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$83,801
2020	88,996
2021	162,238
2022	118,598
2023	154,957
Thereafter through 2039	598,460
Total principal payments	1,207,050
Unamortized deferred financing costs	(6,534)
Unamortized premium, net	1,477
Total	$1,201,993

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2019.

The carrying value of our Non-recourse mortgages, net, and Bonds payable, net decreased by $2.5 million in the aggregate from December 31, 2018 to March 31, 2019, reflecting the impact of the strengthening of the U.S. dollar relative to certain foreign currencies (primarily the euro) during the same period.

CPA:18 – Global 3/31/2019 10-Q – 28

Notes to Condensed Consolidated Financial Statements (Unaudited)

Debt Covenants

As of March 31, 2019, we remained in breach of the debt service coverage ratio covenant on our Agrokor mortgage loan. The covenant breach will be cured once the net operating income for the related property exceeds the amount set forth in the related loan agreement. During the period ended March 31, 2019, no additional payments have been made on the loan principal as a result of the breach. As Agrokor is currently in financial distress, there is uncertainty regarding future rent collections (Note 13) and whether the default can be cured.

As of March 31, 2019, we remained in breach of a non-financial covenant on one of our non-recourse mortgage loans. As a result of the breach, the lender has the right to declare a “cash trap” in which any surplus cash in our rent account would be transferred to a reserve account with the lender. As of March 31, 2019, $2.5 million has been transferred to the reserve account with the lender, which is included as restricted cash within Accounts receivable and other assets, net on our condensed consolidated balance sheets. The amounts will be released once the non-financial covenant breach is cured.

Note 10. Commitments and Contingencies

As of March 31, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our condensed consolidated financial position or results of operations.

See Note 4 for unfunded construction commitments.

Note 11. Earnings Per Share and Equity

Basic and Diluted Earnings Per Share

The following table presents earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	115,497,094	$11,654	$0.10	112,113,960	$8,110	$0.07
Class C common stock	31,879,027	3,173	0.10	31,441,399	2,217	0.07
Net income attributable to CPA:18 – Global		$14,827			$10,327

The allocation of Net income attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation includes interest expense related to accretion of interest on the annual distribution and shareholder servicing fee liability of less than $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively (Note 3).

Distributions

Distributions are declared at the discretion of our board of directors and are not guaranteed. For the three months ended March 31, 2019, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1373 per share for our Class C common stock, which was paid on April 15, 2019 to stockholders of record on March 29, 2019, in the amount of $22.4 million.

CPA:18 – Global 3/31/2019 10-Q – 29

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,215	$(52,808)	$(50,593)
Other comprehensive loss before reclassifications	143	(4,242)	(4,099)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(357)	—	(357)
Interest expense	(24)	—	(24)
Net current-period other comprehensive loss	(238)	(4,242)	(4,480)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	158	158
Ending balance	$1,977	$(56,892)	$(54,915)

	Three Months Ended March 31, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,082)	$(32,130)	$(33,212)
Other comprehensive income before reclassifications	(705)	11,577	10,872
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	114	—	114
Other gains and (losses)	(68)	—	(68)
Net current-period other comprehensive income	(659)	11,577	10,918
Net current-period other comprehensive income attributable to noncontrolling interests	—	(1,617)	(1,617)
Ending balance	$(1,741)	$(22,170)	$(23,911)

See Note 8 for additional information on our derivative activity recognized within Other comprehensive (loss) income for the periods presented.

Note 12. Property Dispositions

We have an active capital recycling program, with a goal of extending the average lease term of our portfolio through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of our net-leased and operating assets. We may decide to dispose of a property due to vacancy, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our condensed consolidated balance sheet.

CPA:18 – Global 3/31/2019 10-Q – 30

Notes to Condensed Consolidated Financial Statements (Unaudited)

The results of operations for properties that have been sold or transferred are included in the condensed consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues	$429	$6,830
Operating expenses	(139)	(5,362)
Gain on sale of real estate, net	15,408	—
Interest expense	(150)	(1,709)
Other gains and (losses)	(172)	(286)
(Provision for) benefit from income taxes	(7)	215
Net income attributable to noncontrolling interests	(2,874)	(2)
Income (loss) from properties sold, net of income taxes	$12,495	$(314)

On January 29, 2019, we sold our 97% interest that we held in our last multi-family residential property, located in Fort Walton Beach, Florida, to one of our joint venture partners for total proceeds of $13.1 million, net of closing costs, and recognized a gain on sale of $15.4 million (which includes a $2.9 million gain attributable to noncontrolling interests). The buyer assumed the related mortgage loan outstanding on this property totaling $24.2 million.

On March 22, 2019, we sold a retail building located in Edinburgh, United Kingdom for total proceeds of $4.3 million, net of closing costs, and recognized a gain on sale of $1.2 million (amounts based on the exchange rate of the British pound sterling at the date of sale). The $2.5 million mortgage encumbering this property was fully repaid at closing.

CPA:18 – Global 3/31/2019 10-Q – 31

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

	Three Months Ended March 31,
	2019	2018
Net Lease
Revenues (a) (b)	$30,992	$32,999
Operating expenses (b)	(17,311)	(19,119)
Gain on sale of real estate, net	897	—
Interest expense	(8,736)	(8,858)
Other income and (expenses), excluding interest expense and gain on sale of real estate, net	43	4,351
(Provision for) benefit from income taxes	(360)	145
Net income attributable to noncontrolling interests	(209)	(94)
Net income attributable to CPA:18 – Global	$5,316	$9,424
Self Storage
Revenues	$14,839	$13,966
Operating expenses	(8,745)	(9,349)
Interest expense	(3,426)	(3,094)
Other income and (expenses), excluding interest expense (c)	(668)	(479)
Provision for income taxes	(33)	(27)
Net income attributable to CPA:18 – Global	$1,967	$1,017
Multi-Family
Revenues	$2,622	$5,690
Operating expenses	(1,634)	(4,162)
Gain on sale of real estate, net	14,514	—
Interest expense	(120)	(905)
Other income and (expenses), excluding interest expense and gain on sale of real estate, net	(39)	1
(Provision for) benefit from income taxes	(23)	13
Net (income) loss attributable to noncontrolling interests	(2,789)	8
Net income attributable to CPA:18 – Global	$12,531	$645
All Other
Revenues	$1,833	$1,780
Operating expenses	(1)	(1)
Net income attributable to CPA:18 – Global	$1,832	$1,779
Corporate
Unallocated Corporate Overhead (d)	$(4,971)	$(633)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(1,848)	$(1,905)
Total Company
Revenues	$50,294	$54,435
Operating expenses	(32,272)	(37,270)
Gain on sale of real estate, net of tax	15,408	—
Interest expense	(12,357)	(12,930)
Other income and (expenses), excluding interest expense and gain on sale of real estate, net	(476)	7,668
(Provision for) benefit from income taxes	(924)	415
Net income attributable to noncontrolling interests	(4,846)	(1,991)
Net income attributable to CPA:18 – Global	$14,827	$10,327

CPA:18 – Global 3/31/2019 10-Q – 32

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Total Assets
	March 31, 2019	December 31, 2018
Net Lease	$1,402,568	$1,461,385
Self Storage	383,430	386,682
Multi-Family	319,377	313,925
Corporate	97,736	78,099
All Other	64,476	64,462
Total Company	$2,267,587	$2,304,553
__________

(a)
We recognized straight-line rent adjustments of $0.9 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively, which increased Lease revenues — net-leased within our condensed consolidated financial statements for each period.

(b)
In April 2017, the Croatian government passed a special law assisting the restructuring of companies considered of systemic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of these financial difficulties and uncertainty regarding future rent collections from the tenant, and in accordance with ASU 2016-02 (Note 2), lease revenues for the three months ended March 31, 2019 were based on the cash received, which represents 54% of contractual rents. For the three months ended March 31, 2018, we recorded bad debt expense of $1.1 million to Property expenses in the condensed consolidated statements of income. In July 2018, the creditors of Agrokor reached a settlement plan to attempt to restructure the company and subsequent to March 31, 2019, we were issued new instruments in the form of convertible bonds and depository receipts for approximately 72% of rents billed and outstanding through April 2017.

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

Note 14. Subsequent Events

On April 9, 2019, we received full repayment of the Mills Fleet mezzanine loan (Note 5), totaling $36.0 million.

CPA:18 – Global 3/31/2019 10-Q – 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2018 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a publicly owned, non-traded REIT that invests in a diversified portfolio of income-producing commercial properties leased to companies and other real estate-related assets, both domestically and outside the United States. In addition, our portfolio includes self-storage, student housing, and multi-family residential investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new transactions, completion of build-to-suit and development projects, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt (all provided by an independent third party) and for other relevant factors. Since our quarterly NAVs are not based on an appraisal of our full portfolio, to the extent any new quarterly NAV adjustments are within 1% of our previously disclosed NAVs, our quarterly NAVs will remain unchanged. We monitor properties not appraised during the quarter to identify any that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. The majority of our costs associated with development projects (which are not yet generating income) are included in Real estate under construction in our condensed consolidated financial statements and totaled approximately $180.6 million as of March 31, 2019. Our NAVs as of December 31, 2018 were $8.73 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated March 19, 2019 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of March 31, 2019 during the second quarter of 2019.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. As of March 31, 2019, the liability balance for the distribution and shareholder servicing fee was $3.3 million.

Financial Highlights

During the three months ended March 31, 2019, we completed the following, as further described in the condensed consolidated financial statements.

CPA:18 – Global 3/31/2019 10-Q – 34

Acquisition Activity

We entered into a new student-housing development project transaction for an aggregate amount of $29.7 million (amount based on the exchange rate of the euro on the acquisition date), inclusive of unfunded future commitments and acquisition related costs and fees (Note 4).

Disposition Activity

Operating Real Estate — During the three months ended March 31, 2019, we sold our 97% interest in our last multi-family residential property to one of our joint venture partners for total proceeds of $13.1 million, net of closing costs, and recognized a gain on sale of $15.4 million (which includes a $2.9 million gain attributable to noncontrolling interests). The buyer assumed the related mortgage loan outstanding on this property totaling $24.2 million (Note 12).

Real Estate — During the three months ended March 31, 2019, we sold a retail building located in Edinburgh, United Kingdom for total proceeds of $4.3 million, net of closing costs, and recognized a gain on sale of $1.2 million (amounts based on the exchange rate of the British pound sterling at the date of sale). The $2.5 million mortgage encumbering this property was paid off at closing (Note 12).

Financing Activity

On March 4, 2019, we obtained a construction loan of $51.7 million for a student housing development project located in Austin, Texas. The loan bears a variable interest rate on outstanding drawn balances (4.6% at inception), and is scheduled to mature in March 2023. We have the option to extend this loan one year from the original maturity date to March 2024. We had drawn less than $0.1 million on the construction loan as of March 31, 2019 (Note 9).

During the three months ended March 31, 2019, we made additional draws totaling $4.2 million (based on the exchange rate of the British pound sterling and euro at the date of each drawdown, respectively) on construction loans related to student housing operating properties and development projects (Note 9).

Consolidated Results

(in thousands)

	Three Months Ended March 31,
	2019	2018
Total revenues	$50,294	$54,435
Net income attributable to CPA:18 – Global	14,827	10,327

Cash distributions paid	22,264	21,686

Net cash provided by operating activities	21,859	26,729
Net cash used in investing activities	(20,926)	(31,672)
Net cash (used in) provided by financing activities	(29,531)	53,838

Supplemental financial measures (a):
FFO attributable to CPA:18 – Global	16,428	26,420
MFFO attributable to CPA:18 – Global	15,676	17,567
Adjusted MFFO attributable to CPA:18 – Global	16,018	17,095
__________

(a)
We consider the performance metrics listed above, including Funds from operations (“FFO”), MFFO, and Adjusted modified funds from operations (“Adjusted MFFO”), which are supplemental measures that are not defined by GAAP (“non-GAAP measures”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

CPA:18 – Global 3/31/2019 10-Q – 35

Revenues and Net Income Attributable to CPA:18 – Global

Total revenues decreased for the three months ended March 31, 2019 as compared to the same periods in 2018, primarily as a result of our dispositions, partially offset by two student housing operating properties placed into service, subsequent to March 31, 2018.

Net income attributable to CPA:18 – Global increased for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the gain on sale of real estate recognized during the current period (Note 12). This increase was partially offset by the gain recognized during the three months ended March 31, 2018 as a result of excess insurance proceeds received for a rebuild of a property that was damaged by a tornado in 2017, as well as realized and unrealized foreign currency losses related to our international investments. Additionally, there was an increase in net income attributable to noncontrolling interest, primarily due to the sale of our joint venture multi-family residential property, located in Fort Walton Beach, Florida (Note 12).

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO decreased for the three months ended March 31, 2019 as compared to the same periods in 2018, primarily due to the gain recognized during the three months ended March 31, 2018 as a result of excess insurance proceeds received for a rebuild of a property that was damaged by a tornado in 2017, as well as foreign currency transaction losses related to our international investments. In addition, net income was reduced by the dispositions subsequent to March 31, 2018.

MFFO and Adjusted MFFO decreased for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to the properties sold subsequent to March 31, 2018 and foreign currency impact on the operations of our international portfolio, partially offset by an increase related to the two student housing operating properties placed into service during the third quarter of 2018. MFFO decreased further as a result of a decrease in deferred tax benefit and an increase in realized foreign currency hedging gains during the three months ended March 31, 2019.

CPA:18 – Global 3/31/2019 10-Q – 36

Portfolio Overview

We hold a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We make investments both domestically and internationally. In addition, our portfolio includes self-storage, student housing, and multi-family residential investments for the periods presented below. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased and operating, jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	March 31, 2019	December 31, 2018
Number of net-leased properties (a)	56	57
Number of operating properties (b)	84	84
Number of tenants (a)	90	93
Total square footage (in thousands)	15,506	15,660
Occupancy — Single-tenant	97.9%	98.3%
Occupancy — Multi-tenant	95.4%	96.1%
Weighted-average lease term — Single-tenant properties (in years)	10.0	10.2
Weighted-average lease term — Multi-tenant properties (in years)	6.0	6.6
Number of countries	12	12
Total assets (consolidated basis in thousands)	$2,267,587	$2,304,553
Net investments in real estate (consolidated basis in thousands)	1,935,212	1,936,236
Debt, net — pro rata (in thousands)	1,127,074	1,156,060

	Three Months Ended March 31,
(dollars in thousands, except exchange rates)	2019	2018
Acquisition volume — consolidated (c)	$29,736	$28,850
Acquisition volume — pro rata (d)	29,736	28,473
Financing obtained — consolidated	4,229	79,400
Financing obtained — pro rata	6,359	77,174
Average U.S. dollar/euro exchange rate	1.1356	1.2294
Average U.S. dollar/Norwegian krone exchange rate	0.1166	0.1275
Average U.S. dollar/British pound sterling exchange rate	1.3013	1.3917
Change in the U.S. CPI (e)	1.2%	1.2%
Change in the Harmonized Index of Consumer Prices (e)	0.3%	0.3%
Change in the Norwegian CPI (e)	0.5%	1.1%
__________

(a)
Represents our single-tenant and multi-tenant properties, and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum annualized base rent (“ABR”) for the property. See Terms and Definitions below for a description of ABR.

(b)
As of March 31, 2019, our operating portfolio consisted of 69 self-storage properties and 15 multi-family properties (including 13 student housing development projects and two student housing operating properties), all of which are managed by third parties. Our operating portfolio also includes a self-storage development project.

(c)
Includes development project transactions and related budget amendments, which are reflected as the total commitment for the development project funding, and excludes investments in unconsolidated joint ventures.

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

CPA:18 – Global 3/31/2019 10-Q – 37

The tables below present information about our portfolio on a pro rata basis as of March 31, 2019. See Terms and Definitions below for a description of pro rata metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI	Percent
Net-Leased
Office	$10,273	33%
Hospitality	3,591	12%
Warehouse	3,258	11%
Industrial	2,920	9%
Retail	1,742	6%
Net-Leased Total	$21,784	71%

Operating
Self Storage	9,100	29%
Operating Total	$9,100	29%
Total	$30,884	100%

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI	Percent
United States
South	$7,360	24%
Midwest	5,955	19%
West	3,064	10%
East	2,333	8%
U.S. Total	$18,712	61%

International
Norway	2,888	9%
Germany	2,604	8%
The Netherlands	2,548	8%
Mauritius	1,265	4%
Poland	1,070	3%
United Kingdom	598	2%
Slovakia	562	2%
Croatia	475	2%
Canada	162	1%
International Total	$12,172	39%
Total	$30,884	100%

CPA:18 – Global 3/31/2019 10-Q – 38

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Fentonir Trading & Investments Limited (a)	Hotel	Hotel, Gaming, and Leisure	Munich and Stuttgart, Germany	$1,906	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging, and Glass	University Park, Illinois	1,553	5%
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	1,399	5%
Albion Resorts (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	1,265	4%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	1,103	4%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	1,070	3%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	967	3%
Royal Vopak NV (a)	Office	Oil and Gas	Rotterdam, Netherlands	901	3%
Orbital ATK, Inc.	Office	Metals and Mining	Plymouth, Minnesota	893	3%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	889	3%
Total				$11,946	39%
__________

(a)	Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

CPA:18 – Global 3/31/2019 10-Q – 39

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of March 31, 2019. See Terms and Definitions below for a description of pro rata metrics, Stabilized NOI and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	Stabilized NOI	Percent
Hotel, Gaming, and Leisure	$3,591	17%
Banking	2,468	11%
Grocery	1,742	8%
Containers, Packaging, and Glass	1,553	7%
Oil and Gas	1,150	5%
Retail	1,114	5%
Insurance	1,099	5%
Capital Equipment	1,088	5%
Media: Advertising, Printing, and Publishing	932	4%
Utilities: Electric	931	4%
Metals and Mining	893	4%
Sovereign and Public Finance	865	4%
Automotive	713	4%
Business Services	682	4%
Healthcare and Pharmaceuticals	562	3%
High Tech Industries	555	3%
Construction and Building	380	2%
Non-Durable Consumer Goods	286	1%
Telecommunications	269	1%
Electricity	261	1%
Wholesale	251	1%
Cargo Transportation	242	1%
Other (a)	157	—%
Total	$21,784	100%
__________

(a)	Includes Stabilized NOI from tenants in the following industries: durable consumer goods and environmental industries.

CPA:18 – Global 3/31/2019 10-Q – 40

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a) (b)	Number of Leases Expiring	ABR	Percent
Remaining 2019	5	$808	1%
2020	6	966	1%
2021	5	1,206	1%
2022	5	299	—%
2023	17	15,634	17%
2024	11	5,377	6%
2025	8	5,379	6%
2026	8	6,955	8%
2027	8	6,219	7%
2028	5	5,326	6%
2029	4	8,987	10%
2030	6	4,385	5%
2031	4	4,745	5%
2032	3	7,954	9%
Thereafter (>2032)	10	16,851	18%
Total	105	$91,091	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent pro rata ABR of $3.3 million.

Lease Composition and Leasing Activities

As of March 31, 2019, approximately 49.7% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 45.8% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 2.2% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro.

CPA:18 – Global 3/31/2019 10-Q – 41

Operating Properties

As of March 31, 2019, our operating portfolio consisted of 69 self-storage properties and 15 multi-family properties (including 13 student housing development projects and two student housing operating properties). As of March 31, 2019, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	21	1,779
Texas (a)	13	843
California	10	859
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington DC	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	66	4,962
Spain (b)	9	—
Canada (c)	4	316
United Kingdom (a)	3	215
Portugal (d)	2	—
International Total	18	531
Total	84	5,493
__________

(a)	Includes one student housing development project.

(b)	Comprised of nine student housing development projects.

(c)
Includes one self-storage facility development project that is an unconsolidated investment and is included in Accounts receivable and other assets, net in the condensed consolidated financial statements.

(d)	Comprised of two student housing development projects.

CPA:18 – Global 3/31/2019 10-Q – 42

Build-to-Suit and Development Projects

As of March 31, 2019, we had the following consolidated development projects, including joint ventures, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b) (c)	Amount Funded (b) (c)
Q3 2019	Student Housing	Barcelona, Spain	98.7%	1	112,980	$23,807	$19,818
Q3 2020	Student Housing	Austin, Texas	90.0%	1	185,720	74,469	19,947
Q3 2020	Student Housing	Coimbra, Portugal	98.5%	1	135,076	24,823	8,876
Q3 2020	Student Housing	San Sebastian, Spain	100.0%	1	126,075	34,001	11,945
Q3 2020	Student Housing	Porto, Portugal	98.5%	1	102,112	22,959	5,293
Q3 2020	Student Housing	Malaga, Spain	100.0%	1	88,878	39,139	4,892
Q3 2020	Student Housing	Barcelona, Spain	100.0%	3	77,504	29,476	12,404
Q1 2021	Student Housing	Seville, Spain	75.0%	1	163,477	41,347	11,873
Q3 2021	Student Housing	Bilbao, Spain	100.0%	1	179,279	49,113	8,546
Q3 2021	Student Housing	Swansea, United Kingdom (d)	94.5%	1	176,496	66,497	19,389
Q3 2021	Student Housing	Valencia, Spain	98.7%	1	100,423	25,203	6,156
Q3 2021	Student Housing	Pamplona, Spain	100.0%	1	91,363	28,066	9,204
Q3 2021	Student Housing	Granada, Spain	98.5%	1	75,557	21,744	3,378
				15	1,614,940	$480,644	141,721
Third-party contributions (e)							(8,370)
Total							$133,351
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)	Amounts related to our 12 international development projects are denominated in a foreign currency. For these projects, amounts are based on their respective exchange rates as of March 31, 2019.

(c)	Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)	Amount funded for the project includes a $7.3 million ROU ground lease asset that is included in Right-of-use and other intangible assets on our condensed consolidated balance sheets.

(e)	Amount represents the funds contributed from our joint-venture partners.

As of March 31, 2019, we had the following unconsolidated joint-venture self-storage development project, which remains under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location (a)	Ownership Percentage (b)	Number of Buildings	Square Footage	Estimated Project Totals (c)	Amount Funded (c)
Q3 2020	Self Storage	Vaughan, Canada	90.0%	1	95,475	$14,761	$2,900
				1	95,475	$14,761	$2,900
__________

(a)	This property relates to an unconsolidated investment, which we account for under the equity method of accounting.

(b)
Represents our expected ownership percentage upon the completion of the development project. As of March 31, 2019, the joint-venture partner had not yet purchased its 10% equity interest, which will be funded by the distributions it is eligible to receive upon the property being placed into service.

(c)	Amount is denominated in Canadian dollars, which have been partially funded with third-party financing. U.S. dollar amounts are based on the exchange rate as of March 31, 2019.

CPA:18 – Global 3/31/2019 10-Q – 43

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income (loss) from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of March 31, 2019. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

NOI — Net operating income (“NOI”) is a non-GAAP measure intended to reflect the performance of our entire portfolio of properties. We define NOI as rental revenues minus non-reimbursable property expenses as determined by GAAP. We believe that NOI is a helpful measure that both investors and management can use to evaluate the financial performance of our properties and it allows for comparison of our portfolio performance between periods and to other REITs. While we believe that NOI is a useful supplemental measure, it should not be considered as an alternative to Net income as an indication of our operating performance.

Stabilized NOI — We use stabilized NOI, a non-GAAP measure, as a metric to evaluate the performance of our entire portfolio of properties. Stabilized NOI for development projects and newly acquired operating properties that are not yet substantially leased up are not included in our portfolio information until one year after the project has been substantially completed and placed into service, or the property has been substantially leased up, respectively (and the project or property has not been disposed of during or prior to the current period). In addition, any newly acquired stabilized operating property is included in our portfolio of stabilized NOI information upon acquisition. Stabilized NOI for a net-leased property is included in our portfolio information upon acquisition or in the period when it is placed into service (as the property will already have a lease in place). We believe that Stabilized NOI is a helpful measure that both investors and management can use to evaluate the financial performance of our properties and it allows for comparison of our portfolio performance between periods and to other REITs. While we believe that Stabilized NOI is a useful supplemental measure, it should not be considered as an alternative to Net income (loss) as an indication of our operating performance.

CPA:18 – Global 3/31/2019 10-Q – 44

Reconciliation of Net Income (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Income (GAAP)	$19,673	$12,318
Adjustments:
Depreciation and amortization	15,372	17,632
Gain on sale of real estate, net	(15,408)	—
Interest expense	12,357	12,930
Other gains and (losses)	(172)	(7,992)
Equity in losses of equity method investment in real estate	648	324
Provision for (benefit from) income taxes	924	(415)
NOI related to noncontrolling interests (1)	(3,095)	(3,186)
NOI related to equity method investment in real estate (2)	139	103
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$30,438	$31,714

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(4,846)	$(1,991)
Available Cash Distributions to a related party	1,848	1,905
Depreciation and amortization	(1,610)	(1,728)
Gain on sale of real estate, net	2,874	—
Interest expense	(1,256)	(1,226)
Other gains and (losses)	(110)	(139)
Benefit from (provision for) income taxes	5	(7)
NOI related to noncontrolling interests	$(3,095)	$(3,186)

(2) NOI related to equity method investment in real estate:
Equity in losses of equity method investment in real estate (GAAP)	$(648)	$(324)
Depreciation and amortization	313	163
Interest expense	441	270
Other gains and (losses)	(6)	7
Benefit from (provision for) income taxes	39	(13)
NOI related to equity method investment in real estate	$139	$103

CPA:18 – Global 3/31/2019 10-Q – 45

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Three Months Ended March 31,
	2019	2018
Net-leased	$21,784	$22,073
Self storage	9,100	8,684
Multi-family	—	2,933
Stabilized NOI	30,884	33,690
Other NOI:
Corporate (a)	(5,111)	(4,848)
Notes receivable	1,832	1,779
Straight-line rent adjustments	974	1,176
Disposed properties	303	—
	28,882	31,797
Recently-opened operating properties (b)	1,650	—
Build-to-Suit and Development Projects (c)	(94)	(83)
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$30,438	$31,714
_________

(a)
Includes expenses such as asset management fees and cash distributions to the Special General Partner, as well as other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any property’s operating performance.

(b)
Includes NOI for the student housing properties located in Portsmouth and Cardiff, United Kingdom, which were completed during the third quarter of 2018, as well as phases of the Canadian self-storage properties that were placed into service during the year ended December 31, 2018.

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

CPA:18 – Global 3/31/2019 10-Q – 46

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income attributable to CPA:18 – Global (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Existing Net-Leased Properties
Lease revenues	$30,840	$31,657	$(817)
Depreciation and amortization	(11,506)	(11,839)	333
Reimbursable tenant costs	(4,017)	(3,222)	(795)
Property expenses	(1,739)	(3,042)	1,303
Property level contribution	13,578	13,554	24
Existing Operating Properties
Operating property revenues	14,838	13,973	865
Operating property expenses	(5,815)	(5,494)	(321)
Depreciation and amortization	(2,911)	(3,796)	885
Property level contribution	6,112	4,683	1,429
Recently Acquired Operating Properties
Operating property revenues	2,267	—	2,267
Depreciation and amortization	(925)	—	(925)
Operating property expenses	(593)	—	(593)
Property level contribution	749	—	749
Properties Sold or Transferred
Operating property revenues	355	5,690	(5,335)
Lease revenues	74	1,140	(1,066)
Operating property expenses	(58)	(2,665)	2,607
Property expenses	(44)	(596)	552
Depreciation and amortization	(30)	(1,997)	1,967
Reimbursable tenant costs	(7)	(100)	93
Property level contribution	290	1,472	(1,182)
Property Level Contribution	20,729	19,709	1,020
Add other income:
Interest income and other	1,920	1,975	(55)
Less other expenses:
Asset management fees	(2,868)	(2,874)	6
General and administrative	(1,759)	(1,645)	(114)
	18,022	17,165	857
Other Income and Expenses
Gain on sale of real estate, net	15,408	—	15,408
Interest expense	(12,357)	(12,930)	573
Equity in losses of equity method investment in real estate	(648)	(324)	(324)
Other gains and (losses)	172	7,992	(7,820)
	2,575	(5,262)	7,837
Income before income taxes	20,597	11,903	8,694
(Provision for) benefit from income taxes	(924)	415	(1,339)
Net Income	19,673	12,318	7,355
Net income attributable to noncontrolling interests	(4,846)	(1,991)	(2,855)
Net Income Attributable to CPA:18 – Global	$14,827	$10,327	$4,500

CPA:18 – Global 3/31/2019 10-Q – 47

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses, reimbursable tenant costs, and depreciation and amortization. Reimbursable tenant costs (revenues) are now included within Lease revenues in the condensed consolidated statements of income (Note 2). We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income attributable to CPA:18 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2018 and were not sold during the periods presented. For the periods presented, there were 56 existing net-leased properties.

For the three months ended March 31, 2019 compared to the same period in 2018, property level contribution from existing net-leased properties remained relatively flat primarily due to $0.5 million of foreign currency impact as a result of the weakening of the euro in relation to the U.S. dollar, partially offset by an increase due to reduced reserves related to our Agrokor investment of $0.3 million between periods. Additional offset resulted from a build-to-suit project located in Munich, Germany being fully placed into service during the three months ended March 31, 2018.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2018 and were not sold during the periods presented. For the periods presented, there were 65 existing operating properties.

For the three months ended March 31, 2019 compared to the same period in 2018, property level contribution from existing operating properties increased by $1.4 million. Both operating revenues and operating expenses increased by $0.9 million and $0.3 million, respectively. The increase in revenues was primarily due to increased market rents. In addition, depreciation and amortization expense decreased $0.9 million, primarily due to certain in-place lease intangible assets becoming fully amortized subsequent to March 31, 2018.

Recently Acquired Operating Properties

Recently acquired operating properties are those that were acquired or placed into service subsequent to December 31, 2017. For the periods presented, there were 13 student housing development projects under construction and two student housing operating properties that were placed into service during 2018. For the three months ended March 31, 2019, operating revenues for recently acquired operating properties exceeded operating expenses by $1.7 million, and depreciation and amortization expense totaled $0.9 million as a result of the two student housing operating properties placed into service.

Properties Sold or Transferred

In 2018, we sold five domestic multi-family residential properties, as well as an office building located in Utrecht, the Netherlands. In addition, as a result of a settlement agreement with our political risk insurer related to a development project in Accra, Ghana, we transferred the right to collect for tenant default damages to the insurer.

During the three months ended March 31, 2019, we sold our last multi-family residential property located in Fort Walton Beach, Florida, as well as a retail building located in Edinburgh, United Kingdom (Note 12).

CPA:18 – Global 3/31/2019 10-Q – 48

Other Income and Expenses

Gain on Sale of Real Estate, Net

During the three months ended March 31, 2019, we sold our last domestic multi-family residential property and a retail building located in Edinburgh, United Kingdom for total proceeds of $17.4 million, net of selling costs, and recorded an aggregate gain on sale of $16.6 million (which includes a $2.9 million gain attributable to noncontrolling interest (Note 12)). The gain on sale of real estate recognized as a result of these dispositions were partially offset by the $1.1 million of disposition fees incurred during the three months ended March 31, 2019 in connection with certain 2018 and 2019 dispositions (Note 3).

Interest Expense

Our interest expense is directly impacted by the mortgage loans or other financings obtained, assumed, or extinguished in connection with our investing and disposition activity (Note 9). For the three months ended March 31, 2019 as compared to 2018, interest expense decreased by $0.6 million, primarily due to the debt associated with our properties sold subsequent to March 31, 2018. As a result of these dispositions, our average outstanding debt balance decreased by $161.6 million compared to the same period in 2018. Our average outstanding debt balance was $1.2 billion and $1.3 billion during the three months ended March 31, 2019 and 2018, respectively, with a weighted-average annual interest rate of 4.4% and 3.9%, respectively.

Equity in Losses of Equity Method Investment in Real Estate

For the three months ended March 31, 2019 compared to the same period in 2018, equity in losses of equity method investment in real estate increased by $0.3 million, primarily due to the third Canadian self-storage facility being fully placed into service subsequent to March 31, 2018.

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

For the three months ended March 31, 2019, we recognized net other gains of $0.2 million, which were primarily comprised of $0.5 million of gains on derivatives and $0.2 million of interest income, partially offset by $0.5 million of realized and unrealized foreign currency transaction losses related to our international investments, primarily related to our short-term intercompany loans.

For the three months ended March 31, 2018, we recognized net other gains of $8.0 million, which were primarily comprised of a $4.4 million gain recognized as a result of excess insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017, and $3.6 million of realized and unrealized foreign currency transaction gains related to our international investments, primarily related to our short-term intercompany loans.

(Provision for) Benefit from Income Taxes

Our provision for income taxes is primarily related to our international properties.

During the three months ended March 31, 2019, we recorded a provision for income taxes of $0.9 million, comprised of a provision for current income taxes of $1.1 million, and a benefit from deferred income taxes of $0.2 million.

During the three months ended March 31, 2018, we recorded a benefit from income taxes of $0.4 million, comprised of a benefit from deferred income taxes of $0.6 million and a provision for current income taxes of $0.2 million.

CPA:18 – Global 3/31/2019 10-Q – 49

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2019 compared to the same period in 2018, net income attributable to noncontrolling interests increased by $2.9 million, primarily due to the gain on sale of our joint venture real estate disposal in 2019 (Note 12).

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

Sources and Uses of Cash During the Period

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

Operating Activities — Net cash provided by operating activities decreased by $4.9 million during the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to decreased operating cash flow resulting from the dispositions of properties subsequent to March 31, 2018 (Note 12), as well as decreased working capital due to less prepaid rents received during the first quarter of 2019.

Investing Activities — Our investing activities are generally comprised of real estate purchases, funding of build-to-suit and development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $20.9 million for the three months ended March 31, 2019. This was primarily the result of cash outflows of $20.3 million to fund construction costs of our development projects (Note 4), $12.1 million for our real estate investments (Note 4), $2.9 million of value-added taxes (“VAT”) paid in connection with acquisitions of real estate, $2.3 million in payments of deferred acquisition fees to our Advisor (Note 3), and $0.8 million for capital expenditures on our owned real estate. These cash outflows were partially offset by cash inflows of $16.4 million for proceeds from sale of real estate (Note 12) and $1.0 million in VAT refunded in connection with acquisitions of real estate.

Financing Activities — Net cash used in financing activities totaled $29.5 million for the three months ended March 31, 2019. This was primarily due to cash outflows of $22.3 million related to distributions paid to our stockholders, $16.4 million for scheduled payments and prepayments of mortgage loan principal, $7.1 million for distributions to noncontrolling interests, and $3.6 million for the repurchase of shares of our common stock pursuant to our redemption program described below. These cash outflows were primarily offset by $10.5 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP, $7.6 million from non-recourse mortgage financings (Note 9), and $2.5 million of contributions from noncontrolling interests.

CPA:18 – Global 3/31/2019 10-Q – 50

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. For the three months ended March 31, 2019, we declared distributions to stockholders of $22.4 million, which were comprised of $11.5 million of cash distributions and $10.9 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through March 31, 2019, we declared distributions to stockholders totaling $412.8 million, which were comprised of cash distributions of $198.2 million and $214.6 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 73.3% of total distributions declared for the three months ended March 31, 2019. We funded 97.5% of total distributions declared for the three months ended March 31, 2019 from Net cash provided by operating activities, with the remainder funded from other investing and financing cash flows.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. For the three months ended March 31, 2019, we received requests to redeem 330,661 and 98,187 shares of Class A and Class C common stock, respectively, comprised of 96 and 27 redemption requests, respectively, which we fulfilled at an average price of $8.43 and $8.35 per share for the Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received for the three months ended March 31, 2019. Except for redemptions sought in certain defined special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAV. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAV.

Summary of Financing

The table below summarizes our non-recourse mortgages and bonds payable (dollars in thousands):

	March 31, 2019	December 31, 2018
Carrying Value (a)
Fixed rate	$973,363	$1,007,020
Variable rate:
Amount subject to interest rate swaps and caps	114,657	115,251
Amount subject to floating interest rate	113,973	115,156
	228,630	230,407
	$1,201,993	$1,237,427
Percent of Total Debt
Fixed rate	81%	81%
Variable rate	19%	19%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.0%	4.0%
Variable rate (b)	5.1%	5.1%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $6.5 million and $6.9 million as of March 31, 2019 and December 31, 2018, respectively, and unamortized premium, net of $1.5 million and $1.3 million as of March 31, 2019 and December 31, 2018, respectively (Note 9).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

CPA:18 – Global 3/31/2019 10-Q – 51

Cash Resources

As of March 31, 2019, our cash resources consisted of cash and cash equivalents totaling $140.1 million. Of this amount, $39.8 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds. As of March 31, 2019, we had $62.3 million available to borrow under our third-party financing arrangements for funding of construction of certain development projects (Note 9). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $135.0 million as of March 31, 2019, although there can be no assurance that we would be able to obtain financing for these properties.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us for acquisition funding purposes, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility. As of March 31, 2019, no such loans were outstanding (Note 3).

Cash Requirements

During the next 12 months, we expect that our cash requirements will include making payments to fund capital commitments such as development projects, acquiring new investments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. Balloon payments totaling $106.2 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. We expect to fund $247.2 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) as of March 31, 2019 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,207,050	$112,666	$242,474	$324,299	$527,611
Capital commitments (b)	360,344	247,244	113,100	—	—
Interest on borrowings and deferred acquisition fees	220,271	48,478	78,411	61,376	32,006
Deferred acquisition fees — principal (c)	6,636	3,739	2,897	—	—
Annual distribution and shareholder servicing fee (d)	3,341	2,205	1,136	—	—
Asset retirement obligations (e)	3,043	—	—	—	3,043
Other lease commitments (f)	1,021	492	504	25	—
	$1,801,706	$414,824	$438,522	$385,700	$562,660
__________

(a)
Represents the non-recourse mortgage loans and bonds payable that we obtained in connection with our investments and excludes $6.5 million of deferred financing costs and $1.5 million of unamortized premium, net (Note 9).

(b)	Capital commitments include our current development projects totaling $350.8 million (Note 4) and $9.5 million of outstanding commitments on development projects that have been placed into service.

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

CPA:18 – Global 3/31/2019 10-Q – 52

(e)
Represents the amount of future obligations estimated for the removal of asbestos and environmental waste in connection with certain of our acquisitions, payable upon the retirement or sale of the assets.

(f)
Other lease commitments consist of our estimated share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities, which is calculated pursuant to the advisory agreement as our allocated portion of WPC’s future lease amounts (using the allocation percentages for overhead reimbursement as of March 31, 2019 (Note 3)). In connection with our adoption of ASU 2016-02 (Note 2), rental obligations under ground leases are now included in Right-of-use and other intangible assets on our condensed consolidated balance sheets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2019, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. As of March 31, 2019, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investment

We have an interest in an unconsolidated investment that relates to a joint venture for the development of self-storage facilities in Canada (Note 4). This investment is jointly owned with a third party, which is also the general partner. As of March 31, 2019, the total equity investment balance for these properties was $18.3 million. The joint venture also had total third-party recourse debt of $31.5 million.

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

CPA:18 – Global 3/31/2019 10-Q – 53

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

CPA:18 – Global 3/31/2019 10-Q – 54

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

CPA:18 – Global 3/31/2019 10-Q – 55

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to CPA:18 – Global	$14,827	$10,327
Adjustments:
Depreciation and amortization of real property	15,456	17,678
Gain on sale of real estate, net	(15,408)	—
Proportionate share of adjustments for noncontrolling interests (a)	1,240	(1,748)
Proportionate share of adjustments to equity in net income of partially owned entities	313	163
Total adjustments	1,601	16,093
FFO (as defined by NAREIT) attributable to CPA:18 – Global	16,428	26,420
Adjustments:
Straight-line and other rent adjustments (b)	(1,047)	(1,300)
Realized gains on foreign currency, derivatives, and other (c)	(398)	(9,444)
Unrealized losses on foreign currency, derivatives, and other	381	1,540
Amortization of premium/discount on debt investments and fair market value adjustments, net	374	353
Above- and below-market rent intangible lease amortization, net (d)	(85)	(26)
Proportionate share of adjustments for noncontrolling interests	23	24
Total adjustments	(752)	(8,853)
MFFO attributable to CPA:18 – Global	15,676	17,567
Adjustments:
Hedging gains	378	68
Deferred taxes	(36)	(540)
Total adjustments	342	(472)
Adjusted MFFO attributable to CPA:18 – Global	$16,018	$17,095
__________

(a)	The three months ended March 31, 2019 includes a gain on sale with regard to our joint venture real estate disposal (Note 12).

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

(c)
During three months ended March 31, 2018, there was a $4.4 million gain recognized as a result of excess insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017.

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

CPA:18 – Global 3/31/2019 10-Q – 56

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

As of March 31, 2019, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter, based upon expected maturity dates of our debt obligations outstanding as of March 31, 2019 (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total	Fair value
Fixed-rate debt (a)	$3,143	$81,406	$117,037	$100,918	$153,851	$524,904	$981,259	$990,701
Variable rate debt (a)	$80,658	$7,590	$45,201	$17,680	$1,106	$73,556	$225,791	$239,335
__________

(a)	Amounts are based on the exchange rate as of March 31, 2019, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which either have effectively been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of March 31, 2019 by an aggregate increase of $38.2 million or an aggregate decrease of $47.4 million, respectively. Annual interest expense on our unhedged variable-rate debt as of March 31, 2019 would increase or decrease by $1.1 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates as of March 31, 2019, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA:18 – Global 3/31/2019 10-Q – 57

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and, as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our foreign investments through the first quarter of 2019 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future lease payments, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2019 during the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$33,384	$43,871	$43,916	$44,107	$38,913	$364,520	$568,711
Norwegian krone (c)	9,824	12,541	11,882	11,461	11,461	41,008	98,177
British pound sterling (d)	2,642	2,986	2,767	2,540	2,241	7,287	20,463
	$45,850	$59,398	$58,565	$58,108	$52,615	$412,815	$687,351

Scheduled debt service payments (principal and interest) for mortgage notes and bonds payable, for our foreign operations as of March 31, 2019, during the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (c)	$8,712	$63,544	$73,930	$41,571	$66,560	$91,957	$346,274
Norwegian krone (d)	5,918	5,918	47,560	4,086	4,086	107,834	175,402
British pound sterling (e)	77,357	22,064	—	—	—	—	99,421
	$91,987	$91,526	$121,490	$45,657	$70,646	$199,791	$621,097
__________

(a)
Amounts are based on the applicable exchange rates as of March 31, 2019. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding as of March 31, 2019.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of March 31, 2019 of $2.2 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of March 31, 2019 of $0.8 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of March 31, 2019 of $0.8 million.

CPA:18 – Global 3/31/2019 10-Q – 58

As a result of scheduled balloon payments on certain of our international debt obligations, projected debt service obligations exceed projected lease revenues in 2019 (remainder) and 2020 for investments denominated in the British pound sterling. For investments denominated in euro, projected debt service obligations are expected to exceed projected lease revenues in 2020, 2021, and 2023; and for investments denominated in the Norwegian krone in 2021 and beyond 2023. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

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

For the three months ended March 31, 2019, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	60% related to domestic properties, which included concentrations of 12% and 10% in Florida and Texas, respectively; and

•	40% related to international properties.

As of March 31, 2019, our net-leased portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	42% related to domestic properties, which included a concentration of 11% in Illinois;

•	58% related to international properties, which included a concentration of 15% in Norway, 12% in the Netherlands, and 11% in Germany;

•	46% related to office properties, 16% related to hotel properties, 14% related to industrial properties, 14% related to warehouse properties, and 10% related to retail properties; and

•	16% related to the hotel, gaming, and leisure industry and 11% related to the banking industry.

CPA:18 – Global 3/31/2019 10-Q – 59

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 3/31/2019 10-Q – 60

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2019, we issued 220,238 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $8.73 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended March 31, 2019:

	Class A		Class C
2019 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
January 1-31	—	$—	—	$—	N/A	N/A
February 1-28	—	—	—	—	N/A	N/A
March 1-31	330,661	8.43	98,187	8.35	N/A	N/A
Total	330,661		98,187
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. For the three months ended March 31, 2019, we received 96 and 27 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received for the three months ended March 31, 2019. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV.

CPA:18 – Global 3/31/2019 10-Q – 61

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

CPA:18 – Global 3/31/2019 10-Q – 62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	May 9, 2019
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2019
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

CPA:18 – Global 3/31/2019 10-Q – 63

EXHIBIT INDEX

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