Form 10-Q
period 2019-06-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2019-08-07
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Registrant has 117,057,009 shares of Class A common stock, $0.001 par value, and 32,296,113 shares of Class C common stock, $0.001 par value, outstanding at August 2, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws.

These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and underlying assumptions about our portfolio (e.g. occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), possible new acquisitions and dispositions, and our international exposure; our future capital expenditure levels, including any plans to fund our future liquidity needs, and future leverage and debt service obligations; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations (“MFFO”), and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 13, 2019 (the “2018 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the condensed consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA:18 – Global 6/30/2019 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,181,517	$1,210,776
Operating real estate — Land, buildings and improvements	506,067	503,149
Real estate under construction	204,288	152,106
Net investments in direct financing leases	41,880	41,745
In-place lease and other intangible assets	293,804	285,460
Investments in real estate	2,227,556	2,193,236
Accumulated depreciation and amortization	(304,105)	(280,608)
Assets held for sale, net	22,857	23,608
Net investments in real estate	1,946,308	1,936,236
Cash and cash equivalents	160,161	170,914
Accounts receivable and other assets, net	155,370	197,403
Total assets (a)	$2,261,839	$2,304,553
Liabilities and Equity
Non-recourse secured debt, net	$1,213,274	$1,237,427
Accounts payable, accrued expenses and other liabilities	136,623	132,065
Due to affiliates	12,429	16,827
Distributions payable	22,540	22,264
Total liabilities (a)	1,384,866	1,408,583
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 116,033,328 and 114,589,333 shares, respectively, issued and outstanding	115	114
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 32,002,614 and 31,641,265 shares, respectively, issued and outstanding	32	32
Additional paid-in capital	1,306,923	1,290,888
Distributions and accumulated losses	(439,622)	(411,464)
Accumulated other comprehensive loss	(53,559)	(50,593)
Total stockholders’ equity	813,889	828,977
Noncontrolling interests	63,084	66,993
Total equity	876,973	895,970
Total liabilities and equity	$2,261,839	$2,304,553
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2019 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Lease revenues — net-leased	$30,109	$33,092	$61,023	$65,889
Lease revenues — operating real estate	17,297	19,511	34,562	38,544
Other operating and interest income	1,621	2,800	3,736	5,405
	49,027	55,403	99,321	109,838
Operating Expenses
Depreciation and amortization	17,180	16,892	32,552	34,524
Property expenses	8,126	10,190	16,801	20,024
Operating real estate expenses	6,615	8,220	13,081	16,379
General and administrative	2,100	1,817	3,859	3,462
	34,021	37,119	66,293	74,389
Other Income and Expenses
Interest expense	(12,044)	(13,294)	(24,401)	(26,224)
Other gains and (losses)	1,302	(2,072)	1,474	5,920
Gain on sale of real estate, net	650	—	16,058	—
Equity in losses of equity method investment in real estate	(603)	(235)	(1,251)	(559)
	(10,695)	(15,601)	(8,120)	(20,863)
Income before income taxes	4,311	2,683	24,908	14,586
Benefit from (provision for) income taxes	867	298	(57)	713
Net Income	5,178	2,981	24,851	15,299
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,105, $2,830, $3,953, and $4,735, respectively)	(2,100)	(3,315)	(6,946)	(5,306)
Net Income (Loss) Attributable to CPA:18 – Global	$3,078	$(334)	$17,905	$9,993
Class A Common Stock
Net income (loss) attributable to CPA:18 – Global	$2,442	$(213)	$14,095	$7,901
Basic and diluted weighted-average shares outstanding	116,210,773	113,010,970	115,855,895	112,564,943
Basic and diluted earnings per share	$0.02	$—	$0.12	$0.07
Class C Common Stock
Net income (loss) attributable to CPA:18 – Global	$636	$(121)	$3,810	$2,092
Basic and diluted weighted-average shares outstanding	32,058,663	31,593,597	31,969,341	31,517,919
Basic and diluted earnings per share	$0.02	$—	$0.12	$0.07

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2019 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$5,178	$2,981	$24,851	$15,299
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	3,658	(22,582)	(584)	(11,005)
Unrealized (loss) gain on derivative instruments	(1,971)	3,418	(2,209)	2,759
	1,687	(19,164)	(2,793)	(8,246)
Comprehensive Income (Loss)	6,865	(16,183)	22,058	7,053

Amounts Attributable to Noncontrolling Interests
Net income	(2,100)	(3,315)	(6,946)	(5,306)
Foreign currency translation adjustments	(331)	2,326	(173)	709
Comprehensive income attributable to noncontrolling interests	(2,431)	(989)	(7,119)	(4,597)
Comprehensive Income (Loss) Attributable to CPA:18 – Global	$4,434	$(17,172)	$14,939	$2,456

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2019 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at April 1, 2019	115,444,107	$115	31,840,141	$32	$1,300,223	$(420,161)	$(54,915)	$825,294	$65,258	$890,552
Shares issued	959,968	1	294,171	—	10,949			10,950		10,950
Shares issued to affiliate	164,709	—			1,438			1,438		1,438
Distributions to noncontrolling interests								—	(4,605)	(4,605)
Distributions declared ($0.1563 and $0.1376 per share to Class A and Class C, respectively)						(22,539)		(22,539)		(22,539)
Net income						3,078		3,078	2,100	5,178
Other comprehensive income:
Foreign currency translation adjustments							3,327	3,327	331	3,658
Unrealized loss on derivative instruments							(1,971)	(1,971)		(1,971)
Repurchase of shares	(535,456)	(1)	(131,698)	—	(5,687)			(5,688)		(5,688)
Balance at June 30, 2019	116,033,328	$115	32,002,614	$32	$1,306,923	$(439,622)	$(53,559)	$813,889	$63,084	$876,973

Balance at April 1, 2018	112,099,561	$111	31,368,773	$31	$1,266,999	$(431,512)	$(23,911)	$811,718	$67,484	$879,202
Shares issued	1,004,254	1	311,757		11,001			11,002		11,002
Shares issued to affiliate	365,936	1			3,086			3,087		3,087
Contributions from noncontrolling interests								—	1,003	1,003
Distributions to noncontrolling interests								—	(3,871)	(3,871)
Distributions declared ($0.1563 and $0.1378 per share to Class A and Class C, respectively)						(21,977)		(21,977)		(21,977)
Net loss						(334)		(334)	3,315	2,981
Other comprehensive loss:
Foreign currency translation adjustments							(20,256)	(20,256)	(2,326)	(22,582)
Unrealized gain on derivative instruments							3,418	3,418		3,418
Repurchase of shares	(620,208)	—	(269,546)	—	(7,401)			(7,401)		(7,401)
Balance at June 30, 2018	112,849,543	$113	31,410,984	$31	$1,273,685	$(453,823)	$(40,749)	$779,257	$65,605	$844,862

CPA:18 – Global 6/30/2019 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2019	114,589,333	$114	31,641,265	$32	$1,290,888	$(411,464)	$(50,593)	$828,977	$66,993	$895,970
Cumulative-effect adjustment for the adoption of new accounting pronouncements (Note 2)						(1,108)		(1,108)		(1,108)
Shares issued	1,925,165	2	591,233	1	21,967			21,970		21,970
Shares issued to affiliate	384,947	—			3,360			3,360		3,360
Contributions from noncontrolling interests								—	2,520	2,520
Distributions to noncontrolling interests								—	(13,548)	(13,548)
Distributions declared ($0.3126 and $0.2749 per share to Class A and Class C, respectively)						(44,955)		(44,955)		(44,955)
Net income						17,905		17,905	6,946	24,851
Other comprehensive income:
Foreign currency translation adjustments							(757)	(757)	173	(584)
Unrealized loss on derivative instruments							(2,209)	(2,209)		(2,209)
Repurchase of shares	(866,117)	(1)	(229,884)	(1)	(9,292)			(9,294)		(9,294)
Balance at June 30, 2019	116,033,328	$115	32,002,614	$32	$1,306,923	$(439,622)	$(53,559)	$813,889	$63,084	$876,973

Balance at January 1, 2018	111,193,651	$110	31,189,137	$31	$1,257,840	$(420,005)	$(33,212)	$804,764	$67,301	$872,065
Shares issued	2,008,147	2	625,174	1	22,012			22,015		22,015
Shares issued to affiliate	711,157	1			5,970			5,971		5,971
Contributions from noncontrolling interests								—	1,174	1,174
Distributions to noncontrolling interests								—	(7,467)	(7,467)
Distributions declared ($0.3126 and $0.2753 per share to Class A and Class C, respectively)						(43,811)		(43,811)		(43,811)
Net income						9,993		9,993	5,306	15,299
Other comprehensive loss:
Foreign currency translation adjustments							(10,296)	(10,296)	(709)	(11,005)
Unrealized gain on derivative instruments							2,759	2,759		2,759
Repurchase of shares	(1,063,412)	—	(403,327)	(1)	(12,137)			(12,138)		(12,138)
Balance at June 30, 2018	112,849,543	$113	31,410,984	$31	$1,273,685	$(453,823)	$(40,749)	$779,257	$65,605	$844,862

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2019 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$42,029	$44,960
Cash Flows — Investing Activities
Funding and advances for build-to-suit and development projects	(44,728)	(44,941)
Proceeds from repayment of notes receivable	35,954	2,546
Proceeds from sale of real estate	19,343	771
Acquisitions of real estate, build-to-suit and development projects	(12,911)	(37,985)
Value added taxes paid in connection with acquisitions of real estate	(3,502)	(3,290)
Payment of deferred acquisition fees to an affiliate	(2,993)	(2,238)
Value added taxes refunded in connection with acquisitions of real estate	2,096	3,374
Capital expenditures on real estate	(1,594)	(7,033)
Proceeds from insurance settlements	856	7,074
Other investing activities, net	30	6
Net Cash Used in Investing Activities	(7,449)	(81,716)
Cash Flows — Financing Activities
Distributions paid	(44,679)	(43,530)
Scheduled payments and prepayments of mortgage principal	(26,144)	(22,654)
Proceeds from mortgage financing	25,133	128,010
Proceeds from issuance of shares	20,924	20,970
Distributions to noncontrolling interests	(11,717)	(7,467)
Repurchase of shares	(9,294)	(12,138)
Contributions from noncontrolling interests	2,520	1,174
Other financing activities, net	(624)	(425)
Net Cash (Used in) Provided by Financing Activities	(43,881)	63,940
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(59)	(2,690)
Net (decrease) increase in cash and cash equivalents and restricted cash	(9,360)	24,494
Cash and cash equivalents and restricted cash, beginning of period	190,838	90,183
Cash and cash equivalents and restricted cash, end of period	$181,478	$114,677

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2019 10-Q – 7

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Organization

Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), is a publicly owned, non-traded REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies and other real estate related assets, both domestically and internationally. In addition, our portfolio includes self-storage and student housing investments. We were formed in 2012 and are managed by W. P. Carey Inc. (“WPC”) through one of its subsidiaries (collectively our “Advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We derive self-storage revenue from rents received from customers who rent storage space primarily under month-to-month leases for personal or business use. We earn student housing and multi-family residential revenue primarily from leases of one year or less with the individual students and tenants, respectively. Our last multi-family residential investment was sold on January 29, 2019, and as of that date, we no longer earn revenue from multi-family residential tenants. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (the “Operating Partnership”), and as of June 30, 2019 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

As of June 30, 2019, our net lease portfolio was comprised of full or partial ownership interests in 54 properties, substantially all of which were fully-occupied and triple-net leased to 87 tenants totaling 10.0 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 69 self-storage properties, 13 student housing development projects and two student housing operating properties, totaling 5.5 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is comprised of our investments in student housing development projects, student housing operating properties and multi-family residential properties (our last property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments, one of which was repaid during the three months ended June 30, 2019 (Note 13).

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through June 30, 2019, $167.2 million and $47.4 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”).

CPA:18 – Global 6/30/2019 10-Q – 8

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2018 Annual Report.

As of June 30, 2019, we considered 22 entities to be VIEs, 21 of which we consolidated as we are considered the primary beneficiary. As of December 31, 2018, we considered 21 entities to be VIEs, 20 of which we consolidated. The following table presents a summary of selected financial data of the consolidated VIEs included in the condensed consolidated balance sheets (in thousands):

	June 30, 2019	December 31, 2018
Real estate — Land, buildings and improvements	$363,424	$362,536
Operating real estate — Land, buildings and improvements	112,347	110,543
Real estate under construction	203,665	151,479
In-place lease and other intangible assets	109,437	103,234
Accumulated depreciation and amortization	(78,713)	(68,534)
Total assets	743,433	704,975

Non-recourse secured debt, net	$347,178	$341,922
Total liabilities	395,941	391,983

As of both June 30, 2019 and December 31, 2018, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of June 30, 2019 and December 31, 2018, the net carrying amount of this equity investment was $18.1 million and $18.8 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

CPA:18 – Global 6/30/2019 10-Q – 9

Notes to Condensed Consolidated Financial Statements (Unaudited)

Foreign Currencies

We are subject to fluctuations in exchange rates between foreign currencies and the U.S. dollar (primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling). The following table reflects the end-of-period rate of the U.S. dollar in relation to foreign currencies:

	June 30, 2019	December 31, 2018	Percent Change
British Pound Sterling	$1.2693	$1.2800	(0.8)%
Euro	1.1380	1.1450	(0.6)%
Norwegian Krone	0.1174	0.1151	2.0%

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

In accordance with the SEC’s adoption of certain rule and form amendments on August 17, 2018, we moved Gain on sale of real estate, net in the condensed consolidated statements of operations to be included within Other Income and Expenses.

In connection with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective January 1, 2019, as described below in Recent Accounting Pronouncements, reimbursable tenant costs (revenues), which were previously included in Other operating income, are now included within Lease revenues — net-leased in the condensed consolidated statements of income. Additionally, we previously presented Interest income from direct financing leases separately on the condensed consolidated statements of operations. We now present this item within Lease revenues — net-leased.

In addition, we previously presented Other operating income and Other interest income separately on the condensed consolidated statements of operations. We currently present these items as Other operating and interest income as a result of the reclassifications related to the adoption of ASU 2016-02 previously discussed. Additionally, non-lease operating real estate income is now included in Other operating and interest income, which was previously included in Lease revenues — operating real estate in the condensed consolidated statements of operations. Lastly, we reclassified Acquisition and other expenses to be included in General and administrative in the condensed consolidated statements of operations.

In the second quarter of 2019, we reclassified right-of-use (“ROU”) and other intangible assets to be included within In-place lease and other intangible assets in our consolidated balance sheets. Additionally, we reclassified non-recourse mortgages, net and bonds payable, net to be included within Non-recourse secured debt, net in our consolidated balance sheets. Prior period balances have been reclassified to conform to the current period presentation.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$160,161	$170,914
Restricted cash (a) (b)	21,317	19,924
Total cash and cash equivalents and restricted cash	$181,478	$190,838
__________

(a)	Restricted cash is included within Accounts receivable and other assets, net on our condensed consolidated balance sheets.

(b)
This amount includes $2.5 million related to a “cash trap” event for a non-financial covenant breach on one of our non-recourse mortgage loans. The amount was transferred to a reserve account with the lender and will be released once the non-financial covenant breach is cured.

CPA:18 – Global 6/30/2019 10-Q – 10

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Income Taxes

Our deferred tax liabilities were $50.2 million and $48.0 million at June 30, 2019 and December 31, 2018, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements. Our deferred tax assets, net of valuation allowances, were $3.3 million and $1.5 million at June 30, 2019 and December 31, 2018, respectively, and are included in Accounts receivable and other assets, net in the condensed consolidated financial statements.

Recent Accounting Pronouncements

Pronouncements Adopted through June 30, 2019

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

•
As a Lessee: we recognized $36.7 million of operating lease ROU assets and $9.5 million of corresponding lease liabilities for certain operating land lease arrangements for which we were the lessee on January 1, 2019, which included reclassifying below market land lease intangible assets, above market land lease intangible liabilities, and prepaid rent as a component of the ROU asset (a net reclassification of $27.2 million). See Note 4 for additional disclosures on the presentation of these amounts in our condensed consolidated balance sheets.

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

•
As a Lessor: a practical expedient allows lessors to combine non-lease components (lease arrangements that include common area maintenance services) with related lease components (lease revenues), if both the timing and pattern of transfer are the same for the non-lease component and related lease component, the lease component is the predominant component, and the lease component would otherwise be classified as an operating lease. We elected the practical expedient. For (i) operating lease arrangements involving real estate that include common area maintenance services and (ii) all real estate arrangements that include real estate taxes and insurance costs, we present these amounts within Lease revenues — net-leased in our condensed consolidated statements of operations. We record amounts reimbursed by the lessee in the period that the applicable expenses are incurred.

CPA:18 – Global 6/30/2019 10-Q – 11

Notes to Condensed Consolidated Financial Statements (Unaudited)

Under ASU 2016-02, lessors are allowed to only capitalize incremental direct leasing costs. We will not be materially impacted by this change.

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

Pronouncements to be Adopted after June 30, 2019

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

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, day-to-day management, and disposition of real estate and related assets and mortgage loans. We also reimburse our Advisor for general and administrative duties performed on our behalf. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days written notice without cause or penalty.

CPA:18 – Global 6/30/2019 10-Q – 12

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amounts Included in the Condensed Consolidated Statements of Operations
Asset management fees	$2,859	$3,151	$5,727	$6,025
Available Cash Distributions	2,105	2,830	3,953	4,735
Personnel and overhead reimbursements	783	716	1,581	1,433
Interest expense on deferred acquisition fees and external joint venture loans	128	20	255	(42)
Disposition fees	—	—	1,117	—
	$5,875	$6,717	$12,633	$12,151

Acquisition Fees Capitalized
Current acquisition fees	$—	$2,379	$695	$3,100
Deferred acquisition fees	—	1,903	555	2,480
Capitalized personnel and overhead reimbursements	—	259	89	371
	$—	$4,541	$1,339	$5,951

The following table presents a summary of amounts included in Due to affiliates in the condensed consolidated financial statements (in thousands):

	June 30, 2019	December 31, 2018
Due to Affiliates
Deferred acquisition fees, including accrued interest	$5,994	$8,720
External joint venture loans, accounts payable, and other	5,476	5,070
Asset management fees payable	951	972
Current acquisition fees	8	2,065
	$12,429	$16,827

Loans from WPC

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

As of June 30, 2019 and December 31, 2018, no such loans were outstanding.

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $8.73 as of March 31, 2019. Effective January 1, 2019, our Advisor elected to receive 50% of the asset management fees in shares of our Class A common stock and 50% in cash. During the year ended December 31, 2018, all asset management fees paid to our Advisor were in shares of our Class A common stock. As of June 30, 2019, our Advisor owned 5,424,232 shares, or 3.7%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the condensed consolidated financial statements.

CPA:18 – Global 6/30/2019 10-Q – 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended June 30, 2019 and December 31, 2018. The preferred return will continue to be assessed on a cumulative basis for the remainder of the fiscal year. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the condensed consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

In addition, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors. During the six months ended June 30, 2019, a total of $1.1 million of disposition fees were approved and paid in connection with certain 2018 and 2019 dispositions, and are included in Gain on sale of real estate, net in the condensed consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, which as of June 30, 2019 included Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Carey European Housing Fund I L.P. (collectively with us, the “Managed Programs”). Our Advisor also allocated a portion of its personnel and overhead expenses to Corporate Property Associates 17 – Global Incorporated prior to October 31, 2018, the date at which that fund merged into a wholly-owned subsidiary of WPC. Our Advisor allocates these expenses to us on the basis of the percentage of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

We reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. In addition, we reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. We do not reimburse our Advisor for salaries and benefits paid to our named executive officers or for the cost of personnel that provide services for transactions for where our Advisor receives a fee (such as for acquisitions and dispositions). Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% of our pro rata total revenues for each of 2019 and 2018. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the condensed consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to an asset acquisition.

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

CPA:18 – Global 6/30/2019 10-Q – 14

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

Jointly Owned Investments and Other Transactions with our Affiliates

As of June 30, 2019, we owned interests ranging from 50% to 100% in jointly owned investments, with the remaining interests held by affiliates or by third parties. Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures, with the exception of our sole equity investment (Note 4), which we account for under the equity method of accounting.

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Land	$190,860	$195,275
Buildings and improvements	990,657	1,015,501
Less: Accumulated depreciation	(122,461)	(112,061)
	$1,059,056	$1,098,715

The carrying value of our Real Estate — Land, buildings and improvements increased by $0.6 million from December 31, 2018 to June 30, 2019, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our real estate was $7.4 million and $7.9 million for the three months ended June 30, 2019 and 2018, respectively, and $14.9 million and $15.8 million for the six months ended June 30, 2019 and 2018, respectively.

Dispositions of Real Estate

During the six months ended June 30, 2019, we sold three properties in our United Kingdom portfolio (the “Truffle portfolio”). As a result, the carrying value of our real estate properties decreased by $4.9 million from December 31, 2018 to June 30, 2019 (Note 12).

CPA:18 – Global 6/30/2019 10-Q – 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

Leases

Operating Lease Income

Lease income related to operating leases recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease revenues — net-leased
Lease income — fixed	$25,414	$50,801
Lease income — variable (a)	3,757	8,318
Total operating lease income (b)	$29,171	$59,119

Lease revenues — operating real estate
Lease income — fixed	$16,639	$33,280
Lease income — variable (c)	659	1,284
Total operating lease income	$17,298	$34,564
___________

(a)	Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(b)
The three and six months ended June 30, 2019 excludes $0.9 million and $1.9 million, respectively, of interest income from direct financing leases that is included in Lease revenues — net-leased in the condensed consolidated statements of operations.

(c)	Primarily comprised of late fees and administrative fees revenues.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable operating leases at June 30, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$49,774
2020	98,059
2021	97,888
2022	98,253
2023	91,386
Thereafter	556,600
Total	$991,960

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019	$101,618
2020	101,413
2021	101,261
2022	101,535
2023	94,502
Thereafter	590,636
Total	$1,090,965

CPA:18 – Global 6/30/2019 10-Q – 16

Notes to Condensed Consolidated Financial Statements (Unaudited)

Lease Cost

During the three and six months ended June 30, 2019 total lease cost for operating leases totaled $0.3 million and $0.5 million, respectively. Additionally, we recognized reimbursable ground rent totaling approximately $0.1 million and $0.2 million, respectively, which is included in Lease revenues — net-leased in the condensed consolidated statements of operations.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

	Location on Condensed Consolidated Balance Sheets	June 30, 2019
Operating ROU assets — land leases	In-place lease and other intangible assets	$35,401

Operating lease liabilities — land leases	Accounts payable, accrued expenses and other liabilities	$9,392

Weighted-average remaining lease term — operating leases (a)		46.9 years
Weighted-average discount rate — operating leases		7.0%
Number of land lease arrangements		10
Lease term range		6 – 983 years
___________

(a)
Excludes a $7.0 million ROU land lease asset related to the student housing development project located in Swansea, United Kingdom as it has no future obligation during the remaining 983 year lease term.

Cash paid for operating lease liabilities included in the Net cash provided by operating activities for the six months ended June 30, 2019 was $0.2 million. There are no land finance leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the condensed consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of June 30, 2019 is as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$514
2020	736
2021	736
2022	736
2023	736
Thereafter	28,459
Total lease payments	31,917
Less: amount of lease payments representing interest	(22,525)
Present value of future lease payments/lease obligations	$9,392

Scheduled future lease payments (excluding amounts paid directly by tenants) for the five succeeding years subsequent to the year ended December 31, 2018 are $0.3 million each year, respectively, and $8.8 million thereafter.

CPA:18 – Global 6/30/2019 10-Q – 17

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage, student housing, and multi-family residential properties (our last multi-family residential investment was sold on January 29, 2019), is summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Land	$77,916	$77,984
Buildings and improvements	428,151	425,165
Less: Accumulated depreciation	(49,494)	(41,969)
	$456,573	$461,180

The carrying value of our Operating real estate — land, buildings and improvements decreased by $1.0 million from December 31, 2018 to June 30, 2019, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our operating real estate was $3.8 million and $4.3 million for the three months ended June 30, 2019 and 2018, respectively, and $7.6 million and $8.7 million for the six months ended June 30, 2019 and 2018, respectively.

For the three and six months ended June 30, 2019, Lease revenues — operating real estate totaled $17.3 million and $34.6 million, respectively. For the three and six months ended June 30, 2018, Lease revenues — operating real estate totaled $19.5 million and $38.5 million, respectively.

Dispositions of Operating Real Estate

During the six months ended June 30, 2019, we sold our last multi-family residential property, which was previously classified as held for sale at December 31, 2018 (Note 12).

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Six Months Ended June 30, 2019
Beginning balance	$152,106
Capitalized funds	52,346
Capitalized interest	3,375
Placed into service	(2,838)
Foreign currency translation adjustments	(701)
Ending balance	$204,288

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

During the six months ended June 30, 2019, total capitalized funds primarily related to our student housing development projects, which were comprised principally of initial funding of $11.1 million and construction draws of $41.2 million. Capitalized funds include accrued costs of $1.9 million, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes interest incurred during construction as well as amortization of the mortgage discount and deferred financing costs, which totaled $3.4 million during the six months ended June 30, 2019, which is a non-cash investing activity.

CPA:18 – Global 6/30/2019 10-Q – 18

Notes to Condensed Consolidated Financial Statements (Unaudited)

Placed into Service

During the six months ended June 30, 2019, a total of $2.8 million was placed into service, principally related to the remaining portion of two substantially completed student housing operating properties, which is a non-cash investing activity.

Ending Balance

At June 30, 2019, we had 13 open development projects, with aggregate unfunded commitments of approximately $326.5 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

Assets and Liabilities Held for Sale

Below is a summary of our properties held for sale (in thousands):

	June 30, 2019	December 31, 2018
Real estate — Land, buildings and improvements	$24,378	$—
Operating real estate — Land, buildings and improvements	—	26,277

In-place lease and other intangible assets	5,011	1,090
Accumulated depreciation and amortization	(6,532)	(3,759)
Assets held for sale, net	$22,857	$23,608

Non-recourse secured debt, net	$—	$24,250
Accounts payable, accrued expenses and other liabilities (a)	$(1,018)	$—
___________

(a)	Amount at June 30, 2019 includes a $0.9 million lease liability which will be transferred to the buyer upon completion of the sale.

At June 30, 2019, the remaining eight real estate properties in our Truffle portfolio were classified as Assets held for sale, net, with an aggregate carrying value of $22.9 million. These properties are encumbered by a non-recourse mortgage loan totaling $18.7 million at June 30, 2019, which will not be assumed by the buyer (Note 12).

At December 31, 2018, we had one multi-family residential property classified as Assets held for sale, net, with a carrying value of $23.6 million, which was encumbered at that date by a non-recourse mortgage loan of $24.3 million. This property was sold in January 2019 and the debt was transferred to the buyer upon sale (Note 12).

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

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of four self-storage facilities in Canada. This entity was jointly owned with a third party, which is also the general partner of the joint venture. On April 15, 2019, the joint-venture agreement was amended and our ownership interest in the joint venture increased from 90% to 100%. We continue to not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

CPA:18 – Global 6/30/2019 10-Q – 19

Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2019 and December 31, 2018, our total equity investment balance for these self-storage properties was $18.1 million and $18.8 million, respectively, which is included in Accounts receivable and other assets, net in the condensed consolidated financial statements. At June 30, 2019 and December 31, 2018, the joint venture had total third-party recourse debt of $32.1 million and $28.7 million, respectively. As of June 30, 2019, the unfunded commitments for the development projects totaled approximately $11.9 million, related to our equity investment.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our notes receivable (which are included in Accounts receivable and other assets, net in the condensed consolidated financial statements) and our Net investments in direct financing leases. Operating leases are not included in finance receivables. See Note 2 and Note 4 for information on ROU operating lease assets recognized on our condensed consolidated balance sheets.

Notes Receivable

At June 30, 2019, our notes receivable consisted of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. We have received and will continue to receive interest-only payments at a rate of 10% per annum on this loan through its maturity date. At both June 30, 2019 and December 31, 2018, the balance for this note receivable remained $28.0 million.

On April 9, 2019, we received full repayment totaling $36.0 million on the Mills Fleet Farm Group LLC mezzanine loan (“Mills Fleet”), which was the balance that remained at December 31, 2018.

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Lease payments receivable	$56,882	$58,353
Unguaranteed residual value	39,401	39,402
	96,283	97,755
Less: unearned income	(54,403)	(56,010)
	$41,880	$41,745

Interest income from direct financing leases was $0.9 million for both three months ended June 30, 2019 and 2018, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively, and is included in Lease revenues — net-leased in our condensed consolidated statements of operations.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of rents, and future CPI-based adjustments) under non-cancelable direct financing leases as of June 30, 2019 were as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$1,710
2020	3,466
2021	3,533
2022	3,610
2023	3,688
Thereafter	40,875
Total undiscounted cash flows	$56,882

CPA:18 – Global 6/30/2019 10-Q – 20

Notes to Condensed Consolidated Financial Statements (Unaudited)

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of rents, and future CPI-based adjustments) under non-cancelable direct financing leases as of December 31, 2018 were as follows (in thousands):

Years Ending December 31,	Total
2019	$3,375
2020	3,455
2021	3,523
2022	3,599
2023	3,677
Thereafter	40,724
Total undiscounted cash flows	$58,353

Credit Quality of Finance Receivables

As of both June 30, 2019 and December 31, 2018, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the six months ended June 30, 2019. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables is updated quarterly.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
1	—	—	$—	$—
2	2	2	15,666	15,705
3	2	2	29,768	29,751
4	1	2	24,446	60,243
5	—	—	—	—
	0		$69,880	$105,699

Note 6. Intangible Assets and Liabilities

In-place lease intangibles are included in In-place lease and other intangible assets in the condensed consolidated financial statements. Above-market rent intangibles are included in In-place lease and other intangible assets in the condensed consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

Goodwill is included in our Net Lease segment and included in Accounts receivable and other assets, net in the condensed consolidated financial statements. As a result of foreign currency translation adjustments, goodwill increased from $26.4 million as of December 31, 2018 to $26.6 million as of June 30, 2019.

CPA:18 – Global 6/30/2019 10-Q – 21

Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets and liabilities are summarized as follows (in thousands):

		June 30, 2019			December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	1 – 23	$248,042	$(128,340)	$119,702	$252,316	$(120,936)	$131,380
Below-market ground lease (a)	N/A	—	—	—	21,966	(1,719)	20,247
Above-market rent	5 – 30	10,361	(3,810)	6,551	11,178	(3,923)	7,255
		258,403	(132,150)	126,253	285,460	(126,578)	158,882
Indefinite-Lived Intangible Assets
Goodwill		26,626	—	26,626	26,354	—	26,354
Total intangible assets		$285,029	$(132,150)	$152,879	$311,814	$(126,578)	$185,236

Finite-lived Intangible Liabilities
Below-market rent	6 – 30	$(15,208)	$6,201	$(9,007)	$(15,309)	$5,651	$(9,658)
Above-market ground lease (a)	N/A	—	—	—	(105)	6	(99)
Total intangible liabilities		$(15,208)	$6,201	$(9,007)	$(15,414)	$5,657	$(9,757)
___________

(a)
In connection with our adoption of ASU 2016-02 (Note 2), in the first quarter of 2019, we prospectively reclassified below-market ground lease intangible assets and above-market ground lease intangible liabilities to be a component of ROU assets. These amounts are included within In-place lease and other intangibles in our condensed consolidated balance sheets.

Net amortization of intangibles, including the effect of foreign currency translation, was $5.9 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively, and $9.9 million for both the six months ended June 30, 2019 and 2018, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of in-place lease intangibles is included in Depreciation and amortization expense; and amortization of below-market and above-market ground lease intangibles (now classified as ROU assets within In-place lease and other intangible assets, as described above) is included in Property expenses.

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

CPA:18 – Global 6/30/2019 10-Q – 22

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

The valuation of our derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves, spot and forward rates, and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative instruments for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and six months ended June 30, 2019 and 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our condensed consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse secured debt, net (a) (b)	3	$1,213,274	$1,253,540	$1,237,427	$1,257,032
Notes receivable (c)	3	28,000	30,200	63,954	66,154
___________

(a)
As of June 30, 2019 and December 31, 2018, the carrying value of Non-recourse secured debt, net includes unamortized deferred financing costs of $6.1 million and $6.9 million, respectively. As of June 30, 2019 and December 31, 2018, the carrying value of Non-recourse secured debt, net, includes unamortized premium, net of $2.1 million and $1.3 million, respectively (Note 9).

(b)
We determined the estimated fair value of our Non-recourse secured debt, net using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both June 30, 2019 and December 31, 2018.

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

CPA:18 – Global 6/30/2019 10-Q – 23

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our condensed consolidated statements of operations. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our condensed consolidated financial statements. As of both June 30, 2019 and December 31, 2018, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Foreign currency forward contracts	Accounts receivable and other assets, net	$1,493	$2,011	$—	$—
Foreign currency collars	Accounts receivable and other assets, net	944	750	—	—
Interest rate swaps	Accounts receivable and other assets, net	89	808	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,213)	(529)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(192)	(622)
		2,526	3,569	(2,405)	(1,151)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(16)	(115)
		—	—	(16)	(115)
Total derivatives		$2,526	$3,569	$(2,421)	$(1,266)

CPA:18 – Global 6/30/2019 10-Q – 24

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Interest rate swaps	$(1,528)	$363	$(2,415)	$1,520
Foreign currency forward contracts	(361)	427	(518)	(202)
Foreign currency collars	(84)	2,626	721	1,421
Interest rate cap	2	2	3	20
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	(19)	80	(18)	(46)
Foreign currency forward contracts	15	23	15	—
Total	$(1,975)	$3,521	$(2,212)	$2,713
___________

(a)	The changes in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Other gains and (losses)	$338	$237	$684	$459
Foreign currency collars	Other gains and (losses)	39	(26)	50	(180)
Interest rate swaps	Interest expense	22	(76)	49	(159)
Interest rate cap	Interest expense	(3)	(8)	(6)	(39)
Total		$396	$127	$777	$81

Amounts reported in Other comprehensive income (loss) related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of June 30, 2019, we estimated that an additional $0.4 million and $1.1 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

CPA:18 – Global 6/30/2019 10-Q – 25

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign currency collars	Other gains and (losses)	$(5)	$56	$113	$(95)
Interest rate swaps	Interest expense	—	(41)	—	(47)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	13	(1)	12	5
Foreign currency collars	Other gains and (losses)	—	(5)	7	(15)
Total		$8	$9	$132	$(152)

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse secured debt and, as a result, we have entered into, and may continue to enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of June 30, 2019 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2019 (a)
Interest rate swaps	10	98,593	USD	$(2,065)
Interest rate swap	1	9,544	EUR	(59)
Interest rate cap	1	5,700	USD	—
				$(2,124)
___________

(a)	Fair value amount is based on the exchange rate of the euro as of June 30, 2019, as applicable.

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

CPA:18 – Global 6/30/2019 10-Q – 26

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations as of June 30, 2019 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2019
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	11	4,312	EUR	$1,205
Foreign currency collars	31	21,180	EUR	451
Foreign currency forward contracts	5	7,277	NOK	235
Foreign currency collars	20	40,150	NOK	217
Designated as Net Investment Hedging Instruments
Foreign currency collars	2	9,350	NOK	84
Foreign currency forward contracts	1	2,568	NOK	53
Not Designated as Hedging Instruments
Foreign currency collars	1	1,500	EUR	(16)
				$2,229

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2019. At June 30, 2019, our total credit exposure was $2.2 million and the maximum exposure to any single counterparty was $1.6 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of June 30, 2019, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.4 million and $1.3 million as of June 30, 2019 and December 31, 2018, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of June 30, 2019 or December 31, 2018, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.5 million and $1.4 million, respectively.

Note 9. Non-Recourse Secured Debt, Net

Non-recourse secured debt, net is collateralized by the assignment of real estate properties. As of June 30, 2019, our debt bore interest at fixed annual rates ranging from 1.7% to 5.8% and variable contractual annual rates ranging from 1.6% to 8.2%, with maturity dates ranging from 2019 to 2039.

Financing Activity During 2019

On March 4, 2019, we obtained a construction loan of $51.7 million for a student housing development project located in Austin, Texas. The loan bears a variable interest rate on outstanding drawn balances (4.6% at June 30, 2019), and is scheduled to mature in March 2023. We have the option to extend this loan one year from the original maturity date to March 2024. As of June 30, 2019, we had drawn $5.0 million on the construction loan.

CPA:18 – Global 6/30/2019 10-Q – 27

Notes to Condensed Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$81,312
2020	87,142
2021	163,897
2022	119,067
2023	161,215
Thereafter through 2039	604,628
Total principal payments	1,217,261
Unamortized deferred financing costs	(6,084)
Unamortized premium, net	2,097
Total	$1,213,274

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2019.

The carrying value of our Non-recourse secured debt, net increased by $0.1 million in the aggregate from December 31, 2018 to June 30, 2019, reflecting the impact of the weakening of the U.S. dollar relative to certain foreign currencies (primarily the Norwegian krone) during the same period (Note 2).

Debt Covenants

As of June 30, 2019, we remained in breach of the debt service coverage ratio covenant on our Fortenova (formerly Agrokor) mortgage loan, given historical rent collection issues. During the second quarter, we restructured the lease agreement with Fortenova to reduce contractual rents and entered into a payment plan to collect approximately 50% of unpaid back rents plus VAT, which will be paid in ten monthly installments beginning in July 2019. Although we were in compliance with the debt service coverage ratio requirement in June 2019, the breach will be cured once rental receipts are received for six consecutive months.

Note 10. Commitments and Contingencies

As of June 30, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our condensed consolidated financial position or results of operations.

See Note 4 for unfunded construction commitments.

CPA:18 – Global 6/30/2019 10-Q – 28

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings Per Share and Equity

Basic and Diluted Earnings Per Share

The following table presents earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Earnings Per Share
Class A common stock	116,210,773	$2,442	$0.02	113,010,970	$(213)	$—
Class C common stock	32,058,663	636	0.02	31,593,597	(121)	—
Net income (loss) attributable to CPA:18 – Global		$3,078			$(334)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	115,855,895	$14,095	$0.12	112,564,943	$7,901	$0.07
Class C common stock	31,969,341	3,810	0.12	31,517,919	2,092	0.07
Net income attributable to CPA:18 – Global		$17,905			$9,993

The allocation of Net income (loss) attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation includes interest expense related to accretion of interest on the annual distribution and shareholder servicing fee liability of less than or equal to $0.1 million for both the three and six months ended June 30, 2019 and 2018, respectively (Note 3).

Distributions

For the three months ended June 30, 2019, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1376 per share for our Class C common stock, which was paid on July 15, 2019 to stockholders of record on June 28, 2019, in the amount of $22.5 million.

CPA:18 – Global 6/30/2019 10-Q – 29

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,977	$(56,892)	$(54,915)
Other comprehensive income before reclassifications	(1,575)	3,658	2,083
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(377)	—	(377)
Interest expense	(19)	—	(19)
Net current-period other comprehensive income	(1,971)	3,658	1,687
Net current-period other comprehensive income attributable to noncontrolling interests	—	(331)	(331)
Ending balance	$6	$(53,565)	$(53,559)

	Three Months Ended June 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,741)	$(22,170)	$(23,911)
Other comprehensive loss before reclassifications	3,545	(22,582)	(19,037)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(211)	—	(211)
Interest expense	84	—	84
Net current-period other comprehensive loss	3,418	(22,582)	(19,164)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	2,326	2,326
Ending balance	$1,677	$(42,426)	$(40,749)

	Six Months Ended June 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,215	$(52,808)	$(50,593)
Other comprehensive loss before reclassifications	(1,432)	(584)	(2,016)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(734)	—	(734)
Interest expense	(43)	—	(43)
Net current-period other comprehensive loss	(2,209)	(584)	(2,793)
Net current-period other comprehensive income attributable to noncontrolling interests	—	(173)	(173)
Ending balance	$6	$(53,565)	$(53,559)

CPA:18 – Global 6/30/2019 10-Q – 30

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,082)	$(32,130)	$(33,212)
Other comprehensive loss before reclassifications	2,840	(11,005)	(8,165)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(279)	—	(279)
Interest expense	198	—	198
Net current-period other comprehensive loss	2,759	(11,005)	(8,246)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	709	709
Ending balance	$1,677	$(42,426)	$(40,749)

See Note 8 for additional information on our derivative activity recognized within Other comprehensive income (loss) for the periods presented.

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

Operating Real Estate — Land, Buildings and Improvements

On January 29, 2019, we sold our 97% interest that we held in our last multi-family residential property, located in Fort Walton Beach, Florida, to one of our joint venture partners for total proceeds of $13.1 million, net of closing costs, and recognized a gain on sale of $15.4 million (which includes a $2.9 million gain attributable to noncontrolling interests). The buyer assumed the related non-recourse mortgage loan outstanding on this property totaling $24.2 million.

Real Estate — Land, Buildings and Improvements

During the six months ended June 30, 2019, we sold three properties in our Truffle portfolio, for total proceeds of $7.3 million, net of closing costs, and recognized a gain on sale of $1.9 million. Additionally, we repaid $4.4 million at closing towards the non-recourse mortgage loan encumbering our Truffle portfolio (amounts are based on the exchange rate of the British pound sterling at the date of sale).

Additionally, at June 30, 2019, the remaining eight properties in our Truffle portfolio were classified as Assets held for sale, net, with an aggregate carrying value of $22.9 million. These properties are encumbered by a non-recourse mortgage loan totaling $18.7 million at June 30, 2019, which will not be assumed by the buyer.

CPA:18 – Global 6/30/2019 10-Q – 31

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Segment Reporting

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is comprised of our investments in student housing development projects, student housing operating properties and multi-family residential properties (our last property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Lease
Revenues (a) (b)	$30,731	$33,299	$61,723	$66,291
Operating expenses (b)	(18,638)	(19,307)	(35,949)	(38,426)
Interest expense	(8,694)	(9,002)	(17,430)	(17,860)
Gain on sale of real estate, net	650	—	1,547	—
Other gains and (losses)	503	1,555	546	5,906
Benefit from income taxes	1,366	88	1,006	233
Net income attributable to noncontrolling interests	(45)	(485)	(254)	(579)
Net income attributable to CPA:18 – Global	$5,873	$6,148	$11,189	$15,565
Self Storage
Revenues	$15,167	$14,398	$30,006	$28,371
Operating expenses	(8,872)	(8,762)	(17,617)	(18,111)
Interest expense	(3,450)	(3,288)	(6,876)	(6,382)
Other gains and (losses) (c)	(607)	(266)	(1,275)	(745)
Provision for income taxes	(11)	(28)	(44)	(55)
Net income attributable to CPA:18 – Global	$2,227	$2,054	$4,194	$3,078
Other Operating Properties
Revenues	$2,307	$5,911	$4,929	$11,601
Operating expenses	(1,544)	(4,194)	(3,178)	(8,356)
Interest expense	166	(923)	46	(1,828)
Gain on sale of real estate, net	—	—	14,514	—
Other gains and (losses)	(5)	151	(44)	152
(Provision for) benefit from income taxes	(356)	47	(379)	60
Net loss (income) attributable to noncontrolling interests	50	—	(2,739)	8
Net income attributable to CPA:18 – Global	$618	$992	$13,149	$1,637
All Other
Revenues	$822	$1,795	$2,655	$3,575
Operating expenses	—	(1)	(1)	(2)
Net income attributable to CPA:18 – Global	$822	$1,794	$2,654	$3,573
Corporate
Unallocated Corporate Income and Expenses (d)	$(4,357)	$(8,492)	$(9,328)	$(9,125)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(2,105)	$(2,830)	$(3,953)	$(4,735)
Total Company
Revenues	$49,027	$55,403	$99,321	$109,838
Operating expenses	(34,021)	(37,119)	(66,293)	(74,389)
Interest expense	(12,044)	(13,294)	(24,401)	(26,224)
Gain on sale of real estate, net	650	—	16,058	—
Other gains and (losses) (c)	699	(2,307)	223	5,361
Benefit from (provision for) income taxes	867	298	(57)	713
Net income attributable to noncontrolling interests	(2,100)	(3,315)	(6,946)	(5,306)
Net income (loss) attributable to CPA:18 – Global	$3,078	$(334)	$17,905	$9,993

CPA:18 – Global 6/30/2019 10-Q – 32

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Total Assets
	June 30, 2019	December 31, 2018
Net Lease	$1,436,469	$1,461,385
Self Storage	377,486	386,682
Other Operating Properties	338,179	313,925
Corporate	81,486	78,099
All Other	28,219	64,462
Total Company	$2,261,839	$2,304,553
__________

(a)
We recognized straight-line rent adjustments of $0.8 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively, and $1.7 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively, which increased Lease revenues — net-leased within our condensed consolidated financial statements for each period.

(b)
For the six months ended June 30, 2018, we recorded bad debt expense of $2.1 million to Property expenses in the condensed consolidated statements of operations as a result of financial difficulties and uncertainty regarding future rent collections from our tenant Fortenova. As part of our adoption of ASU 2016-02 in the first quarter of 2019, any lease payments that are not determined to be probable of collection were recognized within lease revenues (Note 2). In addition, we restructured the lease with the tenant during the three months ended June 30, 2019 (Note 9).

(c)	Includes Equity in losses of equity method investment in real estate.

(d)
Included in unallocated corporate income and expenses are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments.

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

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a publicly owned, non-traded REIT that invests in a diversified portfolio of income-producing commercial properties leased to companies, and other real estate-related assets, both domestically and outside the United States. In addition, our portfolio includes self-storage, student housing, and multi-family residential investment. Our last multi-family residential investment was sold on January 29, 2019. and after that date we no longer earn any revenue from multi-family residential properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We derive self-storage revenue from rents received from customers who rent storage space primarily under month-to-month leases for personal or business use. We earn student housing and multi-family residential revenue primarily from leases of one year or less with the individual students and tenants, respectively. Revenue is subject to fluctuation because of the timing of new transactions, completion of build-to-suit and development projects, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

CPA:18 – Global 6/30/2019 10-Q – 33

Significant Developments

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt (all provided by an independent third party) and for other relevant factors. Since our quarterly NAVs are not based on an appraisal of our full portfolio, to the extent any new quarterly NAV adjustments are within 1% of our previously disclosed NAVs, our quarterly NAVs will remain unchanged. We monitor properties not appraised during the quarter to identify any that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. Costs associated with our development projects (which are not yet generating income) are not appraised quarterly and carried at cost. These costs are included in Real estate under construction in our condensed consolidated financial statements. Our NAVs as of March 31, 2019 were $8.73 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated May 22, 2019 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of June 30, 2019 during the third quarter of 2019.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. As of June 30, 2019, the liability balance for the distribution and shareholder servicing fee was $2.9 million.

Financial Highlights

During the six months ended June 30, 2019, we completed the following, as further described in the condensed consolidated financial statements.

Acquisition Activity

We entered into a new student-housing development project transaction for an aggregate amount of $29.7 million (amount based on the exchange rate of the euro on the acquisition date), inclusive of unfunded future commitments and acquisition related costs and fees (Note 4).

Disposition Activity

Operating Real Estate — During the six months ended June 30, 2019, we sold our 97% interest in our last multi-family residential property to one of our joint venture partners for total proceeds of $13.1 million, net of closing costs, and recognized a gain on sale of $15.4 million (which includes a $2.9 million gain attributable to noncontrolling interests). The buyer assumed the related mortgage loan outstanding on this property totaling $24.2 million (Note 12).

Real Estate — During the six months ended June 30, 2019, we sold three properties in our Truffle portfolio for total proceeds of $7.3 million, net of closing costs, and recognized a gain on sale of $1.9 million (amounts based on the exchange rate of the British pound sterling at the date of sale). At closing we repaid $4.4 million towards the non-recourse mortgage loan encumbering our Truffle portfolio. In addition, at June 30, 2019, the remaining eight properties in our Truffle portfolio have been classified as Assets held for sale, net with a carrying value of $22.9 million (Note 12).

Financing Activity

On March 4, 2019, we obtained a construction loan of $51.7 million for a student housing development project located in Austin, Texas. The loan bears a variable interest rate on outstanding drawn balances (4.6% at June 30, 2019) and is scheduled to mature in March 2023. We have the option to extend this loan one year from the original maturity date to March 2024. As of June 30, 2019, we had drawn $5.0 million on the construction loan (Note 9).

CPA:18 – Global 6/30/2019 10-Q – 34

Consolidated Results

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$49,027	$55,403	$99,321	$109,838
Net income (loss) attributable to CPA:18 – Global	3,078	(334)	17,905	9,993

Cash distributions paid	22,415	21,844	44,679	43,530

Net cash provided by operating activities			42,029	44,960
Net cash used in investing activities			(7,449)	(81,716)
Net cash (used in) provided by financing activities			(43,881)	63,940

Supplemental financial measures (a):
FFO attributable to CPA:18 – Global	17,876	15,153	34,304	41,573
MFFO attributable to CPA:18 – Global	16,607	16,392	32,283	33,959
Adjusted MFFO attributable to CPA:18 – Global	16,134	15,995	32,151	33,090
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

Revenues and Net Income (Loss) Attributable to CPA:18 – Global

Total revenues decreased for the three and six months ended June 30, 2019 as compared to the same periods in 2018, primarily as a result of our dispositions and the impact of foreign currency exchange rates, partially offset by two student housing operating properties placed into service, subsequent to June 30, 2018.

Net income (loss) attributable to CPA:18 – Global increased for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to reduced property expenses resulting from our properties sold or transferred subsequent to June 30, 2018. Also contributing to the increase were foreign currency transaction losses recognized during the three months ended June 30, 2018. Lastly, there was a decrease in interest expense during the three months ended June 30, 2019, as well as an increase in benefit from income taxes.

Net income attributable to CPA:18 – Global increased for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the gain on sale of real estate recognized during the current period (Note 12). This increase was partially offset by the gain recognized during the six months ended June 30, 2018 as a result of excess insurance proceeds received for a rebuild of a property that was damaged by a tornado in 2017. Additionally, there was an increase in net income attributable to noncontrolling interests, primarily due to the sale of our joint venture multi-family residential property, located in Fort Walton Beach, Florida (Note 12).

CPA:18 – Global 6/30/2019 10-Q – 35

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO increased for the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to a decrease in foreign currency losses related to our international investments recognized during the three months ended June 30, 2019, partially offset by excess insurance proceeds received for a rebuild of a property that was damaged by a tornado in 2017 during the three months ended June 30, 2018.

FFO decreased for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to a decrease in revenue as a result of the property dispositions subsequent to June 30, 2018, as well as excess insurance proceeds recognized during 2018. These decreases were partially offset by a decrease in property expenses resulting from our properties sold or transferred subsequent to June 30, 2018, as well as the capitalization of interest expense on development projects.

MFFO and Adjusted MFFO increased for the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to capitalization of interest expense on development projects and lower property expenses as a result of properties sold or transferred, offset by the foreign currency impact as a result of the weakening of the euro in relation to the U.S. dollar.

MFFO and Adjusted MFFO decreased for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to the impact of properties sold subsequent to June 30, 2018, and the foreign currency impact as a result of the weakening of the euro in relation to the U.S. dollar, partially offset by the capitalization of interest expense on development projects.

CPA:18 – Global 6/30/2019 10-Q – 36

Portfolio Overview

We hold a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We make investments both domestically and internationally. In addition, our portfolio includes self-storage, student housing, and multi-family residential (our last multi-family residential investment was sold on January 29, 2019) investments for the periods presented below. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased and operating, jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	June 30, 2019	December 31, 2018
Number of net-leased properties (a)	54	57
Number of operating properties (b)	84	84
Number of tenants (a)	87	93
Total square footage (in thousands)	15,488	15,660
Occupancy — Single-tenant	97.9%	98.3%
Occupancy — Multi-tenant	95.2%	96.1%
Weighted-average lease term — Single-tenant properties (in years)	9.6	10.2
Weighted-average lease term — Multi-tenant properties (in years)	5.6	6.6
Number of countries	12	12
Total assets (consolidated basis in thousands)	$2,261,839	$2,304,553
Net investments in real estate (consolidated basis in thousands)	1,946,308	1,936,236
Debt, net — pro rata (in thousands)	1,137,828	1,156,060

	Six Months Ended June 30,
(dollars in thousands, except exchange rates)	2019	2018
Acquisition volume — consolidated (c)	$29,736	$123,996
Acquisition volume — pro rata (d)	29,736	123,218
Financing obtained — consolidated	16,096	129,616
Financing obtained — pro rata	17,652	128,406
Average U.S. dollar/euro exchange rate	1.1297	1.2108
Average U.S. dollar/Norwegian krone exchange rate	0.1161	0.1262
Average U.S. dollar/British pound sterling exchange rate	1.2931	1.3764
Change in the U.S. CPI (e)	1.9%	2.2%
Change in the Harmonized Index of Consumer Prices (e)	1.3%	1.2%
Change in the Norwegian CPI (e)	0.7%	2.2%
__________

(a)
Represents our single-tenant and multi-tenant properties, and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum annualized base rent (“ABR”) for the property. See Terms and Definitions below for a description of ABR.

(b)
As of June 30, 2019, our operating portfolio consisted of 69 self-storage properties, 13 student housing development projects and two student housing operating properties, all of which are managed by third parties. Our operating portfolio also includes a self-storage development project.

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

CPA:18 – Global 6/30/2019 10-Q – 37

The tables below present information about our portfolio on a pro rata basis as of June 30, 2019. See Terms and Definitions below for a description of pro rata metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI	Percent
Net-Leased
Office	$19,346	32%
Hospitality	7,111	12%
Warehouse	6,496	10%
Industrial	5,725	9%
Retail	4,173	7%
Net-Leased Total	$42,851	70%

Operating
Self Storage	18,430	30%
Operating Total	$18,430	30%
Total	$61,281	100%

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI	Percent
United States
South	$14,737	24%
Midwest	12,058	20%
West	6,182	10%
East	4,771	8%
U.S. Total	$37,748	62%

International
Norway	5,771	9%
Germany	5,146	8%
Netherlands	3,728	6%
Mauritius	2,526	5%
Poland	2,131	3%
Croatia	1,638	3%
United Kingdom	1,189	2%
Slovakia	1,124	2%
Canada	280	—%
International Total	$23,533	38%
Total	$61,281	100%

CPA:18 – Global 6/30/2019 10-Q – 38

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Fentonir Trading & Investments Limited (a)	Hotel	Hotel, Gaming, and Leisure	Munich and Stuttgart, Germany	$3,738	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging and Glass	University Park, Illinois	3,106	5%
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	2,760	5%
Albion Resorts (Club Med) (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	2,525	4%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	2,201	4%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	2,131	3%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	1,933	3%
Orbital ATK, Inc.	Office	Metals and Mining	Plymouth, Minnesota	1,926	3%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	1,778	3%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	1,729	3%
Total				$23,827	39%
__________

(a)	Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

CPA:18 – Global 6/30/2019 10-Q – 39

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of June 30, 2019. See Terms and Definitions below for a description of pro rata metrics, Stabilized NOI and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	Stabilized NOI	Percent
Hotel, Gaming, and Leisure	$7,111	17%
Banking	4,892	11%
Grocery	4,173	11%
Containers, Packaging, and Glass	3,106	8%
Insurance	2,200	5%
Retail	2,148	5%
Capital Equipment	2,099	5%
Metals and Mining	1,926	4%
Utilities: Electric	1,895	4%
Media: Advertising, Printing, and Publishing	1,835	4%
Sovereign and Public Finance	1,729	4%
Automotive	1,418	3%
Business Services	1,354	3%
Healthcare and Pharmaceuticals	1,124	3%
High Tech Industries	1,108	3%
Oil and Gas	968	2%
Construction and Building	762	2%
Non-Durable Consumer Goods	570	1%
Telecommunications	537	1%
Electricity	525	1%
Wholesale	500	1%
Cargo Transportation	483	1%
Other (a)	388	1%
Total	$42,851	100%
__________

(a)	Includes Stabilized NOI from tenants in the following industries: durable consumer goods and environmental industries.

CPA:18 – Global 6/30/2019 10-Q – 40

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a) (b)	Number of Leases Expiring	ABR	Percent
Remaining 2019	6	$1,785	2%
2020	6	967	1%
2021	5	1,211	1%
2022	3	220	—%
2023	17	16,028	17%
2024	11	5,368	6%
2025	8	5,410	6%
2026	8	6,973	8%
2027	8	6,269	7%
2028	5	5,323	6%
2029	4	9,052	10%
2030	5	4,194	4%
2031	4	4,792	5%
2032	3	8,177	9%
Thereafter (>2032)	12	16,840	18%
Total	105	$92,609	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	These maturities also include our multi-tenant properties, which generally have a shorter duration than our single-tenant properties, and on a combined basis represent pro rata ABR of $2.9 million.

Lease Composition and Leasing Activities

As of June 30, 2019, approximately 50.7% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 45.2% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 2.2% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro.

CPA:18 – Global 6/30/2019 10-Q – 41

Operating Properties

As of June 30, 2019, our operating portfolio consisted of 69 self-storage properties, 13 student housing development projects and two student housing operating properties. As of June 30, 2019, our operating portfolio was comprised as follows (square footage in thousands):

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

CPA:18 – Global 6/30/2019 10-Q – 42

Build-to-Suit and Development Projects

As of June 30, 2019, we had the following consolidated development projects, including joint ventures, which remain under construction (dollars in thousands):

Estimated Completion Date	Property Type	Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b) (c)	Amount Funded (b) (c)
Q3 2019	Student Housing	Barcelona, Spain	98.7%	1	112,980	$26,389	$25,899
Q3 2020	Student Housing	Malaga, Spain	100.0%	2	230,329	39,644	6,931
Q3 2020	Student Housing	Austin, Texas	90.0%	1	185,720	74,469	27,411
Q3 2020	Student Housing	Coimbra, Portugal	98.5%	1	135,076	25,143	9,168
Q3 2020	Student Housing	San Sebastian, Spain	100.0%	1	126,075	34,440	12,143
Q3 2020	Student Housing	Porto, Portugal	98.5%	1	102,112	23,256	5,607
Q3 2020	Student Housing	Barcelona, Spain	100.0%	3	77,504	29,857	13,055
Q1 2021	Student Housing	Seville, Spain	75.0%	1	163,477	41,881	12,406
Q3 2021	Student Housing	Bilbao, Spain	100.0%	1	179,279	49,747	10,096
Q3 2021	Student Housing	Swansea, United Kingdom (d)	97.0%	1	176,496	64,482	21,122
Q3 2021	Student Housing	Valencia, Spain	98.7%	1	100,423	25,528	6,538
Q3 2021	Student Housing	Pamplona, Spain	100.0%	1	91,363	28,428	9,438
Q3 2021	Student Housing	Granada, Spain	98.5%	1	75,557	22,025	3,993
				16	1,756,391	$485,289	163,807
Third-party contributions (e)							(7,120)
Total							$156,687
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)	Amounts related to our 12 international development projects are denominated in a foreign currency. For these projects, amounts are based on their applicable exchange rates as of June 30, 2019.

(c)	Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)	Amount funded for the project includes a $7.0 million ROU land lease asset that is included in In-place lease and other intangible assets on our condensed consolidated balance sheets.

(e)	Amount represents the funds contributed from our joint-venture partners.

CPA:18 – Global 6/30/2019 10-Q – 43

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of June 30, 2019. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

CPA:18 – Global 6/30/2019 10-Q – 44

Reconciliation of Net Income (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (GAAP)	$5,178	$2,981	$24,851	$15,299
Adjustments:
Depreciation and amortization	17,180	16,892	32,552	34,524
Interest expense	12,044	13,294	24,401	26,224
Other gains and (losses)	(1,302)	2,072	(1,474)	(5,920)
Gain on sale of real estate, net	(650)	—	(16,058)	—
Equity in losses of equity method investment in real estate	603	235	1,251	559
(Benefit from) provision for income taxes	(867)	(298)	57	(713)
NOI related to noncontrolling interests (1)	(3,247)	(3,273)	(6,341)	(6,461)
NOI related to equity method investment in real estate (2)	48	132	187	236
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$28,987	$32,035	$59,426	$63,748

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(2,100)	$(3,315)	$(6,946)	$(5,306)
Available Cash Distributions to a related party	2,105	2,830	3,953	4,735
Depreciation and amortization	(2,006)	(1,681)	(3,616)	(3,409)
Interest expense	(1,176)	(1,220)	(2,432)	(2,446)
Other gains and (losses)	(105)	9	(215)	(131)
Gain on sale of real estate, net	—	—	2,874	—
Benefit from income taxes	35	104	41	96
NOI related to noncontrolling interests	$(3,247)	$(3,273)	$(6,341)	$(6,461)

(2) NOI related to equity method investment in real estate:
Equity in losses of equity method investment in real estate (GAAP)	$(603)	$(235)	$(1,251)	$(559)
Depreciation and amortization	190	118	503	281
Interest expense	407	261	848	531
Other gains and (losses)	(9)	1	(15)	9
Benefit from (provision for) income taxes	63	(13)	102	(26)
NOI related to equity method investment in real estate	$48	$132	$187	$236

CPA:18 – Global 6/30/2019 10-Q – 45

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net-leased	$21,607	$22,071	$42,851	$44,144
Self storage	9,330	9,057	18,430	17,741
Other operating properties	—	3,145	—	6,078
Stabilized NOI	30,937	34,273	61,281	67,963
Other NOI:
Corporate (a)	(5,099)	(5,212)	(9,715)	(10,061)
Straight-line rent adjustments	926	1,293	1,900	2,469
Notes receivable	822	1,794	2,654	3,573
Disposed properties	(109)	—	240	—
	(3,460)	(2,125)	(4,921)	(4,019)
Recently-opened operating properties (b)	1,669	—	3,319	—
Build-to-Suit and Development Projects (c)	(159)	(113)	(253)	(196)
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$28,987	$32,035	$59,426	$63,748
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

CPA:18 – Global 6/30/2019 10-Q – 46

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

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income (loss) attributable to CPA:18 – Global (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Existing Net-Leased Properties
Lease revenues	$29,295	$31,004	$(1,709)	$59,304	$61,743	$(2,439)
Depreciation and amortization	(13,104)	(11,480)	(1,624)	(24,274)	(22,938)	(1,336)
Reimbursable tenant costs	(3,155)	(3,445)	290	(7,078)	(6,550)	(528)
Property expenses	(1,803)	(2,457)	654	(3,401)	(5,350)	1,949
Property level contribution	11,233	13,622	(2,389)	24,551	26,905	(2,354)
Existing Operating Properties
Operating property revenues	15,166	14,399	767	30,004	28,372	1,632
Operating property expenses	(5,883)	(5,542)	(341)	(11,698)	(11,035)	(663)
Depreciation and amortization	(2,984)	(3,067)	83	(5,895)	(6,864)	969
Property level contribution	6,299	5,790	509	12,411	10,473	1,938
Recently Acquired Operating Properties
Operating property revenues	2,306	—	2,306	4,574	—	4,574
Depreciation and amortization	(769)	—	(769)	(1,694)	—	(1,694)
Operating property expenses	(727)	(116)	(611)	(1,320)	(116)	(1,204)
Property level contribution	810	(116)	926	1,560	(116)	1,676
Properties Sold, Held for Sale, or Transferred
Lease revenues	814	2,088	(1,274)	1,719	4,146	(2,427)
Operating property revenues	—	5,911	(5,911)	355	11,601	(11,246)
Depreciation and amortization	(323)	(2,345)	2,022	(689)	(4,722)	4,033
Property expenses	(234)	(859)	625	(419)	(1,603)	1,184
Reimbursable tenant costs	(75)	(278)	203	(175)	(496)	321
Operating property expenses	(5)	(2,562)	2,557	(63)	(5,228)	5,165
Property level contribution	177	1,955	(1,778)	728	3,698	(2,970)
Property Level Contribution	18,519	21,251	(2,732)	39,250	40,960	(1,710)
Add other income:
Interest income and other	1,446	2,001	(555)	3,365	3,976	(611)
Less other expenses:
Asset management fees	(2,859)	(3,151)	292	(5,728)	(6,025)	297
General and administrative	(2,100)	(1,817)	(283)	(3,859)	(3,462)	(397)
	15,006	18,284	(3,278)	33,028	35,449	(2,421)
Other Income and Expenses
Interest expense	(12,044)	(13,294)	1,250	(24,401)	(26,224)	1,823
Other gains and (losses)	1,302	(2,072)	3,374	1,474	5,920	(4,446)
Gain on sale of real estate, net	650	—	650	16,058	—	16,058
Equity in losses of equity method investment in real estate	(603)	(235)	(368)	(1,251)	(559)	(692)
	(10,695)	(15,601)	4,906	(8,120)	(20,863)	12,743
Income before income taxes	4,311	2,683	1,628	24,908	14,586	10,322
Benefit from (provision for) income taxes	867	298	569	(57)	713	(770)
Net Income	5,178	2,981	2,197	24,851	15,299	9,552
Net income attributable to noncontrolling interests	(2,100)	(3,315)	1,215	(6,946)	(5,306)	(1,640)
Net Income (Loss) Attributable to CPA:18 – Global	$3,078	$(334)	$3,412	$17,905	$9,993	$7,912

CPA:18 – Global 6/30/2019 10-Q – 47

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses, reimbursable tenant costs, and depreciation and amortization. Reimbursable tenant costs (revenues) are now included within Lease revenues in the condensed consolidated statements of operations (Note 2). We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income attributable to CPA:18 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2018 and were not sold during the periods presented. For the periods presented, there were 46 existing net-leased properties.

For both the three and six months ended June 30, 2019 compared to the same periods in 2018, property level contribution from existing net-leased properties decreased by $2.4 million, primarily due to an increase in depreciation and amortization expense and a decrease in lease revenues, partially offset by a decrease in property expenses. The increase in depreciation and amortization is due to accelerated amortization of in-place lease intangibles as a result of a lease restructuring at one of our properties. The decrease in lease revenues is primarily due to foreign currency impact, whereas the decrease in property expenses is due to reduced reserves related to our Fortenova investment.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2018 and were not sold during the periods presented. For the periods presented, there were 65 existing operating properties.

For the three months ended June 30, 2019 compared to the same period in 2018, property level contribution from existing operating properties increased by $0.5 million. Both operating revenues and operating expenses increased by $0.8 million and $0.3 million, respectively, with the increase in revenues primarily due to increased market rents.

For the six months ended June 30, 2019 compared to the same period in 2018, property level contribution from existing operating properties increased by $1.9 million. Both operating revenues and operating expenses increased by $1.6 million and $0.7 million, respectively, with the increase in revenues primarily due to increased market rents. In addition, depreciation and amortization expense decreased $1.0 million, primarily due to certain in-place lease intangible assets becoming fully amortized subsequent to June 30, 2018.

Recently Acquired Operating Properties

Recently acquired operating properties are those that were acquired or placed into service subsequent to December 31, 2017. For the periods presented, there were 13 student housing development projects under construction and two student housing operating properties that were placed into service during 2018. As a result of the two student housing operating properties being placed into service subsequent to June 30, 2018, operating revenues for recently acquired operating properties exceeded operating expenses by $1.6 million and $3.3 million for the three and six months ended June 30, 2019, respectively, and depreciation and amortization expense totaled $0.8 million and $1.7 million, respectively.

Properties Sold, Held for Sale, or Transferred

During the three months ended June 30, 2019, we sold two properties in our Truffle portfolio. During the six months ended June 30, 2019, we sold our last multi-family residential property located in Fort Walton Beach, Florida, as well as a retail building located in Edinburgh, United Kingdom (which was included in our Truffle portfolio (Note 12)).

In addition, at June 30, 2019, we classified the remaining eight properties in our Truffle portfolio as Assets held for sale, net (Note 4).

CPA:18 – Global 6/30/2019 10-Q – 48

In 2018, we sold five domestic multi-family residential properties, as well as an office building located in Utrecht, the Netherlands. In addition, as a result of a settlement agreement with our political risk insurer related to a development project in Accra, Ghana, we transferred the right to collect for tenant default damages to the insurer.

Interest Income and Other

For both the three and six months ended June 30, 2019 as compared to the same periods in 2018, interest income and other decreased by $0.6 million, primarily due to the Mills Fleet loan repayment during the three months ended June 30, 2019 (Note 5).

Asset Management Fees

For both the three and six months ended June 30, 2019 as compared to the same periods in 2018, asset management fees decreased by $0.3 million, primarily due to a decrease in the asset base from which our Advisor earns a fee as a result of the dispositions subsequent to June 30, 2018 (Note 3).

General and Administrative

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, general and administrative expenses increased by $0.3 million and $0.4 million, respectively, primarily due to an increase in professional fees and reimbursable costs allocated from our Advisor (Note 3).

Other Income and Expenses

Interest Expense

Our interest expense is directly impacted by the mortgage loans or other financings obtained, assumed, or extinguished in connection with our investing and disposition activity (Note 9). For the three and six months ended June 30, 2019 as compared to 2018, interest expense decreased by $1.3 million and $1.8 million, respectively, primarily due to an increase in capitalized interest associated with our development projects and an overall decrease in debt primarily driven by our properties sold subsequent to June 30, 2018. As a result of these dispositions, our average outstanding debt balance decreased by $208.3 million and $197.2 million, respectively, compared to the same periods in 2018. Our average outstanding debt balance was $1.1 billion for both the three and six months ended June 30, 2019, respectively, and $1.3 billion for both the three and six months ended June 30, 2018, respectively, with a weighted-average annual interest rate of 4.4% and 4.5% for the three and six months ended June 30, 2019, respectively, and 3.9% for both the three and six months ended June 30, 2018, respectively.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We also recognize gains or losses on foreign currencies held by entities with the U.S. dollar as their functional currency due to fluctuations in foreign exchange rates. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended June 30, 2019 as compared to the same period in 2018, net other gains and (losses) increased $3.4 million primarily due to foreign currency transaction fluctuations, impacting the remeasurement of our short-term intercompany loans and cash, as a result of the appreciation of the U.S. dollar relative to the euro.

For the six months ended June 30, 2019, as compared to the same period in 2018, net other gains decreased $4.4 million primarily due to the gain recognized as a result of the insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017, partially offset by an increase in gains on derivatives as well as foreign currency transaction fluctuations.

CPA:18 – Global 6/30/2019 10-Q – 49

Gain on Sale of Real Estate, Net

During the three months ended June 30, 2019, we sold two industrial properties in our Truffle portfolio for total proceeds of $3.0 million, net of closing costs, and recorded an aggregate gain on sale of $0.7 million (Note 12).

In addition to the above, during the six months ended June 30, 2019, we sold our last domestic multi-family residential property and a property in the Truffle portfolio for total proceeds of $17.4 million, net of closing costs, and recorded an aggregate gain on sale of $16.6 million (which includes a $2.9 million gain attributable to noncontrolling interest (Note 12)). The gain on sale of real estate recognized as a result of these dispositions were partially offset by the $1.1 million of disposition fees incurred during the six months ended June 30, 2019 in connection with certain 2018 and 2019 dispositions (Note 3).

Equity in Losses of Equity Method Investment in Real Estate

For both the three and six months ended June 30, 2019, as compared to the same periods in 2018, equity in losses of equity method investment in real estate increased by $0.4 million, primarily due to the third Canadian self-storage facility being fully placed into service subsequent to June 30, 2018.

Benefit from (Provision for) Income Taxes

Our benefit from (provision for) income taxes is primarily related to our international properties.

During the three months ended June 30, 2019, we recorded a benefit from income taxes of $0.9 million, which is primarily comprised of deferred tax benefits. During the six months ended June 30, 2019, we recorded a provision for income taxes of $0.1 million, which is comprised of a provision for current taxes of $1.2 million, partially offset by a benefit from deferred taxes of $1.1 million.

During the three and six months ended June 30, 2018, we recorded a benefit from income taxes of $0.3 million and $0.7 million, respectively, comprised of a provision for current taxes of $0.3 million and $0.5 million, respectively, and a benefit from deferred taxes of $0.6 million and $1.2 million, respectively.

Net Income Attributable to Noncontrolling Interests

For the three months ended June 30, 2019 compared to the same period in 2018, net income attributable to noncontrolling interests decreased by $1.2 million, primarily due to a decrease in the available cash generated by the Operating Partnership, which we refer to as the Available Cash Distribution (Note 3).

For the six months ended June 30, 2019 compared to the same period in 2018, net income attributable to noncontrolling interests increased by $1.6 million, primarily due to the gain on sale of our joint venture real estate disposal in 2019 (Note 12).

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

CPA:18 – Global 6/30/2019 10-Q – 50

Sources and Uses of Cash During the Period

Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, non-recourse secured debt, and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse secured debt, sales of assets, and distributions reinvested in our common stock through our DRIP to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased by $2.9 million during the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to decreased operating cash flow resulting from the dispositions of properties subsequent to June 30, 2018 (Note 12), as well as decreased working capital due to less prepaid rents received during 2019.

Investing Activities — Our investing activities are generally comprised of real estate purchases, funding of build-to-suit and development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $7.4 million for the six months ended June 30, 2019. This was primarily the result of cash outflows of $44.7 million to fund construction costs of our development projects (Note 4), $12.9 million for our real estate investments (Note 4), $3.5 million of VAT paid in connection with acquisitions of real estate, $3.0 million in payments of deferred acquisition fees to our Advisor (Note 3), and $1.6 million for capital expenditures on our owned real estate. These cash outflows were partially offset by cash inflows of $36.0 million of proceeds from repayment of the Mills Fleet note receivable (Note 5), $19.3 million for proceeds from sale of real estate (Note 12), and $2.1 million in VAT refunded in connection with acquisitions of real estate.

Financing Activities — Net cash used in financing activities totaled $43.9 million for the six months ended June 30, 2019. This was primarily due to cash outflows of $44.7 million related to distributions paid to our stockholders, $26.1 million for scheduled payments and prepayments of mortgage loan principal, $11.7 million for distributions to noncontrolling interests, and $9.3 million for the repurchase of shares of our common stock pursuant to our redemption program described below. These cash outflows were primarily offset by $25.1 million from non-recourse mortgage financings (Note 9), $20.9 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP, and $2.5 million of contributions from noncontrolling interests.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. For the six months ended June 30, 2019, we declared distributions to stockholders of $45.0 million, which were comprised of $23.1 million of cash distributions and $21.9 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through June 30, 2019, we declared distributions to stockholders totaling $435.3 million, which were comprised of cash distributions of $209.8 million and $225.5 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 76.3% of total distributions declared for the six months ended June 30, 2019. We funded 93.5% of total distributions declared for the six months ended June 30, 2019 from Net cash provided by operating activities, with the remainder funded from other investing and financing cash flows.

CPA:18 – Global 6/30/2019 10-Q – 51

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. For the six months ended June 30, 2019, we received requests to redeem 867,537 and 229,884 shares of Class A and Class C common stock, respectively, comprised of 222 and 57 redemption requests, respectively, which we fulfilled at an average price of $8.49 and $8.43 per share for the Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received for the six months ended June 30, 2019. Except for redemptions sought in certain defined special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAV. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAV.

Summary of Financing

The table below summarizes our non-recourse secured debt, net (dollars in thousands):

	June 30, 2019	December 31, 2018
Carrying Value (a)
Fixed rate	$979,931	$1,007,020
Variable rate:
Amount subject to floating interest rate	118,930	115,156
Amount subject to interest rate swaps and caps	114,413	115,251
	233,343	230,407
	$1,213,274	$1,237,427
Percent of Total Debt
Fixed rate	81%	81%
Variable rate	19%	19%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.9%	4.0%
Variable rate (b)	5.1%	5.1%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $6.1 million and $6.9 million as of June 30, 2019 and December 31, 2018, respectively, and unamortized premium, net of $2.1 million and $1.3 million as of June 30, 2019 and December 31, 2018, respectively (Note 9).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

As of June 30, 2019, our cash resources consisted of cash and cash equivalents totaling $160.2 million. Of this amount, $39.7 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds. As of June 30, 2019, we had $49.9 million available to borrow under our third-party financing arrangements for funding of construction of certain development projects (Note 9). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $146.2 million as of June 30, 2019, although there can be no assurance that we would be able to obtain financing for these properties.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us for acquisition funding purposes, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility. As of June 30, 2019, no such loans were outstanding (Note 3).

CPA:18 – Global 6/30/2019 10-Q – 52

Cash Requirements

During the next 12 months, we expect that our cash requirements will include making payments to fund capital commitments such as development projects, acquiring new investments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. Balloon payments totaling $111.3 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. We expect to fund $254.2 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) as of June 30, 2019 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,217,261	$118,630	$270,330	$319,135	$509,166
Capital commitments (b)	338,422	254,244	84,178	—	—
Interest on borrowings	208,712	47,051	76,639	59,213	25,809
Deferred acquisition fees (c)	5,984	3,481	2,503	—	—
	$1,770,379	$423,406	$433,650	$378,348	$534,975
__________

(a)
Represents the non-recourse secured debt, net that we obtained in connection with our investments and excludes $6.1 million of deferred financing costs and $2.1 million of unamortized premium, net (Note 9).

(b)	Capital commitments include our current development projects totaling $333.4 million (Note 4) and $5.0 million of outstanding commitments on development projects that have been placed into service.

(c)
Represents deferred acquisition fees due to our Advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2019, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. As of June 30, 2019, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

CPA:18 – Global 6/30/2019 10-Q – 53

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

CPA:18 – Global 6/30/2019 10-Q – 54

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

CPA:18 – Global 6/30/2019 10-Q – 55

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

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to CPA:18 – Global	$3,078	$(334)	$17,905	$9,993
Adjustments:
Depreciation and amortization of real property	17,264	17,070	32,720	34,748
Proportionate share of adjustments for noncontrolling interests (a)	(2,006)	(1,701)	(766)	(3,449)
Gain on sale of real estate, net	(650)	—	(16,058)	—
Proportionate share of adjustments to equity in net income of partially owned entities	190	118	503	281
Total adjustments	14,798	15,487	16,399	31,580
FFO (as defined by NAREIT) attributable to CPA:18 – Global	17,876	15,153	34,304	41,573
Adjustments:
Straight-line and other rent adjustments (b)	(960)	(1,407)	(2,007)	(2,707)
Amortization of premium/discount on debt investments and fair market value adjustments, net	563	367	937	720
Unrealized (gains) losses on foreign currency, derivatives, and other	(473)	3,780	(92)	5,320
Realized gains on foreign currency, derivatives, and other (c)	(389)	(1,570)	(787)	(11,014)
Above- and below-market rent intangible lease amortization, net (d)	(87)	(32)	(172)	(58)
Acquisition and other expenses	76	17	76	17
Proportionate share of adjustments for noncontrolling interests	1	82	24	106
Loss on extinguishment of debt	—	2	—	2
Total adjustments	(1,269)	1,239	(2,021)	(7,614)
MFFO attributable to CPA:18 – Global	16,607	16,392	32,283	33,959
Adjustments:
Deferred taxes	(850)	(386)	(887)	(926)
Hedging gains (losses)	377	(11)	755	57
Total adjustments	(473)	(397)	(132)	(869)
Adjusted MFFO attributable to CPA:18 – Global	$16,134	$15,995	$32,151	$33,090
__________

(a)	The six months ended June 30, 2019 includes a gain on sale with regard to our joint venture real estate disposal (Note 12).

CPA:18 – Global 6/30/2019 10-Q – 56

(b)
Under GAAP, rental receipts are recorded on a straight-line basis over the life of the lease. This may result in timing of income recognition that is significantly different than an accrual basis. By adjusting for these items (to reflect changes from a straight-line basis to an accrual basis), management believes that MFFO and Adjusted MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(c)
During three and six months ended June 30, 2018, there was a $0.9 million and $5.3 million gain recognized as a result of excess insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017, respectively.

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

CPA:18 – Global 6/30/2019 10-Q – 57

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse secured debt financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse secured debt, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 8 for additional information on our interest rate swaps and caps.

As of June 30, 2019, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter, based upon expected maturity dates of our debt obligations outstanding as of June 30, 2019 (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total	Fair value
Fixed-rate debt (a)	$2,073	$79,545	$118,690	$101,266	$155,110	$530,733	$987,417	$1,007,516
Variable rate debt (a)	$79,239	$7,597	$45,207	$17,801	$6,105	$73,895	$229,844	$246,024
__________

(a)	Amounts are based on the exchange rate as of June 30, 2019, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which either have effectively been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of June 30, 2019 by an aggregate increase of $37.1 million or an aggregate decrease of $46.0 million, respectively. Annual interest expense on our unhedged variable-rate debt as of June 30, 2019 would increase or decrease by $1.2 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates as of June 30, 2019, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA:18 – Global 6/30/2019 10-Q – 58

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and, as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our foreign investments through the second quarter of 2019 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

As noted above, we have obtained, and may in the future obtain, non-recourse secured debt financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future lease payments to be received, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2019 during the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (c)	$21,615	$42,425	$42,476	$42,669	$37,088	$339,294	$525,567
Norwegian krone (d)	6,620	12,630	11,963	11,539	11,539	41,511	95,802
British pound sterling (e)	1,449	2,638	2,444	2,288	1,970	6,015	16,804
	$29,684	$57,693	$56,883	$56,496	$50,597	$386,820	$638,173

Scheduled debt service payments (principal and interest) for mortgage notes for our foreign operations as of June 30, 2019, during the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (c)	$5,692	$64,611	$75,379	$42,080	$67,962	$97,851	$353,575
Norwegian krone (d)	3,508	5,973	48,001	4,124	4,124	108,834	174,564
British pound sterling (e)	74,796	19,284	—	—	—	—	94,080
	$83,996	$89,868	$123,380	$46,204	$72,086	$206,685	$622,219
__________

(a)	Amounts are based on the applicable exchange rates as of June 30, 2019. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding as of June 30, 2019.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of June 30, 2019 of $1.7 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of June 30, 2019 of $0.8 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of June 30, 2019 of $0.8 million.

CPA:18 – Global 6/30/2019 10-Q – 59

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. There have been no material changes in our concentration of credit risk from what was disclosed in the 2018 Annual Report.

CPA:18 – Global 6/30/2019 10-Q – 60

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 6/30/2019 10-Q – 61

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2019, we issued 164,709 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $8.73 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended June 30, 2019:

	Class A		Class C
2019 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
April 1-30	—	$—	—	$—	N/A	N/A
May 1-31	—	—	—	—	N/A	N/A
June 1-30	536,876	8.53	131,697	8.49	N/A	N/A
Total	536,876		131,697
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. For the three months ended June 30, 2019, we received 126 and 30 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received for the three months ended June 30, 2019. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV.

CPA:18 – Global 6/30/2019 10-Q – 62

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

CPA:18 – Global 6/30/2019 10-Q – 63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	August 7, 2019
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2019
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

CPA:18 – Global 6/30/2019 10-Q – 64

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