Form 10-Q
period 2019-09-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2019-11-06
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Registrant has 117,490,016 shares of Class A common stock, $0.001 par value, and 32,392,428 shares of Class C common stock, $0.001 par value, outstanding at November 1, 2019.

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

CPA:18 – Global 9/30/2019 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,145,792	$1,210,776
Operating real estate — Land, buildings and improvements	533,610	503,149
Real estate under construction	192,993	152,106
Net investments in direct financing leases	41,932	41,745
In-place lease and other intangible assets	286,915	285,460
Investments in real estate	2,201,242	2,193,236
Accumulated depreciation and amortization	(316,732)	(280,608)
Assets held for sale, net	—	23,608
Net investments in real estate	1,884,510	1,936,236
Cash and cash equivalents	168,507	170,914
Accounts receivable and other assets, net	143,348	197,403
Total assets (a)	$2,196,365	$2,304,553
Liabilities and Equity
Non-recourse secured debt, net	$1,175,801	$1,237,427
Accounts payable, accrued expenses and other liabilities	140,619	132,065
Due to affiliates	12,166	16,827
Distributions payable	22,628	22,264
Total liabilities (a)	1,351,214	1,408,583
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 116,505,536 and 114,589,333 shares, respectively, issued and outstanding	116	114
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 32,105,792 and 31,641,265 shares, respectively, issued and outstanding	32	32
Additional paid-in capital	1,312,108	1,290,888
Distributions and accumulated losses	(453,290)	(411,464)
Accumulated other comprehensive loss	(72,510)	(50,593)
Total stockholders’ equity	786,456	828,977
Noncontrolling interests	58,695	66,993
Total equity	845,151	895,970
Total liabilities and equity	$2,196,365	$2,304,553
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2019 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Lease revenues — net-leased	$29,596	$32,382	$90,619	$98,271
Lease revenues — operating real estate	17,405	20,167	51,967	58,711
Other operating and interest income	2,090	2,608	5,826	8,013
	49,091	55,157	148,412	164,995
Operating Expenses
Depreciation and amortization	18,163	16,520	50,715	51,044
Property expenses	7,993	9,753	24,794	29,777
Operating real estate expenses	7,370	9,148	20,451	25,527
General and administrative	2,211	1,927	6,070	5,389
	35,737	37,348	102,030	111,737
Other Income and Expenses
Interest expense	(11,739)	(13,624)	(36,140)	(39,848)
Gain on sale of real estate, net	8,548	52,193	24,606	52,193
Equity in losses of equity method investment in real estate	(337)	(148)	(1,588)	(707)
Other gains and (losses)	258	(801)	1,732	5,119
	(3,270)	37,620	(11,390)	16,757
Income before income taxes	10,084	55,429	34,992	70,015
Benefit from income taxes	380	58	323	771
Net Income	10,464	55,487	35,315	70,786
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,619, $1,710, $5,572, and $6,445, respectively)	(1,505)	(10,003)	(8,451)	(15,309)
Net Income Attributable to CPA:18 – Global	$8,959	$45,484	$26,864	$55,477
Class A Common Stock
Net income attributable to CPA:18 – Global	$7,048	$35,630	$21,145	$43,497
Basic and diluted weighted-average shares outstanding	116,843,927	113,800,898	116,188,858	112,981,455
Basic and diluted earnings per share	$0.06	$0.31	$0.18	$0.38
Class C Common Stock
Net income attributable to CPA:18 – Global	$1,911	$9,854	$5,719	$11,980
Basic and diluted weighted-average shares outstanding	32,226,626	31,654,504	32,056,045	31,563,948
Basic and diluted earnings per share	$0.06	$0.31	$0.18	$0.38

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2019 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$10,464	$55,487	$35,315	$70,786
Other Comprehensive Loss
Foreign currency translation adjustments	(21,817)	(2,659)	(22,401)	(13,664)
Unrealized gain (loss) on derivative instruments	670	772	(1,539)	3,531
	(21,147)	(1,887)	(23,940)	(10,133)
Comprehensive (Loss) Income	(10,683)	53,600	11,375	60,653

Amounts Attributable to Noncontrolling Interests
Foreign currency translation adjustments	2,196	260	2,023	969
Net income	(1,505)	(10,003)	(8,451)	(15,309)
Comprehensive loss (income) attributable to noncontrolling interests	691	(9,743)	(6,428)	(14,340)
Comprehensive (Loss) Income Attributable to CPA:18 – Global	$(9,992)	$43,857	$4,947	$46,313

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2019 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at July 1, 2019	116,033,328	$115	32,002,614	$32	$1,306,923	$(439,622)	$(53,559)	$813,889	$63,084	$876,973
Shares issued	961,464	1	293,499	—	10,954			10,955		10,955
Shares issued to affiliate	164,461	—			1,455			1,455		1,455
Shares issued to directors	9,164	—			80			80		80
Distributions to noncontrolling interests								—	(3,698)	(3,698)
Distributions declared ($0.1563 and $0.1376 per share to Class A and Class C, respectively)						(22,627)		(22,627)		(22,627)
Net income						8,959		8,959	1,505	10,464
Other comprehensive loss:
Foreign currency translation adjustments							(19,621)	(19,621)	(2,196)	(21,817)
Unrealized gain on derivative instruments							670	670		670
Repurchase of shares	(662,881)	—	(190,321)	—	(7,304)			(7,304)		(7,304)
Balance at September 30, 2019	116,505,536	$116	32,105,792	$32	$1,312,108	$(453,290)	$(72,510)	$786,456	$58,695	$845,151

Balance at July 1, 2018	112,849,543	$113	31,410,984	$31	$1,273,685	$(453,823)	$(40,749)	$779,257	$65,605	$844,862
Shares issued	978,213	1	302,680	1	10,976			10,978		10,978
Shares issued to affiliate	362,412	—			3,106			3,106		3,106
Shares issued to directors	8,753	—			75			75		75
Contributions from noncontrolling interests								—	2,409	2,409
Distributions to noncontrolling interests								—	(11,503)	(11,503)
Distributions declared ($0.1563 and $0.1374 per share to Class A and Class C, respectively)						(22,112)		(22,112)		(22,112)
Net income						45,484		45,484	10,003	55,487
Other comprehensive loss:
Foreign currency translation adjustments							(2,399)	(2,399)	(260)	(2,659)
Unrealized gain on derivative instruments							772	772		772
Repurchase of shares	(434,411)	—	(183,713)	—	(5,119)			(5,119)		(5,119)
Balance at September 30, 2018	113,764,510	$114	31,529,951	$32	$1,282,723	$(430,451)	$(42,376)	$810,042	$66,254	$876,296

CPA:18 – Global 9/30/2019 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2019	114,589,333	$114	31,641,265	$32	$1,290,888	$(411,464)	$(50,593)	$828,977	$66,993	$895,970
Cumulative-effect adjustment for the adoption of new accounting pronouncements (Note 2)						(1,108)		(1,108)		(1,108)
Shares issued	2,886,630	3	884,732	1	32,921			32,925		32,925
Shares issued to affiliate	549,408	1			4,816			4,817		4,817
Shares issued to directors	9,164	—			80			80		80
Contributions from noncontrolling interests								—	2,511	2,511
Distributions to noncontrolling interests								—	(17,237)	(17,237)
Distributions declared ($0.4689 and $0.4125 per share to Class A and Class C, respectively)						(67,582)		(67,582)		(67,582)
Net income						26,864		26,864	8,451	35,315
Other comprehensive loss:
Foreign currency translation adjustments							(20,378)	(20,378)	(2,023)	(22,401)
Unrealized loss on derivative instruments							(1,539)	(1,539)		(1,539)
Repurchase of shares	(1,528,999)	(2)	(420,205)	(1)	(16,597)			(16,600)		(16,600)
Balance at September 30, 2019	116,505,536	$116	32,105,792	$32	$1,312,108	$(453,290)	$(72,510)	$786,456	$58,695	$845,151

Balance at January 1, 2018	111,193,651	$110	31,189,137	$31	$1,257,840	$(420,005)	$(33,212)	$804,764	$67,301	$872,065
Shares issued	2,986,360	3	927,854	1	32,988			32,992		32,992
Shares issued to affiliate	1,073,569	1			9,076			9,077		9,077
Shares issued to directors	8,753	—			75			75		75
Contributions from noncontrolling interests								—	3,583	3,583
Distributions to noncontrolling interests								—	(18,970)	(18,970)
Distributions declared ($0.4689 and $0.4127 per share to Class A and Class C, respectively)						(65,923)		(65,923)		(65,923)
Net income						55,477		55,477	15,309	70,786
Other comprehensive loss:
Foreign currency translation adjustments							(12,695)	(12,695)	(969)	(13,664)
Unrealized gain on derivative instruments							3,531	3,531		3,531
Repurchase of shares	(1,497,823)	—	(587,040)	—	(17,256)			(17,256)		(17,256)
Balance at September 30, 2018	113,764,510	$114	31,529,951	$32	$1,282,723	$(430,451)	$(42,376)	$810,042	$66,254	$876,296

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2019 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$71,662	$79,184
Cash Flows — Investing Activities
Funding and advances for build-to-suit and development projects	(70,098)	(68,337)
Proceeds from sale of real estate	51,297	82,533
Proceeds from repayment of notes receivable	35,954	2,546
Acquisitions of real estate, build-to-suit and development projects	(12,946)	(57,951)
Value added taxes refunded in connection with acquisitions of real estate	8,819	4,436
Value added taxes paid in connection with acquisitions of real estate	(5,499)	(6,193)
Payment of deferred acquisition fees to an affiliate	(3,628)	(2,976)
Return of capital from equity investments	3,159	—
Capital expenditures on real estate	(2,206)	(9,902)
Proceeds from insurance settlements	1,084	7,184
Other investing activities, net	(388)	306
Net Cash Provided by (Used in) Investing Activities	5,548	(48,354)
Cash Flows — Financing Activities
Distributions paid	(67,218)	(65,495)
Scheduled payments and prepayments of mortgage principal	(49,799)	(50,627)
Proceeds from mortgage financing	36,445	142,205
Proceeds from issuance of shares	31,365	31,419
Repurchase of shares	(16,600)	(17,256)
Distributions to noncontrolling interests	(15,406)	(15,595)
Contributions from noncontrolling interests	2,511	1,306
Other financing activities, net	(139)	(222)
Net Cash (Used in) Provided by Financing Activities	(78,841)	25,735
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,140)	(2,972)
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,771)	53,593
Cash and cash equivalents and restricted cash, beginning of period	190,838	90,183
Cash and cash equivalents and restricted cash, end of period	$187,067	$143,776

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2019 10-Q – 7

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Organization

Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), is a publicly owned, non-traded REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies and other real estate related assets, both domestically and internationally. In addition, our portfolio includes self-storage and student housing investments. We were formed in 2012 and are managed by W. P. Carey Inc. (“WPC”) through one of its subsidiaries (collectively our “Advisor”). As a REIT, we are not subject to U.S. federal income taxes on income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We derive self-storage revenue from rents received from customers who rent storage space primarily under month-to-month leases for personal or business use. We earn student housing and multi-family residential revenue primarily from leases of one year or less with the individual students and tenants, respectively. Our last multi-family residential property was sold on January 29, 2019, and as of that date, we no longer earn revenue from multi-family residential tenants. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (the “Operating Partnership”), and as of September 30, 2019 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

As of September 30, 2019, our net lease portfolio was comprised of full or partial ownership interests in 46 properties, substantially all of which were fully-occupied and triple-net leased to 50 tenants totaling 9.6 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 68 self-storage properties, 12 student housing development projects and three student housing operating properties, totaling 5.6 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is comprised of our investments in student housing development projects, student housing operating properties and multi-family residential properties (our last multi-family residential property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments, one of which was repaid during the second quarter of 2019 (Note 13).

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through September 30, 2019, $175.6 million and $50.0 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”).

CPA:18 – Global 9/30/2019 10-Q – 8

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

As of both September 30, 2019 and December 31, 2018, we considered 21 entities to be VIEs, 20 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the condensed consolidated balance sheets (in thousands):

	September 30, 2019	December 31, 2018
Real estate — Land, buildings and improvements	$352,213	$362,536
Operating real estate — Land, buildings and improvements	109,124	110,543
Real estate under construction	192,397	151,479
In-place lease and other intangible assets	106,056	103,234
Accumulated depreciation and amortization	(83,849)	(68,534)
Total assets	712,775	704,975

Non-recourse secured debt, net	$330,274	$341,922
Total liabilities	382,321	391,983

As of both September 30, 2019 and December 31, 2018, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of September 30, 2019 and December 31, 2018, the net carrying amount of this equity investment was $14.9 million and $18.8 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

CPA:18 – Global 9/30/2019 10-Q – 9

Notes to Condensed Consolidated Financial Statements (Unaudited)

Foreign Currencies

We are subject to fluctuations in exchange rates between foreign currencies and the U.S. dollar (primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling). The following table reflects the end-of-period rate of the U.S. dollar in relation to foreign currencies:

	September 30, 2019	December 31, 2018	Percent Change
British Pound Sterling	$1.2294	$1.2800	(4.0)%
Euro	1.0889	1.1450	(4.9)%
Norwegian Krone	0.1100	0.1151	(4.4)%

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

In addition, we previously presented Other operating income and Other interest income separately on the condensed consolidated statements of income. We currently present these items as Other operating and interest income as a result of the reclassifications related to the adoption of ASU 2016-02 previously discussed. Additionally, non-lease operating real estate income is now included in Other operating and interest income, which was previously included in Lease revenues — operating real estate in the condensed consolidated statements of income. Lastly, we reclassified Acquisition and other expenses to be included in General and administrative in the condensed consolidated statements of income, which did not have a material impact on our condensed consolidated financial statements.

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

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$168,507	$170,914
Restricted cash (a)	18,560	19,924
Total cash and cash equivalents and restricted cash	$187,067	$190,838
__________

(a)	Restricted cash is included within Accounts receivable and other assets, net on our condensed consolidated balance sheets.

CPA:18 – Global 9/30/2019 10-Q – 10

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Income Taxes

Our deferred tax liabilities were $46.7 million and $48.0 million at September 30, 2019 and December 31, 2018, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements. Our deferred tax assets, net of valuation allowances, were $1.3 million and $1.5 million at September 30, 2019 and December 31, 2018, respectively, and are included in Accounts receivable and other assets, net in the condensed consolidated financial statements.

Recent Accounting Pronouncements

Pronouncements Adopted through September 30, 2019

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

CPA:18 – Global 9/30/2019 10-Q – 11

Notes to Condensed Consolidated Financial Statements (Unaudited)

Under ASU 2016-02, lessors are allowed to only capitalize incremental direct leasing costs. We were not materially impacted by this change.

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

Pronouncements to be Adopted after September 30, 2019

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is expected to apply to Net investments in direct financing leases and notes receivable within Accounts receivable and other assets, net on our condensed consolidated balance sheets. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our condensed consolidated financial statements.

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

CPA:18 – Global 9/30/2019 10-Q – 12

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amounts Included in the Condensed Consolidated Statements of Income
Asset management fees	$2,929	$3,117	$8,656	$9,142
Available Cash Distributions	1,619	1,710	5,572	6,445
Personnel and overhead reimbursements	1,080	870	2,661	2,303
Interest expense on deferred acquisition fees and external joint venture loans	128	100	383	58
Disposition fees	—	—	1,117	—
	$5,756	$5,797	$18,389	$17,948

Acquisition Fees Capitalized
Capitalized personnel and overhead reimbursements	$2	$313	$91	$684
Current acquisition fees	—	3,085	695	6,185
Deferred acquisition fees	—	2,468	555	4,948
	$2	$5,866	$1,341	$11,817

The following table presents a summary of amounts included in Due to affiliates in the condensed consolidated financial statements (in thousands):

	September 30, 2019	December 31, 2018
Due to Affiliates
External joint venture loans, accounts payable, and other (a)	$5,826	$5,070
Deferred acquisition fees, including accrued interest	5,344	8,720
Asset management fees payable	969	972
Current acquisition fees	27	2,065
	$12,166	$16,827
___________

(a)
Includes loans from our joint venture partners to the jointly owned investments that we consolidate. As of September 30, 2019 and December 31, 2018, loans due to our joint venture partners, including accrued interest, were $4.5 million and $3.5 million, respectively.

Loans from WPC

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility, for acquisition funding purposes.

As of September 30, 2019 and December 31, 2018, no such loans were outstanding.

CPA:18 – Global 9/30/2019 10-Q – 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $8.91 as of June 30, 2019. Effective January 1, 2019, our Advisor elected to receive 50% of the asset management fees in shares of our Class A common stock and 50% in cash. During the year ended December 31, 2018, all asset management fees paid to our Advisor were in shares of our Class A common stock. As of September 30, 2019, our Advisor owned 5,588,693 shares, or 3.8%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the condensed consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended September 30, 2019 and December 31, 2018. The preferred return will continue to be assessed on a cumulative basis for the remainder of the fiscal year. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the condensed consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

In addition, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors. During the nine months ended September 30, 2019, a total of $1.1 million of disposition fees were approved and paid in connection with certain 2018 and 2019 dispositions, and are included in Gain on sale of real estate, net in the condensed consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, which as of September 30, 2019 included Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Carey European Housing Fund I L.P. (collectively with us, the “Managed Programs”). Our Advisor also allocated a portion of its personnel and overhead expenses to Corporate Property Associates 17 – Global Incorporated prior to October 31, 2018, the date at which that fund merged into a wholly-owned subsidiary of WPC. Our Advisor allocates these expenses to us on the basis of the percentage of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

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

CPA:18 – Global 9/30/2019 10-Q – 14

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Jointly Owned Investments and Other Transactions with our Affiliates

As of September 30, 2019, we owned interests ranging from 50% to 100% in jointly owned investments, with the remaining interests held by affiliates or by third parties. Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures, with the exception of our sole equity investment (Note 4), which we account for under the equity method of accounting.

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Land	$184,653	$195,275
Buildings and improvements	961,139	1,015,501
Less: Accumulated depreciation	(126,212)	(112,061)
	$1,019,580	$1,098,715

The carrying value of our Real Estate — Land, buildings and improvements decreased by $31.9 million from December 31, 2018 to September 30, 2019, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our real estate was $7.1 million and $7.8 million for the three months ended September 30, 2019 and 2018, respectively, and $22.0 million and $23.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Dispositions of Real Estate

During the nine months ended September 30, 2019, we sold the 11 properties in our United Kingdom portfolio (the “Truffle portfolio”). As a result, the carrying value of our real estate properties decreased by $26.0 million from December 31, 2018 to September 30, 2019 (Note 12).

CPA:18 – Global 9/30/2019 10-Q – 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

Leases

Operating Lease Income

Lease income related to operating leases recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease revenues — net-leased
Lease income — fixed	$24,797	$75,598
Lease income — variable (a)	3,859	12,177
Total operating lease income (b)	$28,656	$87,775

Lease revenues — operating real estate
Lease income — fixed	$16,758	$50,038
Lease income — variable (c)	648	1,932
Total operating lease income	$17,406	$51,970
___________

(a)	Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(b)
The three and nine months ended September 30, 2019 excludes $0.9 million and $2.8 million, respectively, of interest income from direct financing leases that is included in Lease revenues — net-leased in the condensed consolidated statements of income.

(c)	Primarily comprised of late fees and administrative fees revenues.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable operating leases at September 30, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$23,500
2020	93,270
2021	93,328
2022	93,868
2023	87,271
Thereafter	533,773
Total	$925,010

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019	$101,618
2020	101,413
2021	101,261
2022	101,535
2023	94,502
Thereafter	590,636
Total	$1,090,965

See Note 5 for scheduled future lease payments to be received under non-cancelable direct financing leases.

CPA:18 – Global 9/30/2019 10-Q – 16

Notes to Condensed Consolidated Financial Statements (Unaudited)

Lease Cost

During the three and nine months ended September 30, 2019 total lease cost for operating leases totaled $0.3 million and $0.8 million, respectively. Additionally, we recognized reimbursable ground rent totaling approximately $0.1 million and $0.3 million, respectively, which is included in Lease revenues — net-leased in the condensed consolidated statements of income.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

	Location on Condensed Consolidated Balance Sheets	September 30, 2019
Operating ROU assets — land leases	In-place lease and other intangible assets	$33,827

Operating lease liabilities — land leases	Accounts payable, accrued expenses and other liabilities	$7,915

Weighted-average remaining lease term — operating leases (a)		43.5 years
Weighted-average discount rate — operating leases (a)		6.8%
Number of land lease arrangements (b)		8
Lease term range		6 – 983 years
___________

(a)
Excludes a $6.8 million ROU land lease asset related to the student housing development project located in Swansea, United Kingdom as it has no future obligation during the remaining 983-year lease term.

(b)	During the three months ended September 30, 2019, two land leases were transferred to the buyer upon sale of our Truffle Portfolio (Note 12).

Cash paid for operating lease liabilities included in the Net cash provided by operating activities for the nine months ended September 30, 2019 was $0.6 million. There are no land finance leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the condensed consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of September 30, 2019 is as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$71
2020	639
2021	639
2022	639
2023	639
Thereafter	22,520
Total lease payments	25,147
Less: amount of lease payments representing interest	(17,232)
Present value of future lease payments/lease obligations	$7,915

Scheduled future lease payments (excluding amounts paid directly by tenants) for the five succeeding years subsequent to the year ended December 31, 2018 are $0.3 million each year, respectively, and $8.8 million thereafter.

CPA:18 – Global 9/30/2019 10-Q – 17

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage, student housing, and multi-family residential properties (our last multi-family residential property was sold on January 29, 2019), is summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Land	$77,662	$77,984
Buildings and improvements (a)	455,948	425,165
Less: Accumulated depreciation	(53,403)	(41,969)
	$480,207	$461,180
___________

(a)
Amount includes $31.3 million as a result of the substantial completion of the student housing operating property located in Barcelona, Spain on July 2, 2019 (based on the exchange rate of the euro at the date in which assets were placed into service).

The carrying value of our Operating real estate — land, buildings and improvements decreased by $5.5 million from December 31, 2018 to September 30, 2019, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our operating real estate was $4.0 million and $4.3 million for the three months ended September 30, 2019 and 2018, respectively, and $11.6 million and $13.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Dispositions of Operating Real Estate

During the nine months ended September 30, 2019, we sold our last multi-family residential property, which was previously classified as held for sale at December 31, 2018 (Note 12).

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Nine Months Ended September 30, 2019
Beginning balance	$152,106
Capitalized funds	76,928
Placed into service	(34,433)
Foreign currency translation adjustments	(6,770)
Capitalized interest	5,162
Ending balance	$192,993

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

During the nine months ended September 30, 2019, total capitalized funds primarily related to our student housing development projects, which were comprised principally of initial funding of $11.1 million and construction draws of $65.8 million. Capitalized funds include accrued costs of $2.6 million, which is a non-cash investing activity.

CPA:18 – Global 9/30/2019 10-Q – 18

Notes to Condensed Consolidated Financial Statements (Unaudited)

Capitalized Interest

Capitalized interest includes interest incurred during construction as well as amortization of the mortgage discount and deferred financing costs, which totaled $5.2 million during the nine months ended September 30, 2019, which is a non-cash investing activity.

Placed into Service

During the three months ended September 30, 2019, upon the substantial completion of the student housing development project located in Barcelona, Spain, we reclassified $31.3 million from Real estate under construction to Operating real estate — Land, buildings and improvements on our condensed consolidated financial statements. Additionally, during the nine months ended September 30, 2019, we placed into service $3.1 million relating to the remaining portion of two substantially completed student housing operating properties, all of which are non-cash investing activities.

Ending Balance

At September 30, 2019, we had 12 open development projects, with aggregate unfunded commitments of approximately $293.3 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

Assets and Liabilities Held for Sale

Below is a summary of our properties held for sale (in thousands):

	September 30, 2019	December 31, 2018
Operating real estate — Land, buildings and improvements	$—	$26,277

In-place lease and other intangible assets	—	1,090
Accumulated depreciation and amortization	—	(3,759)
Assets held for sale, net	$—	$23,608

Non-recourse secured debt, net	$—	$24,250

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

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of three self-storage facilities in Canada. This entity was jointly owned with a third party, which is also the general partner of the joint venture. On April 15, 2019, the joint-venture agreement was amended and our ownership and economic interest in the joint venture increased from 90% to 100%. We continue to not consolidate this entity because we are not the primary beneficiary due to shared decision making with the general partner and the nature of our involvement in the activities, which allows us to exercise significant influence, but does not give us power over decisions that significantly affect the economic performance of the entity.

CPA:18 – Global 9/30/2019 10-Q – 19

Notes to Condensed Consolidated Financial Statements (Unaudited)

On August 15, 2019, we closed on the disposition and transfer of ownership of the development project located in Vaughan, Canada. In conjunction with this disposal, we recognized equity income of $0.2 million during the three months ended September 30, 2019, which is included in Equity in losses of equity method investment in real estate in our condensed consolidated financial statements.

At September 30, 2019 and December 31, 2018, our total equity investment balance for these self-storage properties was $14.9 million and $18.8 million, respectively, which is included in Accounts receivable and other assets, net in the condensed consolidated financial statements. At September 30, 2019 and December 31, 2018, the joint venture had total third-party recourse debt of $31.7 million and $28.7 million, respectively.

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

Notes Receivable

At September 30, 2019, our notes receivable consisted of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. We have received and will continue to receive interest-only payments at a rate of 10% per annum on this loan through its maturity date. At both September 30, 2019 and December 31, 2018, the balance for this note receivable remained $28.0 million.

On April 9, 2019, we received full repayment totaling $36.0 million on the Mills Fleet Farm Group LLC mezzanine loan (“Mills Fleet”), which was the balance that remained at December 31, 2018.

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Lease payments receivable	$56,030	$58,353
Unguaranteed residual value	39,402	39,402
	95,432	97,755
Less: unearned income	(53,500)	(56,010)
	$41,932	$41,745

Interest income from direct financing leases was $0.9 million for both three months ended September 30, 2019 and 2018, respectively, and $2.8 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in Lease revenues — net-leased in our condensed consolidated statements of income.

CPA:18 – Global 9/30/2019 10-Q – 20

Notes to Condensed Consolidated Financial Statements (Unaudited)

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of rents, and future CPI-based adjustments) under non-cancelable direct financing leases as of September 30, 2019 were as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$858
2020	3,466
2021	3,533
2022	3,610
2023	3,688
Thereafter	40,875
Total undiscounted cash flows	$56,030

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of rents, and future CPI-based adjustments) under non-cancelable direct financing leases as of December 31, 2018 were as follows (in thousands):

Years Ending December 31,	Total
2019	$3,375
2020	3,455
2021	3,523
2022	3,599
2023	3,677
Thereafter	40,724
Total undiscounted cash flows	$58,353

See Note 4 for scheduled lease payments to be received under non-cancelable operating leases.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. As of both September 30, 2019 and December 31, 2018, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the nine months ended September 30, 2019.

We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates inclusion on the watch list to risk of default. The credit quality evaluation of our finance receivables is updated quarterly.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
1-3	4	4	$45,422	$45,456
4	1	2	24,510	60,243
5	—	—	—	—
	0		$69,932	$105,699

CPA:18 – Global 9/30/2019 10-Q – 21

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liabilities

In-place lease and above-market rent intangibles are included in In-place lease and other intangible assets in the condensed consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

Goodwill is included in our Net Lease segment and included in Accounts receivable and other assets, net in the condensed consolidated financial statements. As a result of foreign currency translation adjustments, goodwill decreased from $26.4 million as of December 31, 2018 to $25.2 million as of September 30, 2019.

Intangible assets and liabilities are summarized as follows (in thousands):

		September 30, 2019			December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	5 – 23	$243,032	$(133,245)	$109,787	$252,316	$(120,936)	$131,380
Above-market rent	5 – 30	10,056	(3,872)	6,184	11,178	(3,923)	7,255
Below-market ground lease (a)	N/A	—	—	—	21,966	(1,719)	20,247
		253,088	(137,117)	115,971	285,460	(126,578)	158,882
Indefinite-Lived Intangible Assets
Goodwill		25,225	—	25,225	26,354	—	26,354
Total intangible assets		$278,313	$(137,117)	$141,196	$311,814	$(126,578)	$185,236

Finite-lived Intangible Liabilities
Below-market rent	6 – 30	$(14,928)	$6,304	$(8,624)	$(15,309)	$5,651	$(9,658)
Above-market ground lease (a)	N/A	—	—	—	(105)	6	(99)
Total intangible liabilities		$(14,928)	$6,304	$(8,624)	$(15,414)	$5,657	$(9,757)
___________

(a)
In connection with our adoption of ASU 2016-02 (Note 2), in the first quarter of 2019, we prospectively reclassified below-market ground lease intangible assets and above-market ground lease intangible liabilities to be a component of ROU assets. These amounts are included within In-place lease and other intangibles in our condensed consolidated balance sheets.

Net amortization of intangibles, including the effect of foreign currency translation, was $7.0 million and $4.4 million for the three months ended September 30, 2019 and 2018, respectively, and $16.8 million and $14.3 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of in-place lease intangibles is included in Depreciation and amortization expense; and amortization of below-market and above-market ground lease intangibles (now classified as ROU assets within In-place lease and other intangible assets, as described above) is included in Property expenses.

CPA:18 – Global 9/30/2019 10-Q – 22

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and nine months ended September 30, 2019 and 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our condensed consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse secured debt, net (a) (b)	3	$1,175,801	$1,216,072	$1,237,427	$1,257,032
Notes receivable (c)	3	28,000	30,200	63,954	66,154
___________

(a)
As of September 30, 2019 and December 31, 2018, the carrying value of Non-recourse secured debt, net includes unamortized deferred financing costs of $5.4 million and $6.9 million, respectively. As of September 30, 2019 and December 31, 2018, the carrying value of Non-recourse secured debt, net, includes unamortized premium, net of $2.3 million and $1.3 million, respectively (Note 9).

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

CPA:18 – Global 9/30/2019 10-Q – 23

Notes to Condensed Consolidated Financial Statements (Unaudited)

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both September 30, 2019 and December 31, 2018.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our condensed consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive (loss) income into earnings when the hedged net investment is either sold or substantially liquidated.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our condensed consolidated financial statements. As of both September 30, 2019 and December 31, 2018, no cash collateral had been posted or received for any of our derivative positions.

CPA:18 – Global 9/30/2019 10-Q – 24

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Foreign currency collars	Accounts receivable and other assets, net	$2,134	$750	$—	$—
Foreign currency forward contracts	Accounts receivable and other assets, net	1,332	2,011	—	—
Interest rate swaps	Accounts receivable and other assets, net	53	808	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,655)	(529)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(622)
		3,519	3,569	(2,655)	(1,151)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	66	—	—	(115)
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(53)	—
		66	—	(53)	(115)
Total derivatives		$3,585	$3,569	$(2,708)	$(1,266)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Foreign currency collars	$1,313	$431	$2,034	$1,852
Interest rate swaps	(537)	523	(2,952)	2,043
Foreign currency forward contracts	(108)	(186)	(626)	(388)
Interest rate cap	2	4	5	24
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	71	3	53	(43)
Foreign currency forward contracts	8	—	23	—
Total	$749	$775	$(1,463)	$3,488
___________

(a)	The changes in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income.

CPA:18 – Global 9/30/2019 10-Q – 25

Notes to Condensed Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Other gains and (losses)	$362	$285	$1,046	$744
Foreign currency collars	Other gains and (losses)	48	(72)	98	(252)
Interest rate swaps	Interest expense	(35)	(70)	14	(229)
Interest rate cap	Interest expense	(4)	(7)	(10)	(46)
Total		$371	$136	$1,148	$217

Amounts reported in Other comprehensive (loss) income related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of September 30, 2019, we estimated that an additional $0.7 million and $1.8 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign currency collars	Other gains and (losses)	$166	$—	$279	$(95)
Interest rate swap	Interest expense	(2)	16	6	(31)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	—	17	12	22
Foreign currency collars	Other gains and (losses)	—	—	7	(15)
Total		$164	$33	$304	$(119)

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

CPA:18 – Global 9/30/2019 10-Q – 26

Notes to Condensed Consolidated Financial Statements (Unaudited)

The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of September 30, 2019 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2019 (a)
Interest rate swaps	10	98,268	USD	$(2,602)
Interest rate cap	1	5,700	USD	—
Derivatives Not Designated as Hedging Instruments
Interest rate swap	1	9,424	EUR	(53)
				$(2,655)
___________

(a)	Fair value amount is based on the exchange rate of the euro as of September 30, 2019, as applicable.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations as of September 30, 2019 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2019
Designated as Cash Flow Hedging Instruments
Foreign currency collars	27	19,322	EUR	$1,507
Foreign currency forward contracts	9	3,546	EUR	1,176
Foreign currency collars	19	37,820	NOK	474
Foreign currency forward contracts	3	4,018	NOK	156
Designated as Net Investment Hedging Instruments
Foreign currency collars	2	9,350	NOK	153
Not Designated as Hedging Instruments
Foreign currency collar	1	1,500	EUR	66
				$3,532

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2019. At September 30, 2019, our total credit exposure was $3.1 million and the maximum exposure to any single counterparty was $1.9 million.

CPA:18 – Global 9/30/2019 10-Q – 27

Notes to Condensed Consolidated Financial Statements (Unaudited)

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of September 30, 2019, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.7 million and $1.3 million as of September 30, 2019 and December 31, 2018, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of September 30, 2019 or December 31, 2018, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.8 million and $1.4 million, respectively.

Note 9. Non-Recourse Secured Debt, Net

Non-recourse secured debt, net is collateralized by the assignment of real estate properties. At September 30, 2019, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse secured debt were 4.0% and 4.8%, respectively, with maturity dates ranging from 2019 to 2039.

Financing Activity During 2019

On March 4, 2019, we obtained a construction loan of $51.7 million for a student housing development project located in Austin, Texas. The loan bears a variable interest rate on outstanding drawn balances (4.2% at September 30, 2019), and is scheduled to mature in March 2023. We have the option to extend this loan one year from the original maturity date to March 2024. As of September 30, 2019, we had drawn $11.6 million on the construction loan.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$78,526
2020	65,983
2021	158,230
2022	116,008
2023	165,024
Thereafter through 2039	595,136
Total principal payments	1,178,907
Unamortized deferred financing costs	(5,443)
Unamortized premium, net	2,337
Total	$1,175,801

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2019.

The carrying value of our Non-recourse secured debt, net decreased by $25.9 million in the aggregate from December 31, 2018 to September 30, 2019, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Note 10. Commitments and Contingencies

As of September 30, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our condensed consolidated financial statements of income or results of operations.

See Note 4 for unfunded construction commitments.

CPA:18 – Global 9/30/2019 10-Q – 28

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Earnings Per Share and Equity

Basic and Diluted Earnings Per Share

The following table presents earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	116,843,927	$7,048	$0.06	113,800,898	$35,630	$0.31
Class C common stock	32,226,626	1,911	0.06	31,654,504	9,854	0.31
Net income attributable to CPA:18 – Global		$8,959			$45,484

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	116,188,858	$21,145	$0.18	112,981,455	$43,497	$0.38
Class C common stock	32,056,045	5,719	0.18	31,563,948	11,980	0.38
Net income attributable to CPA:18 – Global		$26,864			$55,477

The allocation of Net income attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation includes interest expense related to accretion of interest on the annual distribution and shareholder servicing fee liability of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively (Note 3).

Distributions

For the three months ended September 30, 2019, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1376 per share for our Class C common stock, which was paid on October 15, 2019 to stockholders of record on September 30, 2019, in the amount of $22.6 million.

CPA:18 – Global 9/30/2019 10-Q – 29

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$6	$(53,565)	$(53,559)
Other comprehensive loss before reclassifications	1,041	(21,817)	(20,776)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(410)	—	(410)
Interest expense	39	—	39
Net current-period other comprehensive loss	670	(21,817)	(21,147)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	2,196	2,196
Ending balance	$676	$(73,186)	$(72,510)

	Three Months Ended September 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,677	$(42,426)	$(40,749)
Other comprehensive loss before reclassifications	908	(2,659)	(1,751)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(213)	—	(213)
Interest expense	77	—	77
Net current-period other comprehensive loss	772	(2,659)	(1,887)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	260	260
Ending balance	$2,449	$(44,825)	$(42,376)

	Nine Months Ended September 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,215	$(52,808)	$(50,593)
Other comprehensive loss before reclassifications	(391)	(22,401)	(22,792)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,144)	—	(1,144)
Interest expense	(4)	—	(4)
Net current-period other comprehensive loss	(1,539)	(22,401)	(23,940)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	2,023	2,023
Ending balance	$676	$(73,186)	$(72,510)

CPA:18 – Global 9/30/2019 10-Q – 30

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,082)	$(32,130)	$(33,212)
Other comprehensive loss before reclassifications	3,748	(13,664)	(9,916)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(492)	—	(492)
Interest expense	275	—	275
Net current-period other comprehensive loss	3,531	(13,664)	(10,133)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	969	969
Ending balance	$2,449	$(44,825)	$(42,376)

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

Real Estate — Land, Buildings and Improvements

During the nine months ended September 30, 2019, we sold the 11 properties in our Truffle portfolio, for total proceeds of $39.3 million, net of closing costs, and recognized an aggregate gain on sale of $10.3 million. Additionally, at closing we repaid the non-recourse mortgage loan totaling $22.7 million encumbering these properties (amounts are based on the exchange rate of the British pound sterling at the date of sale).

CPA:18 – Global 9/30/2019 10-Q – 31

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Segment Reporting

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is comprised of our investments in student housing development projects, student housing operating properties and multi-family residential properties (our last multi-family residential property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Lease
Revenues (a) (b)	$30,743	$32,525	$92,466	$98,816
Operating expenses (b)	(19,026)	(18,822)	(54,975)	(57,248)
Interest expense	(8,374)	(9,365)	(25,804)	(27,225)
Gain on sale of real estate, net	8,384	—	9,931	—
Other gains and (losses)	473	291	1,019	6,197
Benefit from income taxes	183	69	1,189	302
Net income attributable to noncontrolling interests	(35)	(249)	(289)	(828)
Net income attributable to CPA:18 – Global	$12,348	$4,449	$23,537	$20,014
Self Storage
Revenues	$15,428	$14,801	$45,434	$43,172
Operating expenses	(9,205)	(8,745)	(26,822)	(26,856)
Interest expense	(3,493)	(3,402)	(10,369)	(9,784)
Other gains and (losses) (c)	(59)	(176)	(1,334)	(921)
Provision for income taxes	(44)	(24)	(88)	(79)
Net income attributable to CPA:18 – Global	$2,627	$2,454	$6,821	$5,532
Other Operating Properties
Revenues	$2,210	$6,010	$7,139	$17,611
Operating expenses	(2,299)	(4,677)	(5,477)	(13,033)
Interest expense	187	(783)	233	(2,611)
Gain on sale of real estate, net	164	52,193	14,678	52,193
Other gains and (losses)	19	(1,078)	(25)	(926)
Benefit from income taxes	395	64	16	124
Net loss (income) attributable to noncontrolling interests	149	(8,044)	(2,590)	(8,036)
Net income attributable to CPA:18 – Global	$825	$43,685	$13,974	$45,322
All Other
Revenues	$710	$1,821	$3,365	$5,396
Operating expenses	—	(1)	(1)	(3)
Net income attributable to CPA:18 – Global	$710	$1,820	$3,364	$5,393
Corporate
Unallocated Corporate Income and Expenses (d)	$(5,932)	$(5,214)	$(15,260)	$(14,339)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(1,619)	$(1,710)	$(5,572)	$(6,445)
Total Company
Revenues	$49,091	$55,157	$148,412	$164,995
Operating expenses	(35,737)	(37,348)	(102,030)	(111,737)
Interest expense	(11,739)	(13,624)	(36,140)	(39,848)
Gain on sale of real estate, net	8,548	52,193	24,606	52,193
Other gains and (losses) (c)	(79)	(949)	144	4,412
Benefit from income taxes	380	58	323	771
Net income attributable to noncontrolling interests	(1,505)	(10,003)	(8,451)	(15,309)
Net income attributable to CPA:18 – Global	$8,959	$45,484	$26,864	$55,477

CPA:18 – Global 9/30/2019 10-Q – 32

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Total Assets
	September 30, 2019	December 31, 2018
Net Lease	$1,317,343	$1,461,385
Self Storage	373,396	386,682
Other Operating Properties	356,399	313,925
Corporate	120,969	78,099
All Other	28,258	64,462
Total Company	$2,196,365	$2,304,553
__________

(a)
We recognized straight-line rent adjustments of $0.7 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $2.4 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively, which increased Lease revenues — net-leased within our condensed consolidated financial statements for each period.

(b)
For the three and nine months ended September 30, 2018, we recorded bad debt expense of $1.1 million and $3.2 million, respectively, to Property expenses in the condensed consolidated statements of income as a result of financial difficulties and uncertainty regarding future rent collections from our tenant Fortenova. As part of our adoption of ASU 2016-02 in the first quarter of 2019, any lease payments that are not determined to be probable of collection were recognized within lease revenues (Note 2). In addition, we restructured the lease with the tenant during the nine months ended September 30, 2019 (Note 9).

(c)	Includes Equity in losses of equity method investment in real estate.

(d)
Included in unallocated corporate income and expenses are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments. Asset management fees totaled $2.9 million and $3.1 million for the three months ended September 30, 2019 and 2018, respectively, and $8.7 million and $9.1 million for the nine months ended September 30, 2019 and 2018, respectively (Note 3).

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

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a publicly owned, non-traded REIT that invests in a diversified portfolio of income-producing commercial properties leased to companies, and other real estate-related assets, both domestically and outside the United States. In addition, our portfolio includes self-storage, student housing, and multi-family residential properties. Our last multi-family residential property was sold on January 29, 2019 and after that date we no longer earn any revenue from multi-family residential properties (which were primarily from leases of one year or less with the individual tenants). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We derive self-storage revenue from rents received from customers who rent storage space primarily under month-to-month leases for personal or business use. We earn student housing revenue primarily from leases of one year or less with the individual students. Revenue is subject to fluctuation because of the timing of new transactions, completion of build-to-suit and development projects, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

CPA:18 – Global 9/30/2019 10-Q – 33

Significant Developments

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt (all provided by an independent third party) and for other relevant factors. Since our quarterly NAVs are not based on an appraisal of our full portfolio, to the extent any new quarterly NAV adjustments are within 1% of our previously disclosed NAVs, our quarterly NAVs will remain unchanged. We monitor properties not appraised during the quarter to identify any that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. Costs associated with our development projects (which are not yet generating income) are not appraised quarterly and carried at cost. These costs are included in Real estate under construction in our condensed consolidated financial statements. Our NAVs as of June 30, 2019 were $8.91 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated August 27, 2019 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of September 30, 2019 during the fourth quarter of 2019.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. As of September 30, 2019, the liability balance for the distribution and shareholder servicing fee was $2.4 million.

Financial Highlights

During the nine months ended September 30, 2019, we completed the following, as further described in the condensed consolidated financial statements.

Acquisition Activity

We entered into a new student housing development project transaction for an aggregate amount of $29.7 million (amount based on the exchange rate of the euro on the acquisition date), inclusive of unfunded future commitments and acquisition related costs and fees (Note 4).

Disposition Activity

Operating Real Estate — During the nine months ended September 30, 2019, we sold our 97% interest in our last multi-family residential property to one of our joint venture partners for total proceeds of $13.1 million, net of closing costs, and recognized a gain on sale of $15.4 million (which includes a $2.9 million gain attributable to noncontrolling interests). The buyer assumed the related mortgage loan outstanding on this property totaling $24.2 million (Note 12).

Real Estate — During the nine months ended September 30, 2019, we sold the 11 properties in our Truffle portfolio for total proceeds of $39.3 million, net of closing costs, and recognized an aggregate gain on sale of $10.3 million (amounts based on the exchange rate of the British pound sterling at the date of sale). At closing we repaid the $22.7 million non-recourse mortgage loan encumbering these properties.

Financing Activity

On March 4, 2019, we obtained a construction loan of $51.7 million for a student housing development project located in Austin, Texas. The loan bears a variable interest rate on outstanding drawn balances (4.2% at September 30, 2019) and is scheduled to mature in March 2023. We have the option to extend this loan one year from the original maturity date to March 2024. As of September 30, 2019, we had drawn $11.6 million on the construction loan (Note 9).

CPA:18 – Global 9/30/2019 10-Q – 34

Consolidated Results

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$49,091	$55,157	$148,412	$164,995
Net income attributable to CPA:18 – Global	8,959	45,484	26,864	55,477

Cash distributions paid	22,539	21,965	67,218	65,495

Net cash provided by operating activities			71,662	79,184
Net cash provided by (used in) investing activities			5,548	(48,354)
Net cash (used in) provided by financing activities			(78,841)	25,735

Supplemental financial measures (a):
FFO attributable to CPA:18 – Global	16,292	16,426	50,429	57,999
MFFO attributable to CPA:18 – Global	16,025	16,755	48,311	50,714
Adjusted MFFO attributable to CPA:18 – Global	15,707	16,520	47,862	49,610
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

Revenues and Net Income Attributable to CPA:18 – Global

Total revenues decreased for the three and nine months ended September 30, 2019 as compared to the same periods in 2018, primarily as a result of our dispositions and the impact of foreign currency exchange rates, partially offset by an increase in operating property revenues as a result of the full year impact of two student housing operating properties placed into service in September 2018.

Net income attributable to CPA:18 – Global decreased for the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to the gain on sale of real estate recognized during the three months ended September 30, 2018, and a decrease in total revenues as noted above. This decrease was partially offset by reduced property expenses resulting from our properties sold or transferred subsequent to September 30, 2018, and the gain on sale of real estate recognized during the three months ended September 30, 2019 (Note 12).

Net income attributable to CPA:18 – Global decreased for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to the gains recognized as a result of the multi-family residential dispositions and excess insurance proceeds received in 2018, as well as a decrease in total revenues. These decreases were partially offset by the gain on sale of real estate recognized during the nine months ended September 30, 2019 (Note 12), and reduced property and interest expenses primarily a result of our properties sold or transferred subsequent to September 30, 2018.

CPA:18 – Global 9/30/2019 10-Q – 35

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO remained relatively flat for the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to the negative impact from our properties sold during and subsequent to the three months ended September 30, 2018, as well as a decrease in interest income as a result of the Mills Fleet loan repayment in the second quarter of 2019 (Note 5). These decreases were substantially offset by the loss on extinguishment of debt recognized during the prior year period and an increase in capitalized interest on our student housing development projects.

FFO decreased for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily as a result of excess insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017 during the nine months ended September 30, 2018, the negative impact from our properties sold during and subsequent to the nine months ended September 30, 2018, and a decrease in interest income as a result of the Mills Fleet loan repayment in the second quarter of 2019 (Note 5). These decreases were partially offset by an increase in capitalized interest on our student housing development projects and the loss on extinguishment of debt recognized during the prior year period.

MFFO and Adjusted MFFO decreased for the three and nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to a decrease in interest income as a result of the Mills Fleet loan repayment in the second quarter of 2019 (Note 5), as well as the negative impact from our properties sold during and subsequent to periods ending September 30, 2018. These decreases were partially offset by an increase in capitalized interest expense on our student housing development projects and the accretive impact of our investments placed into service, during the three months ended September 30, 2018.

CPA:18 – Global 9/30/2019 10-Q – 36

Portfolio Overview

We hold a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We make investments both domestically and internationally. In addition, our portfolio includes self-storage, student housing, and multi-family residential properties (our last multi-family residential property was sold on January 29, 2019) for the periods presented below. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased and operating, jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	September 30, 2019	December 31, 2018
Number of net-leased properties (a)	46	57
Number of operating properties (b)	83	84
Number of tenants (a)	50	93
Total square footage (in thousands)	15,191	15,660
Occupancy — Single-tenant	97.9%	98.3%
Occupancy — Multi-tenant (c)	N/A	96.1%
Weighted-average lease term — Single-tenant properties (in years)	9.4	10.2
Weighted-average lease term — Multi-tenant properties (in years) (c)	N/A	6.6
Number of countries	12	12
Total assets (consolidated basis in thousands)	$2,196,365	$2,304,553
Net investments in real estate (consolidated basis in thousands)	1,884,510	1,936,236
Debt, net — pro rata (in thousands)	1,103,081	1,156,060

	Nine Months Ended September 30,
(dollars in thousands, except exchange rates)	2019	2018
Acquisition volume — consolidated (d)	$29,736	$253,096
Acquisition volume — pro rata (e)	29,736	243,806
Financing obtained — consolidated	24,354	148,216
Financing obtained — pro rata	25,353	142,914
Average U.S. dollar/euro exchange rate	1.1236	1.1947
Average U.S. dollar/Norwegian krone exchange rate	0.1150	0.1245
Average U.S. dollar/British pound sterling exchange rate	1.2731	1.3519
Change in the U.S. CPI (f)	2.2%	2.4%
Change in the Netherlands CPI (f)	2.6%	1.9%
Change in the Norwegian CPI (f)	1.2%	3.2%
__________

(a)
Represents our single-tenant and multi-tenant properties, and, accordingly, excludes all operating properties. We consider a property to be multi-tenant if it does not have a single tenant that comprises more than 75% of the contractual minimum annualized base rent (“ABR”) for the property. See Terms and Definitions below for a description of ABR. As a result of the sale of our Truffle portfolio, we no longer have multi-tenant properties as of September 30, 2019 (Note 12).

(b)
As of September 30, 2019, our operating portfolio consisted of 68 self-storage properties, 12 student housing development projects and three student housing operating properties, all of which are managed by third parties.

(c)	As a result of the sale of our Truffle portfolio, we no longer have any multi-tenant properties as of September 30, 2019 (Note 12).

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

(f)
Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI, Netherlands CPI, Norwegian CPI, or other similar indices in the jurisdictions where the properties are located.

CPA:18 – Global 9/30/2019 10-Q – 37

The tables below present information about our portfolio on a pro rata basis as of and for the period ended September 30, 2019. See Terms and Definitions below for a description of Pro Rata Metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI	Percent
Net-Leased
Office	$29,393	33%
Hospitality	10,713	12%
Warehouse	9,724	11%
Industrial	6,563	7%
Retail	5,687	6%
Net-Leased Total	62,080	69%

Operating
Self Storage	27,861	31%
Operating Total	27,861	31%
Total	$89,941	100%

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI	Percent
United States
South	$22,199	25%
Midwest	17,748	20%
West	9,215	10%
East	7,235	8%
U.S. Total	56,397	63%

International
Norway	8,463	9%
Germany	7,849	9%
Netherlands	6,073	7%
Mauritius	3,734	4%
Poland	3,241	3%
Croatia	1,941	2%
Slovakia	1,704	2%
Canada	539	1%
International Total	33,544	37%
Total	$89,941	100%

CPA:18 – Global 9/30/2019 10-Q – 38

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Fentonir Trading & Investments Limited (a)	Hotel	Hotel, Gaming, and Leisure	Munich and Stuttgart, Germany	$5,718	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging and Glass	University Park, Illinois	4,659	5%
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	4,086	5%
Albion Resorts (Club Med) (a)	Hotel	Hotel, Gaming, and Leisure	Albion, Mauritius	3,734	4%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	3,241	4%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	3,192	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	2,907	3%
Orbital ATK, Inc.	Office	Metals and Mining	Plymouth, Minnesota	2,820	3%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	2,628	3%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	2,599	3%
Total				$35,584	40%
__________

(a)	Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

CPA:18 – Global 9/30/2019 10-Q – 39

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of September 30, 2019. See Terms and Definitions below for a description of Pro Rata Metrics, Stabilized NOI and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	Stabilized NOI	Percent
Hotel, Gaming, and Leisure	$10,713	17%
Banking	7,327	12%
Grocery	5,687	10%
Containers, Packaging, and Glass	4,659	8%
Insurance	3,308	5%
Capital Equipment	2,947	5%
Utilities: Electric	2,877	5%
Metals and Mining	2,820	5%
Sovereign and Public Finance	2,599	4%
Media: Advertising, Printing, and Publishing	2,522	4%
Retail	2,457	4%
Business Services	2,005	3%
Oil and Gas	1,987	3%
Healthcare and Pharmaceuticals	1,704	3%
High Tech Industries	1,662	3%
Automotive	1,458	2%
Construction and Building	1,125	2%
Non-Durable Consumer Goods	928	1%
Electricity	790	1%
Wholesale	766	1%
Telecommunications	760	1%
Cargo Transportation	729	1%
Environmental Industries	250	—%
Total	$62,080	100%

CPA:18 – Global 9/30/2019 10-Q – 40

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
Remaining 2019	3	$1,509	2%
2020	2	689	1%
2021	2	986	1%
2022	1	217	—%
2023	11	14,911	17%
2024	5	4,932	6%
2025	3	4,647	5%
2026	4	6,878	8%
2027	6	5,879	7%
2028	4	5,310	6%
2029	3	8,847	10%
2030	2	3,961	5%
2031	4	4,907	6%
2032	3	7,664	9%
Thereafter (>2032)	11	16,241	17%
Total	64	$87,578	100%
__________

(a)	Assumes tenant does not exercise renewal option.

Lease Composition and Leasing Activities

As of September 30, 2019, approximately 51.4% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 47.9% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 3.4% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro.

CPA:18 – Global 9/30/2019 10-Q – 41

Operating Properties

As of September 30, 2019, our operating portfolio consisted of 68 self-storage properties, 12 student housing development projects and three student housing operating properties. As of September 30, 2019, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	21	1,779
Texas (a)	13	843
California	10	860
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington DC	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	66	4,963
Spain (b)	9	112
Canada	3	316
United Kingdom (a)	3	215
Portugal (c)	2	—
International Total	17	643
Total	83	5,606
__________

(a)	Includes one student housing development project.

(b)	Includes eight student housing development projects.

(c)	Comprised of two student housing development projects.

CPA:18 – Global 9/30/2019 10-Q – 42

Build-to-Suit and Development Projects

As of September 30, 2019, we had the following consolidated student housing development projects, including joint ventures, which remain under construction (dollars in thousands):

Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b) (c)	Amount Funded (b) (c)	Estimated Completion Date
Malaga, Spain	100.0%	2	230,329	$37,934	$9,038	Q3 2020
Austin, Texas	90.0%	1	185,720	74,469	34,502	Q3 2020
San Sebastian, Spain	100.0%	1	126,075	32,954	14,658	Q3 2020
Porto, Portugal	98.5%	1	102,112	22,252	5,781	Q3 2020
Barcelona, Spain	100.0%	3	77,504	28,569	15,399	Q3 2020
Seville, Spain	75.0%	1	163,477	40,074	12,461	Q1 2021
Coimbra, Portugal	98.5%	1	135,076	24,058	9,353	Q1 2021
Bilbao, Spain	100.0%	1	179,279	47,601	9,727	Q3 2021
Valencia, Spain	98.7%	1	100,423	24,427	6,793	Q3 2021
Pamplona, Spain	100.0%	1	91,363	27,202	9,683	Q3 2021
Granada, Spain	98.5%	1	75,557	21,075	4,145	Q3 2021
Swansea, United Kingdom (d)	97.0%	1	176,496	62,453	22,769	Q1 2022
		15	1,643,411	$443,068	154,309
Third-party contributions (e)					(6,924)
Total					$147,385
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)	Amounts related to our 11 international development projects are denominated in a foreign currency. For these projects, amounts are based on their applicable exchange rates as of September 30, 2019.

(c)	Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor, which are all included in Real estate under construction.

(d)	Amount funded for the project includes a $6.8 million ROU land lease asset that is included in In-place lease and other intangible assets on our condensed consolidated balance sheets.

(e)	Amount represents the funds contributed from our joint-venture partners.

CPA:18 – Global 9/30/2019 10-Q – 43

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method (“Pro Rata Metrics”). We have a number of investments in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income (loss) from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of September 30, 2019. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

NOI — Net operating income (“NOI”) is a non-GAAP measure intended to reflect the performance of our entire portfolio of properties. We define NOI as rental revenues less non-reimbursable property expenses as determined by GAAP. We believe that NOI is a helpful measure that both investors and management can use to evaluate the financial performance of our properties and it allows for comparison of our portfolio performance between periods and to other REITs. While we believe that NOI is a useful supplemental measure, it should not be considered as an alternative to Net income as an indication of our operating performance.

Stabilized NOI — We use Stabilized NOI, a non-GAAP measure, as a metric to evaluate the performance of our entire portfolio of properties. Stabilized NOI for development projects and newly acquired operating properties that are not yet substantially leased up are not included in our portfolio information until one year after the project has been substantially completed and placed into service, or the property has been substantially leased up (and the project or property has not been disposed of during or prior to the current period). In addition, any newly acquired stabilized operating property is included in our portfolio of Stabilized NOI information upon acquisition. Stabilized NOI for a net-leased property is included in our portfolio information upon acquisition or in the period when it is placed into service (as the property will already have a lease in place).

Stabilized NOI is adjusted for corporate expenses, such as asset management fees and cash distributions to the Special General Partner, as well as other gains and (losses) that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance. Additionally, non-cash adjustments (such as straight-line rent adjustments) and interest income related to our Notes receivable (which is non-property related) are not included in Stabilized NOI. Lastly, non-core income is excluded from Stabilized NOI as this income is generally not recurring in nature.

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

CPA:18 – Global 9/30/2019 10-Q – 44

Reconciliation of Net Income (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (GAAP)	$10,464	$55,487	$35,315	$70,786
Adjustments:
Depreciation and amortization	18,163	16,520	50,715	51,044
Interest expense	11,739	13,624	36,140	39,848
Gain on sale of real estate, net	(8,548)	(52,193)	(24,606)	(52,193)
Benefit from income taxes	(380)	(58)	(323)	(771)
Equity in losses of equity method investment in real estate	337	148	1,588	707
Other gains and (losses)	(258)	801	(1,732)	(5,119)
NOI related to noncontrolling interests (1)	(3,270)	(3,121)	(9,612)	(9,582)
NOI related to equity method investment in real estate (2)	73	251	261	487
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$28,320	$31,459	$87,746	$95,207

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(1,505)	$(10,003)	$(8,451)	$(15,309)
Depreciation and amortization	(2,224)	(1,648)	(5,840)	(5,058)
Interest expense	(1,176)	(1,213)	(3,608)	(3,659)
Gain on sale of real estate, net	—	8,049	2,873	8,049
Provision for (benefit from) income taxes	78	(2)	119	94
Other gains and (losses)	(62)	(14)	(277)	(144)
Available Cash Distributions to a related party (Note 3)	1,619	1,710	5,572	6,445
NOI related to noncontrolling interests	$(3,270)	$(3,121)	$(9,612)	$(9,582)

(2) NOI related to equity method investment in real estate:
Equity in losses of equity method investment in real estate (GAAP)	$(337)	$(148)	$(1,588)	$(707)
Depreciation and amortization	1,058	117	1,561	399
Interest expense	469	193	1,317	724
Gain on sale of real estate, net	(1,122)	—	(1,122)	—
(Provision for) benefit from income taxes	(120)	92	(18)	66
Other gains and (losses)	125	(3)	111	5
NOI related to equity method investment in real estate	$73	$251	$261	$487

CPA:18 – Global 9/30/2019 10-Q – 45

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net-leased	$20,870	$21,832	$62,080	$66,018
Self storage	9,431	9,377	27,861	27,054
Other operating properties	—	1,138	—	1,808
Stabilized NOI	30,301	32,347	89,941	94,880
Other NOI:
Corporate (a)	(5,358)	(5,309)	(14,786)	(15,370)
Non-core income (b)	905	—	1,350	—
Straight-line rent adjustments	840	1,157	2,740	3,626
Notes receivable	710	1,820	3,364	5,393
Disposed properties	159	1,552	1,310	7,076
	(2,744)	(780)	(6,022)	725
Recently-opened operating properties (c)	745	(16)	3,842	(15)
Build-to-Suit and Development Projects (d)	18	(92)	(15)	(383)
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$28,320	$31,459	$87,746	$95,207
_________

(a)
Includes expenses such as asset management fees and cash distributions to the Special General Partner, as well as other gains and (losses) that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance.

(b)	Includes NOI related to back rents collected from tenants that were previously reserved in prior periods.

(c)
Includes NOI for the student housing operating property located in Barcelona, Spain, which was placed into service during the three months ended September 30, 2019. In addition, amount includes student housing operating properties located in Portsmouth and Cardiff, United Kingdom, which were completed during the third quarter of 2018, as well as phases of the Canadian self-storage properties that were placed into service during the year ended December 31, 2018.

(d)	Includes NOI for our ongoing student housing and Canadian self-storage development projects. Refer to the Build-to-Suit and Development Projects table above for a listing of all current projects.

CPA:18 – Global 9/30/2019 10-Q – 46

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

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income attributable to CPA:18 – Global (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Existing Net-Leased Properties
Lease revenues	$29,287	$30,458	$(1,171)	$88,591	$92,201	$(3,610)
Depreciation and amortization	(14,173)	(11,277)	(2,896)	(38,447)	(34,215)	(4,232)
Reimbursable tenant costs	(3,220)	(3,302)	82	(10,299)	(9,853)	(446)
Property expenses	(1,679)	(2,387)	708	(5,079)	(7,737)	2,658
Property level contribution	10,215	13,492	(3,277)	34,766	40,396	(5,630)
Existing Operating Properties
Operating property revenues	15,427	14,801	626	45,431	43,173	2,258
Operating property expenses	(6,176)	(5,601)	(575)	(17,874)	(16,751)	(1,123)
Depreciation and amortization	(3,001)	(3,007)	6	(8,896)	(9,871)	975
Property level contribution	6,250	6,193	57	18,661	16,551	2,110
Recently Acquired Operating Properties
Operating property revenues	2,210	388	1,822	6,784	388	6,396
Operating property expenses	(1,177)	(714)	(463)	(2,497)	(714)	(1,783)
Depreciation and amortization	(989)	(68)	(921)	(2,683)	(68)	(2,615)
Property level contribution	44	(394)	438	1,604	(394)	1,998
Properties Sold, Held for Sale, or Transferred
Lease revenues	309	1,924	(1,615)	2,028	6,070	(4,042)
Operating property revenues	—	5,621	(5,621)	355	17,222	(16,867)
Depreciation and amortization	—	(2,168)	2,168	(689)	(6,890)	6,201
Property expenses	(143)	(793)	650	(562)	(2,395)	1,833
Reimbursable tenant costs	(22)	(154)	132	(198)	(650)	452
Operating property expenses	(17)	(2,833)	2,816	(80)	(8,062)	7,982
Property level contribution	127	1,597	(1,470)	854	5,295	(4,441)
Property Level Contribution	16,636	20,888	(4,252)	55,885	61,848	(5,963)
Add other income:
Interest income and other	1,858	1,965	(107)	5,223	5,941	(718)
Less other expenses:
Asset management fees	(2,929)	(3,117)	188	(8,656)	(9,142)	486
General and administrative	(2,211)	(1,927)	(284)	(6,070)	(5,389)	(681)
	13,354	17,809	(4,455)	46,382	53,258	(6,876)
Other Income and Expenses
Interest expense	(11,739)	(13,624)	1,885	(36,140)	(39,848)	3,708
Gain on sale of real estate, net	8,548	52,193	(43,645)	24,606	52,193	(27,587)
Equity in losses of equity method investment in real estate	(337)	(148)	(189)	(1,588)	(707)	(881)
Other gains and (losses)	258	(801)	1,059	1,732	5,119	(3,387)
	(3,270)	37,620	(40,890)	(11,390)	16,757	(28,147)
Income before income taxes	10,084	55,429	(45,345)	34,992	70,015	(35,023)
Benefit from income taxes	380	58	322	323	771	(448)
Net Income	10,464	55,487	(45,023)	35,315	70,786	(35,471)
Net income attributable to noncontrolling interests	(1,505)	(10,003)	8,498	(8,451)	(15,309)	6,858
Net Income Attributable to CPA:18 – Global	$8,959	$45,484	$(36,525)	$26,864	$55,477	$(28,613)

CPA:18 – Global 9/30/2019 10-Q – 47

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

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, property level contribution from existing net-leased properties decreased by $3.3 million and $5.6 million, respectively, primarily due to an increase in depreciation and amortization expense and a decrease in lease revenues, partially offset by a decrease in property expenses. The increase in depreciation and amortization is due to accelerated amortization of in-place lease intangibles as a result of a lease restructuring at one of our properties. The decrease in lease revenues is primarily due to the weakening of certain foreign currencies in relation to the U.S. dollar, whereas the decrease in property expenses is due to reduced reserves related to our Fortenova investment, which are now recorded within lease revenues upon our adoption of ASU 2016-02 during the first quarter of 2019 (Note 2).

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2018 and were not sold during the periods presented. For the periods presented, there were 65 existing operating properties.

For the three months ended September 30, 2019 as compared to the same period in 2018, property level contribution from existing operating properties remained relatively flat.

For the nine months ended September 30, 2019 as compared to the same period in 2018, property level contribution from existing operating properties increased by $2.1 million. Both operating revenues and operating expenses increased by $2.3 million and $1.1 million, respectively, with the increase in revenues primarily due to increased market rents. In addition, depreciation and amortization expense decreased by $1.0 million, primarily due to certain in-place lease intangible assets becoming fully amortized subsequent to September 30, 2018.

Recently Acquired Operating Properties

Recently acquired operating properties are those that were acquired or placed into service subsequent to December 31, 2017. For the periods presented, there were 12 student housing development projects under construction and three student housing operating properties, one of which was placed into service in the current period. As a result of the three student housing operating properties being placed into service during and subsequent to September 30, 2018, operating revenues for recently acquired operating properties exceeded operating expenses by $1.0 million and $4.3 million for the three and nine months ended September 30, 2019, respectively, and depreciation and amortization expense totaled $1.0 million and $2.7 million, respectively.

For the prior year period presented, there were two student housing operating properties which were placed into service during the three months ended September 30, 2018. For both the three and nine months ended September 30, 2018, operating expenses for recently acquired operating properties exceeded operating revenues by $0.3 million, respectively, and depreciation and amortization expense totaled $0.1 million, respectively.

CPA:18 – Global 9/30/2019 10-Q – 48

Properties Sold, Held for Sale, or Transferred

During the three months ended September 30, 2019, we sold the remaining eight properties in our Truffle portfolio. During the nine months ended September 30, 2019, we sold our last multi-family residential property located in Fort Walton Beach, Florida, as well as three properties included in our Truffle portfolio (Note 12).

In 2018, we sold five domestic multi-family residential properties, as well as an office building located in Utrecht, the Netherlands. In addition, as a result of a settlement agreement with our political risk insurer related to a development project in Accra, Ghana, we transferred the right to collect for tenant default damages to the insurer.

Interest Income and Other

For the three months ended September 30, 2019 as compared to the same periods in 2018, interest income and other remained relatively flat. For the nine months ended September 30, 2019 as compared to the same periods in 2018, interest income and other decreased by $0.7 million, primarily due to the Mills Fleet loan repayment in April 2019 (Note 5).

Asset Management Fees

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, asset management fees decreased by $0.2 million and $0.5 million, respectively, primarily due to a decrease in the asset base from which our Advisor earns a fee as a result of the dispositions subsequent to September 30, 2018 (Note 3).

General and Administrative

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, general and administrative expenses increased by $0.3 million and $0.7 million, respectively, primarily due to an increase in professional fees and reimbursable costs allocated from our Advisor (Note 3).

Other Income and Expenses

Interest Expense

Our interest expense is directly impacted by the mortgage loans or other financings obtained, assumed, or extinguished in connection with our investing and disposition activity (Note 9). For the three and nine months ended September 30, 2019 as compared to 2018, interest expense decreased by $1.9 million and $3.7 million, respectively, primarily due to an increase in capitalized interest associated with our development projects and an overall decrease in debt primarily driven by our properties sold in 2018 and 2019. As a result of these dispositions, our average outstanding debt balance decreased by $203.6 million and $199.4 million, respectively, compared to the same periods in 2018. Our average outstanding debt balance was $1.1 billion for both the three and nine months ended September 30, 2019, respectively, and $1.3 billion for both the three and nine months ended September 30, 2018, respectively, with a weighted-average annual interest rate of 4.5% and 4.4% for the three and nine months ended September 30, 2019, respectively, and 4.1% and 3.9% for the three and nine months ended September 30, 2018, respectively.

Gain on Sale of Real Estate, Net

During the three and nine months ended September 30, 2019, we sold the properties in our Truffle portfolio for total proceeds of $32.0 million and $39.3 million, net of closing costs, and recorded an aggregate gain on sale of $8.4 million and $10.3 million, respectively (Note 12). Additionally, during the nine months ended September 30, 2019, we sold our last domestic multi-family residential property for total proceeds of $13.1 million, net of closing costs, and recorded an aggregate gain on sale of $15.4 million (which includes a $2.9 million gain attributable to noncontrolling interest (Note 12)). The gain on sale of real estate recognized as a result of these dispositions were partially offset by the $1.1 million of disposition fees incurred during the nine months ended September 30, 2019 in connection with certain 2018 and 2019 dispositions (Note 3).

During the three and nine months ended September 30, 2018, we sold four multi-family residential properties for total proceeds of $151.0 million, net of selling costs, and recorded an aggregate gain on sale of $52.2 million.

CPA:18 – Global 9/30/2019 10-Q – 49

Equity in Losses of Equity Method Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of three self-storage facilities in Canada.

For the three and nine months ended September 30, 2019, as compared to the same periods in 2018, equity in losses of equity method investment in real estate increased by $0.2 million and $0.9 million, respectively, primarily due to tenant vacancies at one of our investments and increased depreciation expense as a result of the substantial completion of the third Canadian self-storage facility in September 30, 2018.

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

For the three months ended September 30, 2019 as compared to the same period in 2018, net other gains and (losses) increased $1.1 million, primarily due to the loss on extinguishment of debt recognized during the three months ended September 30, 2018 as well as an increase in interest income, primarily attributable to an increase in cash, which was partially offset by foreign currency transaction fluctuations, related to the appreciation of the U.S. dollar relative to the euro, that impacted the remeasurement of our short-term intercompany loans and cash.

For the nine months ended September 30, 2019, as compared to the same period in 2018, net other gains decreased $3.4 million, primarily due to the gain recognized as a result of excess insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017, partially offset by the loss on extinguishment of debt as noted above.

Benefit from Income Taxes

Our net benefit from income taxes is primarily related to our international properties.

During the three and nine months ended September 30, 2019, we recorded a net benefit from income taxes of $0.4 million and $0.3 million, respectively, comprised of a benefit from deferred taxes of $0.9 million and $2.1 million, respectively, and a provision for current taxes of $0.5 million and $1.8 million, respectively.

During the three and nine months ended September 30, 2018, we recorded a net benefit from income taxes of $0.1 million and $0.8 million, respectively, comprised of a benefit from deferred taxes of $0.5 million and $1.8 million, respectively, and a provision for current taxes of $0.4 million and $1.0 million, respectively.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2019 compared to the same period in 2018, net income attributable to noncontrolling interests decreased by $8.5 million and $6.9 million, respectively, primarily due to the $8.1 million gain on sale of our joint venture real estate disposals during the three months ended September 30, 2018. The decrease for the nine months ended September 30, 2019, was partially offset by the gain on sale of our last joint venture multi-family residential property in January 2019 (Note 12).

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

CPA:18 – Global 9/30/2019 10-Q – 50

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

Operating Activities — Net cash provided by operating activities decreased by $7.5 million during the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to decreased operating cash flow resulting from the dispositions of properties subsequent to September 30, 2018 (Note 12), as well as decreased interest income due to the Mills Fleet loan repayment in April 2019.

Investing Activities — Our investing activities are generally comprised of real estate purchases, funding of build-to-suit and development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash provided by investing activities totaled $5.5 million for the nine months ended September 30, 2019. This was primarily the result of cash inflows of $51.3 million for proceeds from sale of real estate (Note 12), $36.0 million of proceeds from repayment of the Mills Fleet note receivable (Note 5), $8.8 million in VAT refunded in connection with acquisitions of real estate, and $3.2 million of return of capital from equity investments. These cash inflows were offset by $70.1 million used to fund construction costs of our development projects (Note 4), $12.9 million for our real estate investments (Note 4), $5.5 million of VAT paid in connection with acquisitions of real estate, $3.6 million in payments of deferred acquisition fees to our Advisor (Note 3), and $2.2 million for capital expenditures on our owned real estate.

Financing Activities — Net cash used in financing activities totaled $78.8 million for the nine months ended September 30, 2019. This was primarily due to cash outflows of $67.2 million related to distributions paid to our stockholders, $49.8 million for scheduled payments and prepayments of mortgage loan principal, $16.6 million for the repurchase of shares of our common stock pursuant to our redemption program described below, and $15.4 million for distributions to noncontrolling interests. These cash outflows were primarily offset by $36.4 million from non-recourse mortgage financings (Note 9), $31.4 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP, and $2.5 million of contributions from noncontrolling interests.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. For the nine months ended September 30, 2019, we declared distributions to stockholders of $67.6 million, which were comprised of $34.7 million of cash distributions and $32.9 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through September 30, 2019, we declared distributions to stockholders totaling $458.0 million, which were comprised of cash distributions of $221.5 million and $236.5 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

CPA:18 – Global 9/30/2019 10-Q – 51

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Since inception, the regular quarterly cash distributions that we pay have principally been covered by FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 74.9% of total distributions declared for the nine months ended September 30, 2019, while our Net cash provided by operating activities fully covered total distributions declared.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. For the nine months ended September 30, 2019, we received requests to redeem 1,534,342 and 420,205 shares of Class A and Class C common stock, respectively, comprised of 341 and 95 redemption requests, respectively, which we fulfilled at an average price of $8.53 and $8.47 per share for the Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received for the nine months ended September 30, 2019. Except for redemptions sought in certain defined special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAV. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAV.

Summary of Financing

The table below summarizes our non-recourse secured debt, net (dollars in thousands):

	September 30, 2019	December 31, 2018
Carrying Value (a)
Fixed rate	$939,775	$1,007,020
Variable rate:
Amount subject to floating interest rate	122,460	115,156
Amount subject to interest rate swaps and caps	113,566	115,251
	236,026	230,407
	$1,175,801	$1,237,427
Percent of Total Debt
Fixed rate	80%	81%
Variable rate	20%	19%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.0%	4.0%
Variable rate (b)	4.8%	5.1%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $5.4 million and $6.9 million as of September 30, 2019 and December 31, 2018, respectively, and unamortized premium, net of $2.3 million and $1.3 million as of September 30, 2019 and December 31, 2018, respectively (Note 9).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

CPA:18 – Global 9/30/2019 10-Q – 52

Cash Resources

As of September 30, 2019, our cash resources consisted of cash and cash equivalents totaling $168.5 million. Of this amount, $43.8 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds. As of September 30, 2019, we had $40.6 million available to borrow under our third-party financing arrangements for funding of construction of certain development projects (Note 9). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $155.0 million as of September 30, 2019, although there can be no assurance that we would be able to obtain financing for these properties.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us for acquisition funding purposes, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility. As of September 30, 2019, no such loans were outstanding (Note 3).

Cash Requirements

During the next 12 months, we expect that our cash requirements will include making payments to fund capital commitments such as development projects, acquiring new investments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. Balloon payments totaling $109.3 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. We expect to fund $244.8 million related to capital and other lease commitments during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) as of September 30, 2019 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,178,907	$116,862	$264,064	$368,598	$429,383
Capital commitments (b)	293,327	244,821	48,506	—	—
Interest on borrowings	194,264	43,698	73,794	55,357	21,415
Deferred acquisition fees (c)	5,324	3,464	1,860	—	—
	$1,671,822	$408,845	$388,224	$423,955	$450,798
__________

(a)
Represents the non-recourse secured debt, net that we obtained in connection with our investments and excludes $5.4 million of deferred financing costs and $2.3 million of unamortized premium, net (Note 9).

(b)	Capital commitments include our current development projects totaling $288.8 million (Note 4) and $4.5 million of outstanding commitments on development projects that have been placed into service.

(c)
Represents deferred acquisition fees due to our Advisor as a result of our acquisitions. These fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2019, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. As of September 30, 2019, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA:18 – Global 9/30/2019 10-Q – 53

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

FFO
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to, nor a substitute for, net income or loss as determined under GAAP.

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

MFFO

Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-traded REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) beginning in April 2022, which is seven years following the closing of our initial public offering. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Institute for Portfolio Alternatives (the “IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect our operations. MFFO is not equivalent to our net income or loss as determined under GAAP and may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy (as currently intended). Since MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, we believe that it provides an indication of the sustainability of our operating performance after our initial property-acquisition phase. We believe that MFFO allows investors and analysts to better assess the sustainability of our operating performance now that our initial public offering is

CPA:18 – Global 9/30/2019 10-Q – 54

complete and the proceeds are substantially invested. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Traded REITs: Modified Funds from Operations (the “Practice Guideline”), issued in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; amounts relating to straight line rents and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP basis to a cash accrual basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and after adjustments for consolidated and unconsolidated partnerships and jointly owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments, are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above and is adjusted for certain items, such as accretion of discounts and amortizations of premiums on borrowings (as such adjustments are comparable to the permitted adjustments for debt investments), non-cash accretion of environmental liabilities and amortization of right-of-use assets, which management believes is helpful in assessing our operating performance.

Our management uses MFFO in order to evaluate our performance against other non-traded REITs, which also have limited lives with defined acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. For example, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Adjusted MFFO

In addition, our management uses Adjusted MFFO as another measure of sustainable operating performance. Adjusted MFFO adjusts MFFO for deferred income tax expenses and benefits, which are non-cash items that may cause short-term fluctuations in net income, but have no impact on current period cash flows. Additionally, we adjust MFFO to reflect the realized gains/losses on the settlement of foreign currency derivatives to arrive at Adjusted MFFO. Foreign currency derivatives are a fundamental part of our operations in that they help us manage the foreign currency exposure we have associated with cash flows from our international investments.

FFO, MFFO, and Adjusted MFFO

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

CPA:18 – Global 9/30/2019 10-Q – 55

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to CPA:18 – Global	$8,959	$45,484	$26,864	$55,477
Adjustments:
Depreciation and amortization of real property	18,163	16,582	50,715	51,330
Gain on sale of real estate, net	(8,548)	(52,193)	(24,605)	(52,193)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO (a)	(2,219)	6,436	(2,985)	2,987
Proportionate share of adjustments to equity in net income of partially owned entities	(63)	117	440	398
Total adjustments	7,333	(29,058)	23,565	2,522
FFO (as defined by NAREIT) attributable to CPA:18 – Global	16,292	16,426	50,429	57,999
Adjustments:
Straight-line and other rent adjustments (b)	(786)	(1,182)	(2,641)	(3,852)
Amortization of premiums and discounts	445	670	1,383	1,390
Other (gains) and losses (c) (d)	349	953	(524)	(4,759)
Other amortization and non-cash items	194	(20)	360	(11)
Above & below market rent intangible lease amortization, net (e)	(175)	(114)	(499)	(209)
Acquisition and other expenses	—	7	76	25
Proportionate share of adjustments for noncontrolling interests	(295)	15	(271)	121
Proportionate share of adjustments for partially owned entities	1	—	(2)	10
Total adjustments	(267)	329	(2,118)	(7,285)
MFFO attributable to CPA:18 – Global	16,025	16,755	48,311	50,714
Adjustments:
Tax expense, deferred	(816)	(447)	(1,702)	(1,373)
Hedging gains (losses)	498	212	1,253	269
Total adjustments	(318)	(235)	(449)	(1,104)
Adjusted MFFO attributable to CPA:18 – Global	$15,707	$16,520	$47,862	$49,610
__________

(a)
The nine months ended September 30, 2019 includes a gain on sale with regard to our joint venture real estate disposal (Note 12). The three and nine months ended September 30, 2018 includes an aggregate gain on sale with regard to our joint venture real estate disposals.

(b)
Under GAAP, rental receipts are recorded on a straight-line basis over the life of the lease. This may result in timing of income recognition that is significantly different than an accrual basis. By adjusting for these items (to reflect changes from a straight-line basis to an accrual basis), management believes that MFFO and Adjusted MFFO provides useful supplemental information on the realized economic impact of lease terms, provides insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

(c)
Primarily comprised of gains and losses from foreign currency movements, gains and losses on derivatives, and loss on extinguishment of debt. At September 30, 2019, we aggregated loss on extinguishment of debt and realized (gains) and losses on foreign currency (both of which were previously disclosed as separate MFFO adjustment line items), as well as certain other adjustments, within this line item, which is comprised of adjustments related to Other gains and (losses) on our condensed consolidated statements of income. Prior period amounts have been reclassified to conform to current period presentation.

(d)
During nine months ended September 30, 2018, there was a $5.3 million gain recognized as a result of excess insurance proceeds received for the rebuild of a property that was damaged by a tornado in 2017.

CPA:18 – Global 9/30/2019 10-Q – 56

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

CPA:18 – Global 9/30/2019 10-Q – 57

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

As of September 30, 2019, our outstanding debt either bore interest at fixed rates, was swapped or capped to a fixed rate or, in the case of one of our Norwegian investments, inflation-linked to the Norwegian CPI. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter, based upon expected maturity dates of our debt obligations outstanding as of September 30, 2019 (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total	Fair value
Fixed-rate debt (a)	$628	$58,410	$113,046	$98,617	$152,307	$523,557	$946,565	$967,683
Variable rate debt (a)	$77,898	$7,573	$45,184	$17,391	$12,717	$71,579	$232,342	$248,389
__________

(a)	Amounts are based on the exchange rate as of September 30, 2019, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which either have effectively been converted to a fixed rate through the use of interest rate swaps or, in the case of one our Norwegian investments, is inflation-linked to the Norwegian CPI) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of September 30, 2019 by an aggregate increase of $34.6 million or an aggregate decrease of $43.1 million, respectively. Annual interest expense on our unhedged variable-rate debt as of September 30, 2019 would increase or decrease by $1.2 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates as of September 30, 2019, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA:18 – Global 9/30/2019 10-Q – 58

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and, as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our foreign investments through the third quarter of 2019 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future lease payments to be received, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of September 30, 2019 during the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$10,330	$40,828	$40,876	$41,060	$35,665	$335,730	$504,489
Norwegian krone (c)	3,103	12,077	11,449	11,051	10,817	38,748	87,245
	$13,433	$52,905	$52,325	$52,111	$46,482	$374,478	$591,734

Scheduled debt service payments (principal and interest) for mortgage notes for our foreign operations as of September 30, 2019, during the remainder of 2019, each of the next four calendar years following December 31, 2019, and thereafter, are as follows (in thousands):

Debt Service (a) (d)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$2,522	$61,431	$72,135	$39,280	$65,063	$93,574	$334,005
Norwegian krone (c)	3,288	5,599	44,994	3,866	3,866	102,018	163,631
British pound sterling (e)	72,162	—	—	—	—	—	72,162
	$77,972	$67,030	$117,129	$43,146	$68,929	$195,592	$569,798
__________

(a)
Amounts are based on the applicable exchange rates as of September 30, 2019. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of September 30, 2019 of $1.7 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of September 30, 2019 of $0.8 million.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding as of September 30, 2019.

(e)
Amounts relate to debt service obligations for our student housing operating properties. We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of September 30, 2019 of $0.7 million.

CPA:18 – Global 9/30/2019 10-Q – 59

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

CPA:18 – Global 9/30/2019 10-Q – 60

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 9/30/2019 10-Q – 61

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2019, we issued 164,461 shares of our Class A common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV at the date of issuance, which was $8.73 for the month ended July 31, 2019 (54,473 shares) and $8.91 for the months ended August 31, 2019 and September 30, 2019 (109,988 shares). In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. During the three months ended September 30, 2019, we also issued 9,164 shares of our common stock to our directors as part of their annual compensation. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended September 30, 2019:

	Class A		Class C
2019 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
July 1-31	—	$—	—	$—	N/A	N/A
August 1-31	—	—	—	—	N/A	N/A
September 1-30	666,804	8.57	190,321	8.52	N/A	N/A
Total	666,804		190,321
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. For the three months ended September 30, 2019, we received 120 and 38 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received for the three months ended September 30, 2019. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV.

CPA:18 – Global 9/30/2019 10-Q – 62

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

CPA:18 – Global 9/30/2019 10-Q – 63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	November 6, 2019
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2019
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

CPA:18 – Global 9/30/2019 10-Q – 64

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