Form 10-K
period 2019-12-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2020-02-28
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 110,567,519 and 32,002,614 of Class A and Class C shares, respectively, of outstanding common stock at June 30, 2019.
As of February 21, 2020 there were 118,196,797 shares of Class A common stock and 32,527,727 shares of Class C common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

CPA:18 – Global 2019 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws.

These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy, the timing of any future liquidity event, underlying assumptions about our portfolio (e.g. occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), potential holding periods for our investments (including possible acquisitions and dispositions), and our international exposure; our future capital expenditure levels, including any plans to fund our future liquidity needs, and future leverage and debt service obligations; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and other regulatory activity. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations (“MFFO”), and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CPA:18 – Global 2019 10-K – 2

PART I

Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded REIT that primarily invests in a diversified portfolio of income-producing commercial properties leased to companies, both domestically and outside the United States. In addition, our portfolio includes self-storage and student housing investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We conduct substantially all of our investment activities and own all of our assets through CPA:18 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership. In addition to being a general partner and a limited partner of the Operating Partnership, we also own a 99.97% capital interest in the Operating Partnership. WPC–CPA:18 Holdings, LLC (“CPA:18 Holdings” or the “Special General Partner”), a subsidiary of our sponsor, W. P. Carey Inc. (“WPC”), holds the remaining 0.03% special general partner interest in the Operating Partnership.

Our primary investment strategy is to acquire, own, and manage a portfolio of commercial real estate properties. Our net-leased properties are leased to a diversified group of companies on a net-leased basis and generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs, and other operating expenses.

In addition, our portfolio as of December 31, 2019 included self-storage and student housing properties, which we refer to as our Operating Properties. During the year ended December 31, 2019, our portfolio also included our last multi-family residential property, which was sold on January 29, 2019. After that date, we no longer earned any revenue from multi-family residential properties (which were primarily from leases of one year or less with individual tenants).

We are managed by WPC through certain of its subsidiaries (collectively, our “Advisor”). WPC is a diversified REIT and leading owner of commercial real estate listed on the New York Stock Exchange under the symbol “WPC.” In addition, WPC also manages the portfolios of certain non-traded investment programs. Pursuant to an advisory agreement, our Advisor provides both strategic and day-to-day management services for us, including asset management, dispositions of assets, investor relations, investment research and analysis, investment financing and other investment-related services, and administrative services. Our Advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to our Advisor and also reimburse our Advisor for certain expenses incurred in providing services to us, including expenses associated with personnel provided for administration of our operations. The current advisory agreement has a term of one year and may be renewed for successive one-year periods. As of December 31, 2019, our Advisor also served in this capacity for Carey Watermark Investors Incorporated and Carey Watermark Investors 2 Incorporated, which are publicly owned, non-traded REITs that invest in hotel and lodging-related properties (together with us, the “Managed REITs”). WPC also advises Carey European Student Housing Fund I, L.P. (together with the Managed REITs, the “Managed Programs”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe.

We were formed as a Maryland corporation on September 7, 2012. We commenced our initial public offering in May 2013 and raised aggregate gross proceeds of $1.2 billion through the closing of the offering in April 2015. In addition, from inception through December 31, 2019, $183.9 million and $52.5 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”). Although we have substantially invested all of the proceeds from our offering, we intend to continue to use our cash reserves and cash generated from operations to manage a portfolio of commercial properties leased to a diversified group of companies, as well as self-storage and student housing operating properties and development projects.

Our estimated net asset values per share (“NAVs”) as of September 30, 2019 were $8.67 per share for both Class A and Class C common stock. See Significant Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details regarding our NAVs.

We have no employees. As of December 31, 2019, our Advisor had 204 employees available to perform services under our advisory agreement (Note 3).

CPA:18 – Global 2019 10-K – 3

Business Objectives and Strategy

Our objectives are to:

•	provide attractive risk-adjusted returns for our stockholders;

•	generate sufficient cash flow over time to provide investors with increasing distributions;

•	seek investments with potential for capital appreciation; and

•	use leverage to enhance returns on our investments.

We seek to achieve these objectives by investing in a diversified portfolio of income-producing commercial properties as well as self-storage and student housing properties.

Our Portfolio

As of December 31, 2019, our net lease portfolio was comprised of full or partial ownership interests in 47 properties, substantially all of which were fully occupied and triple-net leased to 61 tenants, and totaled approximately 9.6 million square feet. The remainder of our portfolio was comprised of full or partial ownership interests in 68 self-storage properties, 12 student housing development projects and two student housing operating properties, totaling 5.5 million square feet. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio.

Asset Management

Our Advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations, and arranging for and negotiating sales of assets. With respect to our net-leased investments, asset management functions include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, credit and real estate risk analysis, building expansions and redevelopments, refinancing debt, and selling assets. With respect to our self-storage and student housing investments, asset management functions include engaging unaffiliated third parties for management and operation of our investments, active oversight of property developers and managers, credit and real estate risk analysis, building expansions and redevelopments, refinancing debt, and selling assets. Working with the third-party managers it engages, our Advisor reviews and approves operating and capital budgets, inspects properties, and provides input on business strategy at the property.

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

CPA:18 – Global 2019 10-K – 4

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

One of our objectives is ultimately to provide our stockholders with the opportunity to obtain liquidity for their investments in us. We may provide liquidity for our stockholders through sales of assets (either on a portfolio basis or individually), a listing of our shares on a stock exchange, a merger (which may include a merger with WPC or its affiliates), an enhanced redemption program or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the three most recent instances in which stockholders of non-traded REITs managed by our Advisor were provided with liquidity, Corporate Property Associates 15 Incorporated, Corporate Property Associates 16 – Global Incorporated, and Corporate Property Associates 17 – Global Incorporated merged with and into subsidiaries of WPC on September 28, 2012, January 31, 2014, and October 31, 2018, respectively.

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

Our charter currently provides that we will not borrow funds from our directors, WPC, our Advisor or any of their respective affiliates unless the transaction is approved by a majority of our directors (including a majority of the independent directors) who do not have an interest in the transaction, as being fair, competitive, and commercially reasonable and not less favorable than those prevailing for loans between unaffiliated third parties under the same circumstances. In July 2016, it was approved by our and WPC’s board of directors to allow for unsecured loans from WPC to us, of up to $50.0 million in the aggregate (at the sole discretion of WPC’s management), at a rate equal to which WPC can borrow funds under its senior credit facility.

Investment Strategies

Long-Term, Net-Leased Assets

In analyzing potential net-lease investments for our real estate portfolio, our Advisor reviews various aspects of a transaction, including the tenant and the underlying real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy our investment criteria. In evaluating net-leased transactions, our Advisor generally considers, among other things, the following aspects of each transaction:

CPA:18 – Global 2019 10-K – 5

Tenant/Borrower Evaluation — Our Advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure. Our Advisor also rates each asset based on its market, liquidity, and criticality to the tenant’s operations, as well as other factors that may be unique to a particular investment. Our Advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Our Advisor defines creditworthiness as a risk-reward relationship appropriate to its investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. Our Advisor has a robust internal credit rating system and may designate a tenant as “implied investment grade” even if the credit rating agencies have not made a rating determination. As of December 31, 2019, we had nine tenants that were rated investment grade, as well as 47 below-investment grade tenants (with a weighted-average internal credit rating of 3.3). The aforementioned credit rating data does not include our student housing operating properties and development projects.

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

Operating Properties and Other

Self-Storage Investments — Our Advisor combines a rigorous underwriting process and active oversight of property managers with a goal to generate attractive risk-adjusted returns. We had full ownership interests in 68 self-storage properties as of December 31, 2019. Our self-storage investments are managed by unaffiliated third parties who have been engaged by our Advisor. Our Advisor’s internal asset management personnel oversee the third-party managers with detailed performance reviews, budget review and approval, and business strategy review.

Student Housing Investments — We have strategic relationships with third parties for the purpose of sourcing and managing investment opportunities in this sector, both domestically and internationally. We combine a rigorous underwriting process and active oversight of property developers and managers with a goal to generate attractive risk-adjusted returns. As of December 31, 2019, we had full or partial ownership interests in 12 student housing development projects and two student housing operating properties.

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

CPA:18 – Global 2019 10-K – 6

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

CPA:18 – Global 2019 10-K – 7

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

The price of the shares currently being offered through our DRIP is determined by our board of directors in the exercise of its business judgment based upon our NAVs from time to time. The valuation methodologies underlying our NAVs involve subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAVs if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved, or (iii) the value of our portfolio at the time you dispose of your shares. Since our NAVs are estimates and may be impacted by various factors (including elements that are outside our control, such as changes in interest and/or exchange rates, as well as real estate markets fluctuations), there is no assurance that a stockholder will realize such NAVs in connection with any liquidity event.

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

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO will be sufficient to cover our future distributions. For the year ended December 31, 2019, our FFO covered approximately 76.8% of total distributions declared, with the balance funded from other sources, including our DRIP. For the year ended December 31, 2019, net cash provided by operating activities fully covered total distributions declared. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales or borrowings to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid.

Our charter permits us to make distributions from any source, including the sources described above. Because the amount we pay out in distributions has in the past exceeded, and may in the future continue to exceed, our FFO, distributions to stockholders may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of investment and could reduce a stockholder’s basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

CPA:18 – Global 2019 10-K – 8

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

We may incur substantial impairment charges, which we are required to recognize: (i) whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value; (ii) for direct financing leases, whenever losses related to the collectability of receivables are both probable and reasonably estimable or there has been a permanent decline in the current estimate of the residual value of the property; and (iii) for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income, although they do not necessarily affect our FFO, which is the metric we use to evaluate our distribution coverage.

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

Our success is dependent on the performance of our Advisor.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of our Advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, the completion of our build-to-suit and development projects, and the management of our assets. In addition, our Advisor may not be as familiar with the potential risks of investments outside our existing property types, which could lead to diminished investment performance and adversely affect our revenues, NAVs, and distributions to our stockholders.

Finally, the performance of past programs managed by our Advisor may not be indicative of our Advisor’s performance with respect to us. We cannot guarantee that our Advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.

CPA:18 – Global 2019 10-K – 9

We could be adversely affected if WPC sells, transfers or otherwise discontinues its investment management business.

WPC has exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it currently expects to continue serving as our Advisor through the end of our life cycle. If WPC sells, transfers or otherwise discontinues its investment management business entirely, we would have to find a new Advisor, who may not be familiar with our company, may not provide the same level of services as our Advisor, and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance and delay or otherwise negatively impact our ability to effect a liquidity event. If we terminate the advisory agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial.

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

We may be deterred from terminating the advisory agreement or engaging in certain business combination transactions because, upon certain events, our Operating Partnership must decide whether to repurchase all or a portion of WPC’s interest in our Operating Partnership.

While the advisory agreement has a term of one year (which may be renewed for successive one-year periods) and we may terminate the advisory agreement upon 60 days’ written notice without cause or penalty, the termination or resignation of our Advisor, including by non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of our Advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of WPC’s special general partner interest in our Operating Partnership (which is held through its subsidiary CPA:18 Holdings) at a value based on the lesser of: (i) five times the amount of the last completed fiscal year’s special general partner distributions, and (ii) the discounted present value of the estimated future special general partner distributions until March 2025. This repurchase could be prohibitively expensive and require the Operating Partnership to sell assets in order to complete the repurchase. If our Operating Partnership does not exercise its repurchase right and WPC’s interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our Advisor while WPC owns a significant interest in the Operating Partnership. Even if we do find another entity to act as our Advisor, we may be subject to higher fees than those charged by Carey Asset Management Corp. These considerations could deter us from terminating the advisory agreement.

In addition, in the event of a merger or other extraordinary corporate transaction in which the advisory agreement is terminated and an affiliate of WPC does not replace our Advisor, the Operating Partnership must either repurchase WPC’s special general partner interest in our Operating Partnership at the value described above or obtain WPC’s consent to the merger. This obligation may limit opportunities for stockholders to receive a premium for their shares that might otherwise exist if a third party attempted to acquire us through a merger or other extraordinary corporate transaction.

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

CPA:18 – Global 2019 10-K – 10

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

•
acquisitions of single assets or portfolios of assets from WPC and its affiliates, subject to our investment policies and procedures, in the form of a direct purchase of assets, a merger, or another type of transaction;

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

•
decisions regarding potential liquidity events and business combination transactions (including a merger with WPC), which may entitle our Advisor and its affiliates to receive additional fees and distributions in relation to the liquidations;

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

CPA:18 – Global 2019 10-K – 11

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

CPA:18 – Global 2019 10-K – 12

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

We have invested, and may continue to invest in, properties located outside the United States. As of December 31, 2019, our triple-net lease real estate properties located outside of the United States represented 56% of consolidated contractual minimum annualized base rent (“ABR”). These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws (including land use, zoning, environmental, financial, and privacy laws and regulations, such as the European Union’s General Data Protection Regulation);

•
tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directives), which may result in additional taxes on our international investments;

•	changes in operating expenses in particular countries; and

•
geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the terms or availability of mortgage funds), including with regard to Brexit (discussed below).

In addition, the lack of publicly available information in certain jurisdictions could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental and regulatory agencies. Certain of these risks may be greater in less developed countries. Further, our Advisor’s expertise to date has primarily been in the United States and certain countries in Europe and Asia. Our Advisor has less experience in other international markets and may not be as familiar with the potential risks to our investments in these areas, which could cause us to incur losses as a result.

Our Advisor may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

CPA:18 – Global 2019 10-K – 13

Economic conditions and regulatory changes surrounding the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.

The United Kingdom initiated the process to leave the European Union (“Brexit”) on March 29, 2017, which formally occurred on January 31, 2020. The United Kingdom is currently in a transition period until December 31, 2020, during which it negotiates the terms of its future relationship with the European Union, while preserving membership in the European Union’s internal market and customs union and relinquishing representation in the European Union’s institutions.

The real estate industry faces substantial uncertainty regarding the impact of Brexit. Adverse consequences could include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants or the operations of our student housing properties. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. As of December 31, 2019, 6% and 24% of our consolidated total revenue was from the United Kingdom and other European Union countries, respectively (although these percentages will likely increase upon the completion of our student housing development projects located in the United Kingdom and other European Union countries).

Given the ongoing uncertainty surrounding the transition period negotiations (including the potential implementation of a free trade agreement versus a “no-deal Brexit”), we cannot predict how the Brexit process will finally be implemented and are continuing to assess the potential impact, if any, of these events on our operations, financial condition, and results of operations.

The anticipated replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

Certain instruments within our debt profile are indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. Concerns regarding the accuracy and integrity of LIBOR led the United Kingdom to publish a review of LIBOR in September 2012. Based on the review, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (the “FCA”) were published and came into effect on April 2, 2013. On July 27, 2017, the FCA announced its intention to phase out LIBOR rates by the end of 2021.

We cannot predict the impact of these changes as regulators and the global financial markets debate the transition to a successor benchmark. Assuming that LIBOR becomes unavailable after 2021, the interest rates on our LIBOR-indexed debt (comprised of our non-recourse mortgage loan with carrying amount of $25.1 million, which is not subject to interest rate swaps or caps, as of December 31, 2019) will fall back to various alternative methods, any of which could result in higher interest obligations than under LIBOR. Further, the same costs and risks that may lead to the discontinuation or unavailability of LIBOR may make one or more of the alternative methods impossible or impracticable to determine. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates or borrowing costs to borrowers, any of which could have an adverse effect on our financing costs, liquidity, results of operations, and overall financial condition.

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

CPA:18 – Global 2019 10-K – 14

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

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our revenues. For the year ended December 31, 2019, our five largest tenants/guarantors represented approximately 21.7% of our total consolidated revenue. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to our stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating.

The bankruptcy or insolvency of tenants may cause a reduction in our revenue and an increase in our expenses.

We have had and may in the future have tenants file for bankruptcy protection. Bankruptcy or insolvency of a tenant could cause: the loss of lease or interest and principal payments, an increase in the carrying cost of the property, and litigation. If one or a series of bankruptcies or insolvencies is significant enough (more likely during a period of economic downturn), it could lead to a reduction in our NAVs, and/or a decrease in amounts available for distribution to our stockholders.

Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim and the maximum claim will be capped. In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction.

Insolvency laws outside the United States may be more or less favorable to reorganization or the protection of a debtor’s rights as in the United States (e.g., the Croatian government’s adoption of the Act on Extraordinary Administration Proceedings in Companies of Systemic Importance for the Republic of Croatia in April 2017 in reaction to the financial difficulties of the Agrokor group). In circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws.

CPA:18 – Global 2019 10-K – 15

We may incur costs to finish build-to-suit and development projects.

We have acquired undeveloped land or partially developed buildings in order to construct build-to-suit facilities for a prospective tenant. The primary risks of build-to-suit projects are the potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may, among other things, cause total project costs to exceed the original budget and may depress our NAVs and distributions until the projects come online. While some prospective tenants will bear these risks, we may be required to bear these risks in other instances, which means that (i) we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or (ii) we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials, and completing plans and specifications prior to commencement of construction. The incurrence of the additional costs described above or any non-occupancy by a prospective tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses, which may adversely affect our NAVs.

Development and construction risks could affect our profitability.

We have and may continue to invest in student housing development projects and operating properties. Currently, we have 12 ongoing student housing development projects, with estimated funding commitments totaling $457.4 million. Such investments can involve long timelines and complex undertakings, including due diligence, entitlement, environmental remediation, and dense urban construction. We may abandon opportunities that we have begun to explore for a number of reasons (including changes in local market conditions or increases in construction or financing costs) and, as a result, fail to recover expenses already incurred in exploring those opportunities. We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations, which could result in increased costs or missing the beginning of the academic year or the delay or abandonment of opportunities. We project construction costs based on market conditions at the time we prepare our budgets and, while we include anticipated changes, we cannot predict costs with certainty or guarantee that market rents in effect at the time that the development is completed will be sufficient to offset the effects of any increased costs. Occupancy rates and rents may fail to meet our original expectations for a number of reasons, including competition from similar developments and other changes in market and economic conditions beyond our control.

We are subject to risks posed by fluctuating demand and significant competition in the self-storage industry.

A decrease in the demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio. Demand for self-storage space has been and could be adversely affected by weakness in national, regional, and local economies; changes in supply of, or demand for, similar or competing self-storage facilities in an area; and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues. For the year ended December 31, 2019, revenue generated from our self-storage investments represented approximately 31% of our consolidated total revenue.

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

CPA:18 – Global 2019 10-K – 16

We depend on the abilities of the property managers of our self-storage facilities and student housing operating properties.

We contract with independent property managers to operate our self-storage facilities and student housing operating properties on a day-to-day basis. Although we consult with the property managers with respect to strategic business plans, we may be limited, depending on the terms of the applicable management agreement, in our ability to direct the actions of the independent property managers, particularly with respect to daily operations. Thus, even if we believe that our self-storage facilities or our student housing operating properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates or operating profits, we may not have sufficient rights under a particular management agreement to force the property manager to change its method of operation. We can only seek redress if a property manager violates the terms of the applicable management agreement, and then only to the extent of the remedies provided in the agreement. We are, therefore, substantially dependent on the ability of the independent property managers to successfully operate our self-storage facilities and student housing operating properties. Some of our management agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of termination fees. In the event that we are able to and do replace any of our property managers, we may experience significant disruptions at the self-storage facilities or student housing operating properties, which may adversely affect our results of operations.

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

Costs relating to investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial and could exceed any amounts estimated and recorded within our consolidated financial statements. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could (i) give rise to a lien in favor of the government for costs it may incur to address the contamination or (ii) otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant by environmental laws, could affect its ability to make rental payments to us. And although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities. With respect to our self-storage and student housing investments, we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property and there is no tenant or other party to provide indemnification under a net-lease arrangement.

CPA:18 – Global 2019 10-K – 17

The occurrence of cyber incidents to our Advisor, or a deficiency in our Advisor’s cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of information resources. More specifically, a cyber incident could be an intentional attack (which could include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information) or an unintentional accident or error. Our Advisor uses information technology and other computer resources to carry out important operational activities and to maintain business records. In addition, our Advisor may store or come into contact with sensitive information and data. If our Advisor and its third-party service providers fail to comply with applicable privacy or data security laws in handling this information, including the new General Data Protection Regulation and the California Consumer Privacy Act, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised, including sizable fines and penalties.

As our Advisor’s reliance on technology has increased, so have the risks posed to our Advisor’s systems, both internal and outsourced. Our Advisor has implemented processes, procedures, and controls intended to address ongoing and evolving cyber security risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. Although our Advisor and its third-party service providers employ what they believe are adequate security, disaster recovery and other preventative and corrective measures, their security measures, may not be sufficient for all possible situations and could be vulnerable to, among other things, hacking, employee error, system error, and faulty password management.

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

CPA:18 – Global 2019 10-K – 18

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

CPA:18 – Global 2019 10-K – 19

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

CPA:18 – Global 2019 10-K – 20

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

CPA:18 – Global 2019 10-K – 21

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

CPA:18 – Global 2019 10-K – 22

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

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 21%) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

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

CPA:18 – Global 2019 10-K – 23

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

•
restricts the deductibility of interest expense by businesses (generally, to 30% of the business’s adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business;

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

•
requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under in accordance with U.S. generally accepted accounting principles (“GAAP”), which, with respect to certain leases, could accelerate the inclusion of rental income;

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

CPA:18 – Global 2019 10-K – 24

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

Item 3. Legal Proceedings.

As of December 31, 2019, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business may be pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA:18 – Global 2019 10-K – 25

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 21, 2020, there were 27,947 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared per share for the past two years are as follows:

	Years Ended December 31,
	2019		2018
	Class A	Class C	Class A	Class C
First quarter	$0.1563	$0.1373	$0.1563	$0.1375
Second quarter	0.1563	0.1376	0.1563	0.1378
Third quarter	0.1563	0.1376	0.1563	0.1374
Fourth quarter	0.1563	0.1374	0.1563	0.1376
	$0.6252	$0.5499	$0.6252	$0.5503

We currently intend to continue paying cash dividends consistent with our historical practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2019, we issued 165,190 shares of our Class A common stock to our Advisor as consideration for asset management fees, which were issued at our most recently published NAV at the date of issuance. The shares issued in October 2019 (54,348 shares) were based on the NAV as of June 30, 2019 ($8.91), and the shares issued in November and December 2019 (110,842 shares) were based on the NAV as of September 30, 2019 ($8.67). In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. As previously discussed in our filings with the SEC, over the past three years, we have issued 30,573 shares of our common stock to our directors from time to time. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

CPA:18 – Global 2019 10-K – 26

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended December 31, 2019:

	Class A		Class C
2019 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
October 1-31	—	—	—	—	N/A	N/A
November 1-30	—	—	—	—	N/A	N/A
December 1-31	425,780	$8.42	159,714	$8.27	N/A	N/A
Total	425,780		159,714
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended December 31, 2019, we received 109 and 37 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the three months ended December 31, 2019. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs.

CPA:18 – Global 2019 10-K – 27

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Operating Data
Total revenues	$197,439	$216,716	$205,634	$184,323	$135,943
Net income (loss) (a)	44,004	117,290	39,817	(19,785)	(49,326)
Net income attributable to noncontrolling interests (a)	(11,432)	(20,562)	(13,284)	(10,299)	(8,406)
Net income (loss) attributable to CPA:18 – Global	32,572	96,728	26,533	(30,084)	(57,732)

Income (loss) per share:
Net income (loss) attributable to CPA:18 – Global Class A	0.22	0.67	0.19	(0.22)	(0.45)
Net income (loss) attributable to CPA:18 – Global Class C	0.22	0.66	0.18	(0.23)	(0.44)

Distributions per share declared to CPA:18 – Global Class A	0.6252	0.6252	0.6252	0.6252	0.6250
Distributions per share declared to CPA:18 – Global Class C	0.5499	0.5503	0.5526	0.5467	0.5333
Balance Sheet Data
Total assets	$2,234,803	$2,304,553	$2,330,997	$2,209,446	$2,134,683
Net investments in real estate	1,946,720	1,936,236	2,062,451	1,953,153	1,862,969
Long-term obligations (b)	1,208,256	1,249,977	1,287,847	1,180,138	1,035,354
Other Information
Net cash provided by operating activities	$90,820	$97,703	$88,425	$66,747	$37,537
Net cash used in investing activities	(22,675)	(8,980)	(63,226)	(214,598)	(893,421)
Net cash (used in) provided by financing activities	(96,244)	16,588	(34,063)	102,708	559,829
Cash distributions paid	89,845	87,609	85,174	81,677	75,936
Distributions declared	90,326	88,187	85,865	82,594	78,385
___________

(a)
The year ended December 31, 2019 includes gains on sale of real estate totaling $24.8 million (which includes a $2.9 million gain attributable to noncontrolling interests). The year ended December 31, 2018 includes gains on sale of real estate totaling $78.7 million (inclusive of a tax benefit of $2.0 million), as well as a gain on insurance proceeds totaling $16.6 million (inclusive of a tax benefit of $3.5 million). The gains on sale of real estate and insurance proceeds include amounts attributable to noncontrolling interest of $8.3 million and $2.3 million, respectively (Note 13).

(b)	Represents non-recourse secured debt obligations, deferred acquisition fee installments (including interest), and the annual distribution and shareholder servicing fee liability.

CPA:18 – Global 2019 10-K – 28

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

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is comprised of our investments in student housing development projects, student housing operating properties and multi-family residential properties (our last multi-family residential property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments, one of which was repaid during the second quarter of 2019 (Note 14).

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of our results of operations for the year ended December 31, 2017.

Business Overview

We are a publicly owned, non-traded REIT that invests in a diversified portfolio of income-producing commercial properties leased to companies, and other real estate-related assets, both domestically and outside the United States. In addition, our portfolio includes self-storage and student housing properties. Our last multi-family residential property was sold on January 29, 2019. After that date, we no longer earned any revenue from multi-family residential properties (which were primarily from leases of one year or less with individual tenants). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We derive self-storage revenue from rents received from customers who rent storage space, primarily under month-to-month leases for personal or business use. We earn student housing revenue primarily from leases of one year or less with individual students. Revenue is subject to fluctuation because of the timing of new transactions, completion of build-to-suit and development projects, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

On December 20, 2019, CPA:18 – Global executed a framework agreement with a third party (“Framework Agreement”) to enter into 11 net lease agreements for our student housing properties located in Spain and Portugal for 25 years upon completion of construction. The student housing operating property located in Barcelona, Spain that was placed into service during the third quarter of 2019 became a net lease property effective as of the date of the Framework Agreement. The remaining ten student housing projects under construction are scheduled for completion throughout 2020 and 2021. Additionally, the Framework Agreement includes an option for the third party to purchase all the properties (on an all or none basis) for fixed purchase prices by September 23, 2023 or earlier under certain other circumstances specified in the Framework Agreement.

Management Changes

On December 11, 2019, Ms. ToniAnn Sanzone, the chief financial officer of WPC, was appointed as our chief financial officer, succeeding Ms. Mallika Sinha, who resigned from that position, effective as of that same date.

CPA:18 – Global 2019 10-K – 29

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt (all provided by an independent third party) and for other relevant factors. Since our quarterly NAVs are not based on an appraisal of our full portfolio, to the extent any new quarterly NAV adjustments are within 1% of our previously disclosed NAVs, our quarterly NAVs will remain unchanged. We monitor properties not appraised during the quarter to identify any that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. Costs associated with our development projects (which are not yet generating income) are not appraised quarterly and are carried at cost, which approximates fair value. These costs are included in Real Estate under construction in our consolidated financial statements. Our NAVs as of September 30, 2019 were $8.67 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated November 20, 2019 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of December 31, 2019 during the first quarter of 2020.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. As of December 31, 2019, the liability balance for the distribution and shareholder servicing fee was $1.9 million, which includes $0.5 million related to the fourth quarter 2019. We currently expect that we will cease incurring the distribution and shareholder servicing fee during the third quarter of 2020, at which time the total underwriting compensation paid in respect of the offering will reach 10.0% of the gross offering proceeds (Note 3).

Financial Highlights

During the year ended December 31, 2019, we completed the following, as further described in the consolidated financial statements.

Acquisition Activity

We entered into a new student housing development project transaction for an aggregate amount of $29.7 million (amount based on the exchange rate of the euro on the acquisition date), inclusive of unfunded future commitments and acquisition related costs and fees (Note 4).

Projects Placed into Service

Upon the substantial completion of the student housing development property located in Barcelona, Spain, we reclassified $31.4 million from Real estate under construction to Operating real estate — Land, buildings and improvements on our consolidated financial statements. Subsequent to the completion of this project, on December 20, 2019, we entered into a Framework Agreement with a third party to net-lease this property, as discussed above. As such, we reclassified $30.8 million from Operating real estate — Land, buildings and improvements to Real estate — Land, buildings and improvements (Note 4).

Disposition Activity

Operating Real Estate — We sold our 97% interest in our last multi-family residential property to one of our joint venture partners for total proceeds of $13.1 million, net of closing costs, and recognized a gain on sale of $15.4 million (which includes a $2.9 million gain attributable to noncontrolling interests). The buyer assumed the related mortgage loan outstanding on this property totaling $24.2 million (Note 13).

Real Estate — We sold the 11 properties in our United Kingdom trade counter portfolio (the “Truffle portfolio”) for total proceeds of $39.3 million, net of closing costs, and recognized an aggregate gain on sale of $10.3 million (amounts based on the exchange rate of the British pound sterling at the dates of sale). At closing, we repaid the $22.7 million non-recourse mortgage loan encumbering these properties (Note 13).

CPA:18 – Global 2019 10-K – 30

Financing Activity

On November 8, 2019, we obtained a non-recourse mortgage loan of $75.6 million, related to the two student housing operating properties located in the United Kingdom (Note 9). The loan bears a variable rate interest rate (3.0% at the date of financing), in which interest only payments are due through the scheduled maturity date of November 2022. At closing, we repaid the $74.9 million construction loans previously encumbering these properties. Amounts are based on the exchange rate of the British pound sterling at the date of financing.

On March 4, 2019, we obtained a construction loan of $51.7 million for a student housing development project located in Austin, Texas. The loan bears a variable interest rate on outstanding drawn balances (3.9% at December 31, 2019) and is scheduled to mature in March 2023. We have the option to extend this loan one year from the original maturity date to March 2024. As of December 31, 2019, we had drawn $25.1 million on the construction loan (Note 9).

Consolidated Results

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Total revenues	$197,439	$216,716	$205,634
Net income attributable to CPA:18 – Global	32,572	96,728	26,533

Cash distributions paid	89,845	87,609	85,174

Net cash provided by operating activities	90,820	97,703	88,425
Net cash used in investing activities	(22,675)	(8,980)	(63,226)
Net cash (used in) provided by financing activities	(96,244)	16,588	(34,063)

Supplemental financial measures:
FFO attributable to CPA:18 – Global (a)	69,413	86,437	85,138
MFFO attributable to CPA:18 – Global (a)	65,864	65,223	61,344
Adjusted MFFO attributable to CPA:18 – Global (a)	65,672	62,546	59,068
__________

(a)
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

Revenues and Net Income Attributable to CPA:18 – Global

Total revenues decreased by $19.3 million during 2019 as compared to 2018, primarily as a result of our dispositions and the impact of foreign currency exchange rates, partially offset by an increase in operating property revenues primarily driven by the full year impact of two student housing operating properties placed into service in September 2018, as well as the student housing operating property placed into service in July 2019.

Net income attributable to CPA:18 – Global decreased by $64.2 million during 2019 as compared to 2018, primarily due to the gains on sale of real estate and insurance proceeds recognized during 2018, as well as a decrease in total revenues. These decreases were partially offset by the gains on sale recognized during 2019 as well as reduced property and interest expenses (primarily as a result of our properties sold or transferred in 2018 and 2019).

CPA:18 – Global 2019 10-K – 31

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO, MFFO, and Adjusted MFFO are non-GAAP measures that we use to evaluate our business. For definitions of MFFO and Adjusted MFFO, and a reconciliation to Net income attributable to CPA:18 – Global, see Supplemental Financial Measures below.

For the year ended December 31, 2019 compared to 2018, FFO decreased by $17.0 million primarily due to the gain on insurance proceeds recognized during 2018, the negative impact from our properties sold during 2018 and 2019, and a decrease in interest income as a result of the Mills Fleet Farm Group LLC (“Mills Fleet”) mezzanine loan repayment in the second quarter of 2019 (Note 5). These decreases were partially offset by an increase in capitalized interest on our student housing development projects.

For the year ended December 31, 2019 compared to 2018, MFFO and Adjusted MFFO increased by $0.6 million and $3.1 million, respectively, primarily due to the lease restructure during the second quarter of 2019 with our tenant, Fortenova (formerly Agrokor), and the impact of our student housing projects placed into service during 2018 and 2019. An additional increase resulted from the capitalized interest on our student housing development projects in 2019. These increases were partially offset by the negative impact of our 2018 and 2019 dispositions as well as a decrease in interest income as a result of the Mills Fleet mezzanine loan repayment in the second quarter of 2019 and the weakening of foreign currency exchange rates in relation to the U.S. dollar between the years.

CPA:18 – Global 2019 10-K – 32

Portfolio Overview

We hold a diversified portfolio of income-producing commercial real estate properties, and other real estate-related assets. We make investments both domestically and internationally. In addition, our portfolio includes self-storage, student housing, and multi-family residential properties (our last multi-family residential property was sold on January 29, 2019) for the periods presented below. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various jointly owned, net-leased and operating investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	December 31,
	2019	2018
Number of net-leased properties	47	57
Number of operating properties (a)	70	72
Number of development projects	12	12
Number of tenants (net-leased properties)	61	93
Total square footage (in thousands)	15,130	15,660
Occupancy (net-leased properties)	99.4%	98.3%
Weighted-average lease term (net-leased properties, in years)	9.4	10.2
Number of countries	12	12
Total assets (consolidated basis in thousands)	$2,234,803	$2,304,553
Net investments in real estate (consolidated basis in thousands)	1,946,720	1,936,236
Debt, net — pro rata (in thousands)	1,126,326	1,156,060

	Years Ended December 31,
(dollars in thousands, except exchange rates)	2019	2018	2017
Acquisition volume — consolidated (b)	$29,736	$390,975	$145,519
Acquisition volume — pro rata (c)	29,736	369,921	160,773
Financing obtained — consolidated	113,444	163,186	94,119
Financing obtained — pro rata	110,098	166,954	100,064
Average U.S. dollar/euro exchange rate	1.1196	1.1813	1.1292
Average U.S. dollar/Norwegian krone exchange rate	0.1137	0.1230	0.1210
Average U.S. dollar/British pound sterling exchange rate	1.2767	1.3356	1.2882
Change in the U.S. CPI (d)	2.3%	1.9%	2.1%
Change in the Netherlands CPI (d)	2.7%	2.0%	1.3%
Change in the Norwegian CPI (d)	1.4%	3.4%	1.6%
__________

(a)	As of December 31, 2019, our operating portfolio consisted of 68 self-storage properties and two student housing operating properties, all of which are managed by third parties.

(b)
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

CPA:18 – Global 2019 10-K – 33

The tables below present information about our portfolio on a pro rata basis for the year ended December 31, 2019. See Terms and Definitions below for a description of Pro Rata Metrics, Stabilized NOI, and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI	Percent
Net-Leased
Office	$39,227	31%
Hospitality	14,266	11%
Warehouse	12,933	11%
Industrial	8,695	7%
Retail	7,549	6%
Net-Leased Total	82,670	66%

Operating
Self storage	37,057	29%
Other operating properties	6,329	5%
Operating Total	43,386	34%
Total	$126,056	100%

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI	Percent
United States
South	$29,987	24%
Midwest	23,385	19%
West	12,411	10%
East	9,476	8%
U.S. Total	75,259	61%

International
Norway	11,179	9%
Germany	10,466	8%
Netherlands	8,409	7%
United Kingdom	6,330	5%
Mauritius	4,980	4%
Poland	4,275	3%
Croatia	2,615	2%
Slovakia	2,303	1%
Canada	240	—%
International Total	50,797	39%
Total	$126,056	100%

CPA:18 – Global 2019 10-K – 34

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Fentonir Trading & Investments Limited (a)	Hospitality	Hotel, Gaming, and Leisure	Munich and Stuttgart, Germany	$7,590	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging and Glass	University Park, Illinois	6,213	5%
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	5,465	5%
Albion Resorts (Club Med) (a)	Hospitality	Hotel, Gaming, and Leisure	Albion, Mauritius	4,980	4%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	4,275	4%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	4,235	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	3,892	3%
Orbital ATK, Inc.	Office	Metals and Mining	Plymouth, Minnesota	3,591	3%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	3,472	3%
COOP Ost AS (a)	Retail	Grocery	Oslo, Norway	3,462	3%
Total				$47,175	40%
__________

(a)	Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

CPA:18 – Global 2019 10-K – 35

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of December 31, 2019. See Terms and Definitions below for a description of Pro Rata Metrics, Stabilized NOI and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Hotel, Gaming, and Leisure	$14,634	16%
Banking	10,325	11%
Grocery	6,872	8%
Containers, Packaging, and Glass	6,213	7%
Insurance	4,845	5%
Capital Equipment	4,525	5%
Utilities: Electric	3,922	4%
Oil and Gas	3,762	4%
Retail	3,626	4%
Sovereign and Public Finance	3,547	4%
Metals and Mining	3,531	4%
Business Services	3,430	4%
Media: Advertising, Printing, and Publishing	3,398	4%
High Tech Industries	3,258	4%
Healthcare and Pharmaceuticals	2,639	3%
Automotive	1,984	3%
Construction and Building	1,521	2%
Non-Durable Consumer Goods	1,239	1%
Telecommunications	1,095	1%
Electricity	1,057	1%
Wholesale	1,049	1%
Residential	990	1%
Cargo Transportation	977	1%
Consumer Services	685	1%
Other (a)	722	1%
Total	$89,846	100%
__________

(a)	Includes ABR from tenants in the following industries: durable consumer goods and environmental industries.

CPA:18 – Global 2019 10-K – 36

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
2020	3	$714	1%
2021	2	1,021	1%
2022	2	113	—%
2023	12	15,241	17%
2024	14	5,286	6%
2025	3	4,810	5%
2026	5	7,494	8%
2027	6	6,120	7%
2028	4	5,310	6%
2029	3	9,085	10%
2030	2	3,961	4%
2031	4	5,027	6%
2032	3	7,913	9%
Thereafter (>2032)	12	17,751	20%
Total	75	$89,846	100%
__________

(a)	Assumes tenant does not exercise renewal option.

Lease Composition and Leasing Activities

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices, or percentage rents. As of December 31, 2019, approximately 50.7% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 47.4% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 3.4% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents are insignificant for the periods presented.

CPA:18 – Global 2019 10-K – 37

Operating Properties

As of December 31, 2019, our operating portfolio consisted of 68 self-storage properties and two student housing operating properties. As of December 31, 2019, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	21	1,779
Texas	12	843
California	10	860
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington D.C.	1	67
South Carolina	1	62
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	65	4,962
Canada	3	316
United Kingdom	2	215
International Total	5	531
Total	70	5,493

CPA:18 – Global 2019 10-K – 38

Development Projects

As of December 31, 2019, we had the following 12 consolidated student housing development projects, including joint-ventures, which remain under construction (dollars in thousands):

Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)	Estimated Completion Date
Malaga, Spain (d)	100.0%	2	230,329	$39,136	$10,735	Q3 2020
Austin, Texas	90.0%	1	185,720	74,469	47,802	Q3 2020
San Sebastian, Spain (d)	100.0%	1	126,075	33,998	17,277	Q3 2020
Porto, Portugal (d)	98.5%	1	102,112	22,957	7,077	Q3 2020
Barcelona, Spain (d)	100.0%	3	77,504	29,474	17,479	Q3 2020
Seville, Spain (d)	75.0%	1	163,477	41,343	14,060	Q1 2021
Coimbra, Portugal (d)	98.5%	1	135,076	24,820	9,996	Q1 2021
Bilbao, Spain (d)	100.0%	1	179,279	49,109	10,076	Q3 2021
Valencia, Spain (d)	98.7%	1	100,423	25,201	7,142	Q3 2021
Pamplona, Spain (d)	100.0%	1	91,363	28,064	10,024	Q3 2021
Granada, Spain (d)	98.5%	1	75,557	21,742	4,399	Q3 2021
Swansea, United Kingdom (e)	97.0%	1	176,496	67,077	26,287	Q2 2022
		15	1,643,411	$457,390	182,354
Third-party contributions (f)					(7,069)
Total					$175,285
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)	Amounts related to our 11 international development projects are denominated in a foreign currency. For these projects, amounts are based on their respective exchange rates as of December 31, 2019.

(c)	Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees paid to our Advisor, which are all included in Real estate under construction on our consolidated balance sheets.

(d)	Included as part of the executed Framework Agreement to become a net-leased property upon completion of construction (Note 14).

(e)	Amount funded for the project includes $7.3 million right-of-use (“ROU”) land lease asset that is included in In-place lease and other intangible assets on our consolidated balance sheets.

(f)	Amount represents the funds contributed from our joint-venture partners.

CPA:18 – Global 2019 10-K – 39

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of December 31, 2019. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

CPA:18 – Global 2019 10-K – 40

Reconciliation of Net Income (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net Income (GAAP)	$44,004	$117,290	$39,817
Adjustments:
Depreciation and amortization	65,498	66,436	75,174
Interest expense	48,019	53,221	48,994
Gain on sale of real estate, net	(24,773)	(78,657)	(14,209)
Other (gains) and losses	(4,715)	(21,276)	(19,969)
Equity in losses of equity method investment in real estate	2,185	1,072	871
Provision for (benefit from) income taxes	210	(1,952)	(1,506)
NOI related to noncontrolling interests (1)	(12,835)	(12,313)	(12,128)
NOI related to equity method investment in real estate (2)	200	692	75
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$117,793	$124,513	$117,119

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(11,432)	$(20,562)	$(13,284)
Depreciation and amortization	(7,389)	(6,673)	(6,430)
Interest expense	(4,770)	(4,884)	(4,703)
Gain on sale of real estate, net	2,898	8,259	3,627
Other gains and (losses)	(366)	1,934	174
Benefit from (provision for) income taxes	92	(79)	(162)
Available Cash Distributions to a related party (Note 3)	8,132	9,692	8,650
NOI related to noncontrolling interests	$(12,835)	$(12,313)	$(12,128)

(2) NOI related to equity method investment in real estate:
Equity in losses of equity method investment in real estate (GAAP)	$(2,185)	$(1,072)	$(871)
Depreciation and amortization	1,771	549	334
Interest expense	1,780	943	641
Gain on sale of real estate, net	(1,122)	—	—
Other gains and (losses)	(58)	7	(11)
Benefit from (provision for) income taxes	14	265	(18)
NOI related to equity method investment in real estate	$200	$692	$75

CPA:18 – Global 2019 10-K – 41

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Years Ended December 31,
	2019	2018	2017
Net-leased	$82,670	$86,176	$81,436
Self storage	37,057	36,090	33,232
Other operating properties	6,329	2,397	11,508
Stabilized NOI	126,056	124,663	126,176
Other NOI:
Corporate (a)	(19,593)	(20,281)	(22,757)
Notes receivable	4,075	7,234	7,158
Straight-line rent adjustments	3,461	4,712	5,184
Non-core income (b)	2,457	—	—
Disposed properties	1,516	7,477	1,241
	117,972	123,805	117,002
Recently-opened operating properties (c)	(148)	906	165
Build-to-Suit and Development Projects (d)	(31)	(198)	(48)
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$117,793	$124,513	$117,119
_________

(a)
Includes expenses such as asset management fees and cash distributions to the Special General Partner as well as other gains and (losses) that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance.

(b)	Includes NOI related to back rents collected from tenants that were previously reserved in prior periods.

(c)
The year ended December 31, 2019 includes NOI for the student housing operating property located in Barcelona, Spain, which was placed into service during the third quarter of 2019. This property became net lease upon the execution of the Framework Agreement with a third party in December 2019 (Note 14). The years ended December 31, 2018 and 2017 include NOI relating to the student housing operating properties located in Portsmouth and Cardiff, United Kingdom, which were completed and began operating during the third quarter of 2018.

(d)
All years include NOI for our ongoing student housing development projects. Refer to the Development Projects table above for a listing of all current projects. The years ended December 31, 2018 and 2017, include NOI for our Canadian self-storage development projects which were all substantially completed as of December 31, 2018.

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

CPA:18 – Global 2019 10-K – 42

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income attributable to CPA:18 – Global (in thousands):

	Years Ended December 31,
	2019	2018	Change	2018	2017	Change
Existing Net-Leased Properties
Lease revenues	$100,050	$104,651	$(4,601)	$104,651	$103,302	$1,349
Depreciation and amortization	(44,185)	(39,778)	(4,407)	(39,778)	(40,865)	1,087
Reimbursable tenant cots	(11,492)	(11,493)	1	(11,493)	(10,902)	(591)
Property expenses	(5,803)	(10,352)	4,549	(10,352)	(8,110)	(2,242)
Property level contribution	38,570	43,028	(4,458)	43,028	43,425	(397)
Recently Acquired Net-Leased Properties
Lease revenues	17,019	17,741	(722)	17,741	7,172	10,569
Depreciation and amortization	(5,031)	(5,474)	443	(5,474)	(2,448)	(3,026)
Reimbursable tenant costs	(1,515)	(1,720)	205	(1,720)	(436)	(1,284)
Property expenses	(700)	(619)	(81)	(619)	(405)	(214)
Property level contribution	9,773	9,928	(155)	9,928	3,883	6,045
Existing Operating Properties
Operating property revenues	60,763	57,909	2,854	57,909	55,098	2,811
Operating property expenses	(23,628)	(22,133)	(1,495)	(22,133)	(21,782)	(351)
Depreciation and amortization	(11,911)	(12,840)	929	(12,840)	(22,460)	9,620
Property level contribution	25,224	22,936	2,288	22,936	10,856	12,080
Recently Acquired Operating Properties
Operating property revenues	10,195	2,627	7,568	2,627	12	2,615
Operating property expenses	(3,715)	(1,662)	(2,053)	(1,662)	1	(1,663)
Depreciation and amortization	(3,683)	(700)	(2,983)	(700)	—	(700)
Property level contribution	2,797	265	2,532	265	13	252
Properties Sold, Transferred, or Held for Sale
Lease revenues	2,031	7,265	(5,234)	7,265	7,501	(236)
Depreciation and amortization	(688)	(7,644)	6,956	(7,644)	(9,401)	1,757
Property expenses	(618)	(3,185)	2,567	(3,185)	(3,636)	451
Operating property revenues	354	18,807	(18,453)	18,807	24,915	(6,108)
Reimbursable tenant costs	(197)	(764)	567	(764)	(814)	50
Operating property expenses	(80)	(9,133)	9,053	(9,133)	(11,749)	2,616
Property level contribution	802	5,346	(4,544)	5,346	6,816	(1,470)
Property Level Contribution	77,166	81,503	(4,337)	81,503	64,993	16,510
Add other income:
Interest income and other	7,027	7,707	(680)	7,707	7,633	74
Less other expenses:
Asset management fees	(11,539)	(12,087)	548	(12,087)	(11,293)	(794)
General and administrative	(7,724)	(7,425)	(299)	(7,425)	(7,335)	(90)
	64,930	69,698	(4,768)	69,698	53,998	15,700
Other Income and Expenses
Interest expense	(48,019)	(53,221)	5,202	(53,221)	(48,994)	(4,227)
Gain on sale of real estate, net	24,773	78,657	(53,884)	78,657	14,209	64,448
Other gains and (losses)	4,715	21,276	(16,561)	21,276	19,969	1,307
Equity in losses of equity method investment in real estate	(2,185)	(1,072)	(1,113)	(1,072)	(871)	(201)
	(20,716)	45,640	(66,356)	45,640	(15,687)	61,327
Income before income taxes	44,214	115,338	(71,124)	115,338	38,311	77,027
(Provision for) benefit from income taxes	(210)	1,952	(2,162)	1,952	1,506	446
Net Income	44,004	117,290	(73,286)	117,290	39,817	77,473
Net income attributable to noncontrolling interests	(11,432)	(20,562)	9,130	(20,562)	(13,284)	(7,278)
Net Income Attributable to CPA:18 – Global	$32,572	$96,728	$(64,156)	$96,728	$26,533	$70,195

CPA:18 – Global 2019 10-K – 43

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses, reimbursable tenant costs, and depreciation and amortization. Reimbursable tenant costs (revenues) are now included within Lease revenues in the consolidated statements of income (Note 2). We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income attributable to CPA:18 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2017 and that were not sold during the periods presented. As of December 31, 2019, there were 42 existing net-leased properties.

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, property level contribution for existing net-leased properties decreased by $4.5 million, primarily due to a decrease of $2.9 million at our Fortenova (formerly Agrokor) properties, and $1.4 million as a result of the weakening of certain foreign currencies (primarily the euro) in relation to the U.S. dollar. During the second quarter of 2019, we restructured our lease at our Fortenova properties, which resulted in an increase in depreciation and amortization as a result of accelerated amortization of in-place lease intangibles, decrease in lease revenues, and a decrease in bad debt. Upon our adoption of Accounting Standards Update 2016-02 during the first quarter of 2019 (Note 2), rents deemed uncollectible are recorded against lease revenues.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2016. This includes the 11 student housing properties subject to the Framework Agreement (Note 1). As of December 31, 2019, there were 15 recently acquired net-leased properties.

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, property level contribution from recently acquired net-leased properties decreased by $0.2 million, primarily due to the weakening of certain foreign currencies in relation to the U.S. dollar.

Existing Operating Properties

Existing operating properties are those that we acquired prior to January 1, 2017 and that were not sold during the periods presented. As of December 31, 2019, there were 65 existing operating properties.

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, property level contribution from existing operating properties increased by $2.3 million. Operating revenues and operating expenses increased by $2.9 million and $1.5 million, respectively, reflecting the increased stabilization at various self-storage properties. In addition, depreciation and amortization expense decreased by $0.9 million, primarily due to certain in-place lease intangible assets becoming fully amortized during the year ended December 31, 2018.

Recently Acquired Operating Properties

Recently acquired operating properties are those that we acquired or placed into service subsequent to December 31, 2016. For the periods presented, there were 12 student housing development projects under construction and three student housing operating properties, one of which was placed into service in the current period. On December 20, 2019, this property, along with ten student housing development projects under construction, were included in the Framework Agreement and are included in the property count noted further above. As of December 31, 2019, the two remaining recently acquired operating properties were comprised of the student housing operating properties placed into service during the third quarter of 2018 (Note 4).

CPA:18 – Global 2019 10-K – 44

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, property level contribution from recently acquired operating properties increased by $2.5 million, primarily due to the full year impact of the two student housing properties placed into service during the third quarter of 2018, as well as the impact of the student housing operating property placed into service in the third quarter of 2019 prior to the net-lease conversion on December 20, 2019.

Properties Sold, Transferred, or Held for Sale

2019 — During the year ended December 31, 2019, we sold the 11 properties in our Truffle portfolio, as well as our last multi-family residential property located in Fort Walton Beach, Florida (Note 13).

2018 — During the year ended December 31, 2018, we sold five domestic multi-family residential properties, as well as an office building located in Utrecht, the Netherlands. Additionally, as a result of a settlement agreement with our insurer related to the development project in Accra, Ghana, we transferred the right to collect for tenant default damages to the insurer (Note 13).

As of December 31, 2018, we had one multi-family residential property classified as Assets held for sale, which we sold in January 2019 as noted above.

Other Income and Expenses

Interest Income and Other

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, interest income and other decreased $0.7 million, primarily due to the Mills Fleet mezzanine loan repayment in April 2019 (Note 5), partially offset by the receipt of back rents as a result of a lease restructure during the second quarter of 2019 with our tenant, Fortenova (formerly Agrokor).

Asset Management Fees

Our Advisor is entitled to an annual asset management fee, which is further described in Note 3.

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, asset management fees decreased by $0.5 million, primarily due to a decrease in the asset base from which our Advisor earns a fee as a result of our dispositions during and subsequent to the year ended December 31, 2018.

General and Administrative

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, general and administrative expenses increased by $0.3 million primarily due to an increase in professional fees and reimbursable costs allocated from our Advisor (Note 3).

Interest Expense

Our interest expense is directly impacted by the mortgage financing obtained or assumed in connection with our investing activity (Note 9). During the years ended December 31, 2019 and 2018, we obtained new financings totaling $113.4 million and $163.2 million, respectively.

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, interest expense decreased by $5.2 million, primarily as a result of our encumbered properties sold in 2018 and 2019. Our average outstanding debt balance was $1.1 billion and $1.3 billion during the years ended December 31, 2019 and 2018, respectively, with a weighted-average annual interest rate of 4.4% and 4.1%, respectively.

CPA:18 – Global 2019 10-K – 45

Gain on Sale of Real Estate, net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the years ended December 31, 2019 and 2018. Our dispositions are more fully described in Note 13.

2019 — For the year ended December 31, 2019, we recognized a gain on sale of real estate of $24.8 million (inclusive of a $2.9 million gain attributable to noncontrolling interest), as a result of the disposition of our Truffle portfolio and our last domestic multi-family residential property located in Fort Walton Beach, Florida. The gains on sale of real estate recognized as a result of these dispositions were partially offset by the $1.1 million of disposition fees incurred during the year ended December 31, 2019 in connection with certain 2018 and 2019 dispositions (Note 3).

2018 — For the year ended December 31, 2018, we recognized a gain on sale of real estate of $78.7 million (inclusive of a tax benefit of $2.0 million) as a result of the disposition of five domestic multi-family residential properties and an office building located in Utrecht, the Netherlands.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions and derivative instruments, as well as gains and losses on insurance proceeds. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions held by entities with the U.S. dollar as their functional currency due to fluctuations in foreign exchange rates. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2019 — For the year ended December 31, 2019, we recognized net other gains of $4.7 million, which was primarily comprised of $1.8 million in realized gains on foreign currency forward contracts and collars; $1.5 million in interest income received, primarily from our cash balances held by financial institutions; $1.1 million in gains on insurance proceeds received for a property damaged by a hurricane in 2017; and $0.4 million of realized and unrealized foreign currency transaction gains.

2018 — For the year ended December 31, 2018, we recognized net other gains of $21.3 million, which was primarily comprised of $16.6 million in gains on insurance proceeds (inclusive of a tax benefit of $3.5 million) relating to a joint venture development project in Accra, Ghana (which we transferred to the insurer during the year); and $5.6 million in gains on insurance proceeds received for a property damaged by a tornado in 2017. Additionally, we recognized $0.6 million of realized gains on foreign currency forward contracts and collars, which was partially offset by $1.5 million of realized and unrealized foreign currency transaction losses related to our international investments, primarily related to our short-term intercompany loans.

Equity in Losses of Equity Method Investment in Real Estate

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, equity in losses of equity method investment in real estate increased $1.1 million, primarily due to tenant vacancies at one of our investments and increased depreciation expense as a result of the substantial completion of a Canadian self-storage facility during the third quarter of 2018.

(Provision for) Benefit from Income Taxes

Our income taxes are primarily related to our international properties, and are further described in Note 12.

2019 — During the year ended December 31, 2019, we recorded a provision for income taxes of $0.2 million, comprised of current income tax provisions of $2.5 million, partially offset by a benefit from deferred income taxes of $2.3 million.

2018 — During the year ended December 31, 2018, we recorded a benefit from income taxes of $2.0 million, comprised of a benefit from deferred income taxes of $3.7 million, partially offset by current income tax provisions of $1.7 million.

CPA:18 – Global 2019 10-K – 46

Net Income Attributable to Noncontrolling Interests

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, net income attributable to noncontrolling interests decreased by $9.1 million, primarily due to the gains on sale of our joint venture real estate disposals in 2018 (Note 13), as well as a decrease in the available cash generated by the Operating Partnership (the “Available Cash Distribution”) (Note 3).

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

2019

Operating Activities — Net cash provided by operating activities decreased by $6.9 million during 2019 as compared to 2018, primarily due to decreased operating cash flow resulting from the dispositions of properties (Note 13), as well as decreased interest income due to the Mills Fleet mezzanine loan repayment in April 2019.

Investing Activities — Our investing activities are generally comprised of funding of build-to suit and development projects, real estate purchases and sales, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $22.7 million for the year ended December 31, 2019. This was primarily the result of cash outflows of $108.1 million of funding of construction costs for our build-to-suit and development projects (Note 4). We also had cash outflows of $7.0 million for value added taxes (“VAT”) paid in connection with real estate acquisitions, and $4.5 million for payment of deferred acquisition fees to our Advisor (Note 3). These cash outflows were partially offset by cash inflows of $50.8 million for proceeds from the sale of real estate (Note 13), $36.0 million of proceeds from repayment of the Mills Fleet note receivable (Note 5), and $9.6 million for VAT refunded in connection with real estate acquisitions.

Financing Activities — Net cash used in financing activities totaled $96.2 million for the year ended December 31, 2019. This was primarily due to cash outflows of $132.2 million for scheduled payments and prepayments of non-recourse secured debt financings (Note 9), $89.8 million related to distributions paid to our stockholders, $21.5 million for the repurchase of shares of our common stock pursuant to our redemption program (described below), and $20.1 million for distributions to noncontrolling interests. We had cash inflows related to proceeds of $123.6 million from non-recourse mortgage financings (Note 9), $41.7 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP.

CPA:18 – Global 2019 10-K – 47

2018

Operating Activities — Net cash provided by operating activities increased by $9.2 million during 2018 as compared to 2017, primarily due to the impact of investments acquired or placed into service during 2017 and 2018, partially offset by an increase in interest expense.

Investing Activities — Net cash used in investing activities totaled $9.0 million for the year ended December 31, 2018. This was primarily the result of cash outflows of $91.5 million to fund the construction costs of our development projects and $80.9 million for our real estate investments. We also had cash outflows of $10.5 million for capital expenditures on our real estate, $9.4 million for VAT paid in connection with real estate acquisitions, and $3.9 million for payment of deferred acquisition fees to our Advisor. These cash outflows were partially offset by cash inflows of $125.8 million for proceeds from the sale of five domestic multi-family residential properties and an office building located in Utrecht, the Netherlands, as well as insurance proceeds of $53.2 million related to the settlement agreement with the insurer for a joint venture development project located in Accra, Ghana, and insurance proceeds received for a property damaged by a tornado in 2017. We also had cash inflows of $5.5 million for VAT refunded in connection with real estate acquisitions.

Financing Activities — Net cash provided by financing activities totaled $16.6 million for the year ended December 31, 2018. This was primarily due to cash inflows related to proceeds of $158.3 million from non-recourse mortgage financings and $41.9 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We had cash outflows of $87.6 million related to distributions paid to our stockholders, $52.4 million for scheduled payments and prepayments of mortgage loan principal, $23.1 million for the repurchase of shares of our common stock pursuant to our redemption program and $21.2 million for distributions to noncontrolling interests.
Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. During 2019, we declared distributions to stockholders of $90.3 million, which were comprised of cash distributions of $46.5 million and $43.8 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through December 31, 2019, we have declared distributions to stockholders totaling $480.7 million, which were comprised of cash distributions of $233.3 million and $247.4 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Since inception, the regular quarterly cash distributions that we pay have principally been covered by FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 76.8% of total distributions declared during the year ended December 31, 2019, while our net cash provided by operating activities fully covered total distributions declared.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2019, we received requests to redeem 1,960,121 and 579,919 shares of Class A and Class C common stock, respectively, comprised of 449 and 132 redemption requests, respectively, which we fulfilled at an average price of $8.48 and $8.42 per share for the Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the year ended December 31, 2019. During the year ended December 31, 2018, we redeemed 2,004,958 and 777,584 shares of Class A and Class C common stock, respectively, at an average price of $8.33 and $8.24 per share, respectively. Except for redemptions sought in certain defined special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAVs. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs.

CPA:18 – Global 2019 10-K – 48

Summary of Financing

The table below summarizes our non-recourse secured debt, net (dollars in thousands):

	December 31,
	2019	2018
Carrying Value (a)
Fixed rate	$951,748	$1,007,020
Variable rate:
Amount subject to interest rate swaps and caps	184,361	115,251
Amount subject to floating interest rate	65,804	115,156
	250,165	230,407
	$1,201,913	$1,237,427
Percent of Total Debt
Fixed rate	79%	81%
Variable rate	21%	19%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	3.9%	4.0%
Variable rate (b)	3.8%	5.1%
Total debt	3.9%	4.2%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $5.8 million and $6.9 million as of December 31, 2019 and 2018, respectively, and unamortized premium, net of $2.1 million and $1.3 million as of December 31, 2019 and 2018, respectively (Note 9).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

As of December 31, 2019, our cash resources consisted of cash and cash equivalents totaling $144.1 million. Of this amount, $34.4 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds. As of December 31, 2019, we had $26.6 million available to borrow under our third-party financing arrangement for funding of construction of our student housing development project located in Austin, Texas (Note 9). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $189.9 million as of December 31, 2019, although there can be no assurance that we would be able to obtain financing for these properties.

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us for acquisition funding purposes, at the sole discretion of WPC’s management, of up to $50.0 million, in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility. As of December 31, 2019, no such loans were outstanding (Note 3).

Cash Requirements

During the next 12 months, we expect that our cash requirements will include making payments to fund capital commitments such as development projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. Balloon payments totaling $58.1 million on our consolidated mortgage loan obligations are due during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

CPA:18 – Global 2019 10-K – 49

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) as of December 31, 2019 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,205,638	$101,331	$322,955	$416,529	$364,823
Capital commitments (b)	281,894	200,404	81,490	—	—
Interest on borrowings	189,886	46,013	74,708	52,702	16,463
Deferred acquisition fees (c)	4,427	3,381	1,046	—	—
	$1,681,845	$351,129	$480,199	$469,231	$381,286
__________

(a)
Represents the non-recourse secured debt, net that we obtained in connection with our investments and excludes $5.8 million of deferred financing costs and $2.1 million of unamortized premium, net (Note 9).

(b)
Capital commitments is comprised of our current development projects totaling $275.0 million (Note 4), $4.8 million of outstanding commitments on development projects that have been placed into service, and $2.0 million of tenant improvement allowances at certain properties.

(c)
Represents deferred acquisition fees and related interest due to our Advisor as a result of our acquisitions (Note 3). These fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2019, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. As of December 31, 2019, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Sellers are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations, and we frequently require sellers to address them before closing or obtain contractual protections (e.g. indemnities, cash reserves, letters of credit, or other instruments) from sellers when we acquire a property. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. With respect to our operating properties or vacant net lease properties, which are not subject to net-leased arrangements, there is no tenant to provide for indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise. However, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations.

CPA:18 – Global 2019 10-K – 50

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The recent accounting changes that may potentially impact our business are described under Recent Accounting Pronouncements in Note 2.

CPA:18 – Global 2019 10-K – 51

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

MFFO

Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-traded REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) beginning in April 2022, which is seven years following the closing of our initial public offering. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Institute for Portfolio Alternatives (the “IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect our operations. MFFO is not equivalent to our net income or loss as determined under GAAP and may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy (as currently intended). Since MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, we believe that it provides an indication of the sustainability of our operating performance after our initial property-acquisition phase. We believe that MFFO allows investors and analysts to better assess the sustainability of our operating performance now that our initial public offering is

CPA:18 – Global 2019 10-K – 52

complete and the proceeds are invested. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above and is adjusted for certain items, such as accretion of discounts and amortizations of premiums on borrowings (as such adjustments are comparable to the permitted adjustments for debt investments), non-cash accretion of environmental liabilities and amortization of ROU assets, which management believes is helpful in assessing our operating performance.

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

CPA:18 – Global 2019 10-K – 53

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net income attributable to CPA:18 – Global	$32,572	$96,728	$26,533
Adjustments:
Depreciation and amortization of real property	65,494	66,209	75,375
Gain on sale of real estate, net	(24,773)	(78,657)	(14,209)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO (a)	(4,529)	1,608	(2,895)
Proportionate share of adjustments to equity in net income of partially owned entities	649	549	334
Total adjustments	36,841	(10,291)	58,605
FFO (as defined by NAREIT) attributable to CPA:18 – Global	69,413	86,437	85,138
Adjustments:
Straight-line and other rent adjustments (b)	(3,408)	(4,892)	(5,635)
Amortization of premiums and discounts	2,552	1,907	934
Other (gains) and losses (c) (d)	(2,173)	(20,600)	(19,663)
Above- and below-market rent intangible lease amortization, net (e)	(631)	(378)	223
Other amortization and non-cash items	486	510	—
Acquisition and other expenses	72	28	64
Proportionate share of adjustments for noncontrolling interests	(407)	2,198	285
Proportionate share of adjustments for partially owned entities	(40)	13	(2)
Total adjustments	(3,549)	(21,214)	(23,794)
MFFO attributable to CPA:18 – Global	65,864	65,223	61,344
Adjustments:
Tax expense, deferred	(1,959)	(3,281)	(3,659)
Hedging gains	1,767	604	1,383
Total adjustments	(192)	(2,677)	(2,276)
Adjusted MFFO attributable to CPA:18 – Global	$65,672	$62,546	$59,068
__________

(a)	The years ended December 31, 2019, 2018, and 2017 include gains on sale with regard to our joint venture real estate disposals (Note 13).

(b)
Under GAAP, rental receipts are recorded on a straight-line basis over the life of the lease. This may result in timing of income recognition that is significantly different than on an accrual basis. By adjusting for these items (to reflect changes from a straight-line basis to an accrual basis), management believes that MFFO and Adjusted MFFO provides useful supplemental information on the realized economic impact of lease terms, provides insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

(c)
Primarily comprised of gains and losses from foreign currency movements, gains and losses on derivatives, and loss on extinguishment of debt. During the year ended December 31, 2019, we aggregated loss on extinguishment of debt and realized (gains) and losses on foreign currency (both of which were previously disclosed as separate MFFO adjustment line items), as well as certain other adjustments, within this line item, which is comprised of adjustments related to Other gains and (losses) on our consolidated statements of income. Prior period amounts have been reclassified to conform to current period presentation.

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

CPA:18 – Global 2019 10-K – 54

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

As of December 31, 2019, a significant portion (approximately 94.5%) of our outstanding debt either bore interest at fixed rates, or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 9, in Item 8 below, and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding as of December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair value
Fixed-rate debt (a)	$59,741	$116,412	$99,759	$154,299	$177,880	$350,141	$958,232	$977,393
Variable rate debt (a)	$7,590	$45,200	$95,583	$26,241	$22,234	$50,558	$247,406	$261,611
__________

(a)	Amounts are based on the exchange rate at December 31, 2019, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which either have effectively been converted to a fixed rate through the use of interest rate swaps) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2019 by an aggregate increase of $34.4 million or an aggregate decrease of $43.3 million, respectively. Annual interest expense on our unhedged variable-rate debt at December 31, 2019 would increase or decrease by $0.7 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 7 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at December 31, 2019, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA:18 – Global 2019 10-K – 55

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our foreign investments as of December 31, 2019 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future lease payments to be received, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of December 31, 2019 during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a) (b)	2020	2021	2022	2023	2024	Thereafter	Total
Euro (c)	$43,519	$43,947	$44,137	$38,573	$35,432	$332,969	$538,577
Norwegian krone (d)	12,742	12,092	11,680	11,680	8,523	32,055	88,772
	$56,261	$56,039	$55,817	$50,253	$43,955	$365,024	$627,349

Scheduled debt service payments (principal and interest) for mortgage notes for our foreign operations as of December 31, 2019, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2020	2021	2022	2023	2024	Thereafter	Total
Euro (c)	$64,075	$74,978	$49,922	$67,314	$73,065	$12,291	$341,645
Norwegian krone (d)	5,855	46,628	4,061	4,061	4,061	102,390	167,056
British pound sterling (b)	1,666	1,753	79,743	—	—	—	83,162
	$71,596	$123,359	$133,726	$71,375	$77,126	$114,681	$591,863
__________

(a)
Amounts are based on the applicable exchange rates at December 31, 2019. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2019 of $0.8 million. As a result of the sale of our Truffle portfolio during the year ended December 31, 2019 (Note 13), we no longer receive non-cancelable lease payments denominated in the British pound sterling. The revenues generated from our student housing operating properties located in the United Kingdom are excluded, as they do not meet the criteria of non-cancelable operating leases.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2019 of $2.0 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2019 of $0.8 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2019.

CPA:18 – Global 2019 10-K – 56

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas, based on the percentage of our consolidated total revenues, Stabilized NOI, or pro rata ABR.

For the year ended December 31, 2019, our consolidated portfolio had the following significant characteristics in excess of 10% based on the percentage of our consolidated total revenues:

•	59% related to domestic properties, which included concentrations of 12% and 11% in Florida and Texas, respectively; and

•	41% related to international properties.

As of December 31, 2019, our portfolio had the following significant property, industry and lease characteristics in excess of 10% in certain areas, based on the percentage of our Stabilized NOI as of that date:

•	61% related to domestic properties, which included a concentration of 13% in Florida;

•	39% related to international properties

•	31% related to office properties, 29% related to self-storage properties, 11% related to hotel properties, 11% related to warehouse properties; and

•	29% related to the self-storage industry and 11% related to the hotel, gaming, and leisure industry.

As of December 31, 2019, our net-leased portfolio, which excludes our operating properties, had the following significant property, industry and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	44% related to domestic properties, which included a concentration of 11% in Illinois;

•	56% related to international properties, which included a concentration in Norway of 14%, Germany of 12%, and the Netherlands of 12%;

•	47% related to office properties, 16% related to hotel properties, 15% related to warehouse properties, 11% related to industrial properties, and 10% related to retail properties; and

•	16% related to the hotel, gaming, and leisure industry, and 11% related to the banking industry.

CPA:18 – Global 2019 10-K – 57

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA:18 – Global 2019 10-K – 58

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corporate Property Associates 18 – Global Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corporate Property Associates 18 – Global Incorporated and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2020

We have served as the Company’s auditor since 2013.

CPA:18 – Global 2019 10-K – 59

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,200,645	$1,210,776
Operating real estate — Land, buildings and improvements	512,485	503,149
Real estate under construction	235,751	152,106
Net investments in direct financing leases	42,054	41,745
In-place lease and other intangible assets	284,097	285,460
Investments in real estate	2,275,032	2,193,236
Accumulated depreciation and amortization	(328,312)	(280,608)
Assets held for sale, net	—	23,608
Net investments in real estate	1,946,720	1,936,236
Cash and cash equivalents	144,148	170,914
Accounts receivable and other assets, net	143,935	197,403
Total assets (a)	$2,234,803	$2,304,553
Liabilities and Equity
Non-recourse secured debt, net	$1,201,913	$1,237,427
Accounts payable, accrued expenses and other liabilities	147,098	132,065
Due to affiliates	11,376	16,827
Distributions payable	22,745	22,264
Total liabilities (a)	1,383,132	1,408,583
Commitments and contingencies (Note 10)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 117,179,578 and 114,589,333 shares, respectively, issued and outstanding	117	114
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 32,238,513 and 31,641,265 shares, respectively, issued and outstanding	32	32
Additional paid-in capital	1,319,584	1,290,888
Distributions and accumulated losses	(470,326)	(411,464)
Accumulated other comprehensive loss	(56,535)	(50,593)
Total stockholders’ equity	792,872	828,977
Noncontrolling interests	58,799	66,993
Total equity	851,671	895,970
Total liabilities and equity	$2,234,803	$2,304,553
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2019 10-K – 60

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues
Lease revenues — net-leased	$119,100	$129,657	$117,975
Lease revenues — operating real estate	70,589	76,962	77,345
Other operating and interest income	7,750	10,097	10,314
	197,439	216,716	205,634
Operating Expenses
Depreciation and amortization	65,498	66,436	75,174
Property expenses	31,864	40,229	35,597
Operating real estate expenses	27,423	32,928	33,530
General and administrative	7,724	7,425	7,335
	132,509	147,018	151,636
Other Income and Expenses
Interest expense	(48,019)	(53,221)	(48,994)
Gain on sale of real estate, net	24,773	78,657	14,209
Other gains and (losses)	4,715	21,276	19,969
Equity in losses of equity method investment in real estate	(2,185)	(1,072)	(871)
	(20,716)	45,640	(15,687)
Income before income taxes	44,214	115,338	38,311
(Provision for) benefit from income taxes	(210)	1,952	1,506
Net Income	44,004	117,290	39,817
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $8,132, $9,692, and $8,650, respectively)	(11,432)	(20,562)	(13,284)
Net Income Attributable to CPA:18 – Global	$32,572	$96,728	$26,533
Class A Common Stock
Net income attributable to CPA:18 – Global	$25,636	$75,816	$21,032
Basic and diluted weighted-average shares outstanding	116,469,007	113,401,265	109,942,186
Basic and diluted income per share	$0.22	$0.67	$0.19
Class C Common Stock
Net income attributable to CPA:18 – Global	$6,936	$20,912	$5,501
Basic and diluted weighted-average shares outstanding	32,123,513	31,608,961	31,138,787
Basic and diluted income per share	$0.22	$0.66	$0.18

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2019 10-K – 61

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net Income	$44,004	$117,290	$39,817
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(4,509)	(23,002)	39,925
Unrealized (loss) gain on derivative instruments	(2,079)	3,297	(6,669)
	(6,588)	(19,705)	33,256
Comprehensive Income	37,416	97,585	73,073

Amounts Attributable to Noncontrolling Interests
Net income	(11,432)	(20,562)	(13,284)
Foreign currency translation adjustments	644	2,324	(4,764)
Unrealized loss on derivative instruments	2	—	—
Comprehensive income attributable to noncontrolling interests	(10,786)	(18,238)	(18,048)
Comprehensive Income Attributable to CPA:18 – Global	$26,630	$79,347	$55,025

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2019 10-K – 62

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2019, 2018, and 2017
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2019	114,589,333	$114	31,641,265	$32	$1,290,888	$(411,464)	$(50,593)	$828,977	$66,993	$895,970
Cumulative-effect adjustment for the adoption of new accounting pronouncements (Note 2)						(1,108)		(1,108)		(1,108)
Shares issued	3,822,104	4	1,171,368	1	43,809			43,814		43,814
Shares issued to affiliate	714,598	1			6,261			6,262		6,262
Shares issued to directors	9,164	—			80			80		80
Contributions from noncontrolling interests								—	2,838	2,838
Distributions to noncontrolling interests								—	(21,818)	(21,818)
Distributions declared ($0.6252 and $0.5499 per share to Class A and Class C, respectively)						(90,326)		(90,326)		(90,326)
Net income						32,572		32,572	11,432	44,004
Other comprehensive loss:
Foreign currency translation adjustments							(3,865)	(3,865)	(644)	(4,509)
Unrealized loss on derivative instruments							(2,077)	(2,077)	(2)	(2,079)
Repurchase of shares	(1,955,621)	(2)	(574,120)	(1)	(21,454)			(21,457)		(21,457)
Balance at December 31, 2019	117,179,578	$117	32,238,513	$32	$1,319,584	$(470,326)	$(56,535)	$792,872	$58,799	$851,671

Balance at January 1, 2018	111,193,651	$110	31,189,137	$31	$1,257,840	$(420,005)	$(33,212)	$804,764	$67,301	$872,065
Shares issued	3,969,258	4	1,229,712	1	43,995			44,000		44,000
Shares issued to affiliate	1,422,629	1			12,085			12,086		12,086
Shares issued to directors	8,753	—			75			75		75
Contributions from noncontrolling interests								—	5,966	5,966
Distributions to noncontrolling interests								—	(24,512)	(24,512)
Distributions declared ($0.6252 and $0.5503 per share to Class A and Class C, respectively)						(88,187)		(88,187)		(88,187)
Net income						96,728		96,728	20,562	117,290
Other comprehensive loss:
Foreign currency translation adjustments							(20,678)	(20,678)	(2,324)	(23,002)
Unrealized gain on derivative instruments							3,297	3,297		3,297
Repurchase of shares	(2,004,958)	(1)	(777,584)	—	(23,107)			(23,108)		(23,108)
Balance at December 31, 2018	114,589,333	$114	31,641,265	$32	$1,290,888	$(411,464)	$(50,593)	$828,977	$66,993	$895,970

(Continued)

CPA:18 – Global 2019 10-K – 63

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2019, 2018, and 2017
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

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2019 10-K – 64

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows — Operating Activities
Net income	$44,004	$117,290	$39,817
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	69,139	69,622	77,530
Gain on sale of real estate	(24,773)	(78,657)	(14,209)
Asset management fees and directors’ compensation paid in shares	5,850	12,162	11,393
Straight-line rent adjustments	(2,960)	(4,548)	(5,223)
Deferred income tax benefit	(2,310)	(3,690)	(3,624)
Equity in losses of equity method investment in real estate in excess of distributions received	2,185	1,072	871
Amortization of rent-related intangibles and deferred rental revenue	(1,068)	(712)	(575)
Realized and unrealized (gain) loss on foreign currency transactions, derivatives, and other	(694)	1,913	(17,799)
Loss on extinguishment of debt	133	1,283	—
Gain on insurance proceeds	—	(22,227)	—
Allowance for uncollectible accounts	—	5,727	4,164
Net change in other operating assets and liabilities	1,607	86	3,977
Change in deferred acquisition fees payable	(293)	(1,618)	(7,897)
Net Cash Provided by Operating Activities	90,820	97,703	88,425
Cash Flows — Investing Activities
Funding for build-to-suit and development projects	(108,139)	(172,379)	(103,770)
Proceeds from sale of real estate	50,846	125,841	59,510
Proceeds from repayment of notes receivable	35,954	2,546	—
Value added taxes refunded in connection with the acquisitions of real estate	9,627	5,501	12,639
Value added taxes paid in connection with acquisitions of real estate	(6,964)	(9,440)	(6,253)
Payment of deferred acquisition fees to an affiliate	(4,503)	(3,851)	(3,827)
Return of capital from equity investments	3,161	—	229
Capital expenditures on real estate	(2,989)	(10,450)	(12,512)
Proceeds from insurance settlements	1,084	53,195	3,895
Capital contributions to equity investment	(911)	18	(5,649)
Other investing activities, net	159	39	(93)
Acquisition of real estate	—	—	(7,395)
Net Cash Used in Investing Activities	(22,675)	(8,980)	(63,226)
Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(132,160)	(52,411)	(10,711)
Proceeds from mortgage financing	123,641	158,302	85,559
Distributions paid	(89,845)	(87,609)	(85,174)
Proceeds from issuance of shares	41,735	41,901	42,329
Repurchase of shares	(21,457)	(23,108)	(20,082)
Distributions to noncontrolling interests	(20,070)	(21,192)	(20,264)
Contributions from noncontrolling interests	2,922	1,520	2,632
Payment of deferred financing costs and mortgage deposits	(1,001)	(1,495)	(807)
Other financing activities, net	(9)	680	(45)
Repayment of notes payable to affiliate	—	—	(38,696)
Proceeds from notes payable to affiliate	—	—	11,196
Net Cash (Used in) Provided by Financing Activities	(96,244)	16,588	(34,063)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	659	(4,656)	5,306
Net (decrease) increase in cash and cash equivalents and restricted cash	(27,440)	100,655	(3,558)
Cash and cash equivalents and restricted cash, beginning of year	190,838	90,183	93,741
Cash and cash equivalents and restricted cash, end of year	$163,398	$190,838	$90,183

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2019 10-K – 65

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), is a publicly owned, non-traded real estate investment trust (“REIT”), that invests primarily in a diversified portfolio of income-producing commercial real estate properties leased to companies, both domestically and internationally. In addition, our portfolio includes self-storage and student housing investments. We were formed in 2012 and are managed by W. P. Carey Inc. (“WPC”) through one of its subsidiaries (collectively our “Advisor”). As a REIT, we are not subject to U.S. federal income taxes on income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We derive self-storage revenue from rents received from customers who rent storage space, primarily under month-to-month leases for personal or business use. We earn student housing and multi-family residential revenue primarily from leases of one year or less with individual students and tenants, respectively. Our last multi-family residential property was sold on January 29, 2019. After that date, we no longer earned revenue from multi-family residential tenants. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (“the Operating Partnership”), and as of December 31, 2019 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

As of December 31, 2019, our net lease portfolio was comprised of full or partial ownership interests in 47 properties, substantially all of which were fully occupied and triple-net leased to 61 tenants totaling 9.6 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 68 self-storage properties, 12 student housing development projects and two student housing operating properties, totaling approximately 5.5 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is comprised of our investments in student housing development projects, student housing operating properties and multi-family residential properties (our last multi-family residential property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments, one of which was repaid during the second quarter of 2019. Our reportable business segments and All Other category are the same as our reporting units (Note 14).

On December 20, 2019, we executed a framework agreement with a third party (the “Framework Agreement”) to enter into 11 net lease agreements for our student housing properties located in Spain and Portugal for 25 years upon completion of construction. Effective as of the date of this Framework Agreement, the student housing operating property located in Barcelona, Spain that was placed into service during the third quarter of 2019 became a net lease property. Additionally, the remaining ten student housing projects under construction will become subject to net lease agreements upon their completion and are scheduled to do so throughout 2020 and 2021 (Note 14).

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through December 31, 2019, $183.9 million and $52.5 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”).

CPA:18 – Global 2019 10-K – 66

Notes to Consolidated Financial Statements

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

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we generally include the value of the exercise of such purchase option or long-term renewal options in the determination of residual value.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards, and based on our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

CPA:18 – Global 2019 10-K – 67

Notes to Consolidated Financial Statements

Purchase Price Allocation of Intangible Assets and Liabilities — We record above- and below-market lease intangible assets and liabilities for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers.

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

CPA:18 – Global 2019 10-K – 68

Notes to Consolidated Financial Statements

Impairments

Real Estate — We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, vacancies, an upcoming lease expiration, a tenant with credit difficulty, the termination of a lease by a tenant, or a likely disposition of the property.

For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales.

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

Gain/Loss on Sales — We recognize gains and losses on the sale of properties when the transaction meets the definition of a contract, criteria are met for the sale of one or more distinct assets, and control of the properties is transferred. When these criteria are met, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

Direct Financing Leases — We periodically assess whether there are any indicators that the value of our net investments in direct financing leases may be impaired. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required if any losses are both probable and reasonably estimable. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. If this review indicates a permanent decline in the fair value of the asset below its carrying value, we recognize an impairment charge.

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable, we will classify the net investment as held for sale and write down the net investment to its fair value if the fair value is less than the carrying value.

CPA:18 – Global 2019 10-K – 69

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

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event (Note 6). To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If this is not determined to be the case, a step one quantitative impairment test is considered unnecessary. However, if it is more likely than not, then step one is performed to determine both the existence and amount of goodwill impairment. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired. If however, the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.

Note Receivable — We evaluate our note receivable on a periodic basis to determine if there are any indicators that the value may be impaired. We determined the estimated fair value of these financial instruments using a discounted cash flow model that estimates the present value of the future note payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

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

CPA:18 – Global 2019 10-K – 70

Notes to Consolidated Financial Statements

As of December 31, 2019 and December 31, 2018, we considered 19 and 21 entities to be VIEs, respectively, of which we consolidated 18 and 20, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Real estate — Land, buildings and improvements	$359,886	$362,536
Operating real estate — Land, buildings and improvements	—	110,543
Real estate under construction	233,220	151,479
In-place lease intangible assets	101,198	103,234
Accumulated depreciation and amortization	(78,598)	(68,534)
Total assets	642,648	704,975

Non-recourse secured debt, net	$276,124	$341,922
Total liabilities	330,549	391,983

At both December 31, 2019 and 2018, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of December 31, 2019 and 2018, the net carrying amount of this equity investment was $14.9 million and $18.8 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

At times, the carrying value of our equity investment may fall below zero for certain investments. We intend to fund our share of the jointly owned investment’s future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund the operating deficits. As of December 31, 2019 and 2018, our sole equity investment did not have a carrying value below zero.

Foreign Currencies — We are subject to fluctuations in exchange rates between foreign currencies and the U.S. dollar (primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling). The following table reflects the end-of-period rate of the U.S. dollar in relation to foreign currencies:

	December 31,
	2019	2018	Percent Change
British Pound Sterling	$1.3204	$1.2800	3.2%
Euro	1.1234	1.1450	(1.9)%
Norwegian Krone	0.1139	0.1151	(1.0)%

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

In accordance with the SEC’s adoption of certain rule and form amendments on August 17, 2018, we moved Gain on sale of real estate, net in the consolidated statements of income to be included within Other Income and Expenses.

In connection with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective January 1, 2019, as described below in Recent Accounting Pronouncements, reimbursable tenant costs (revenues), which were previously included in Other operating income, are now included within Lease revenues — net-leased in the consolidated statements of income. Additionally, we previously presented Interest income from direct financing leases separately on the consolidated statements of income. We now present this item within Lease revenues — net-leased.

CPA:18 – Global 2019 10-K – 71

Notes to Consolidated Financial Statements

In addition, we previously presented Other operating income and Other interest income separately on the consolidated statements of income. We currently present these items as Other operating and interest income as a result of the reclassifications related to the adoption of ASU 2016-02 previously discussed. Additionally, non-lease operating real estate income is now included in Other operating and interest income, which was previously included in Lease revenues — operating real estate in the consolidated statements of income. Lastly, we reclassified Acquisition and other expenses to be included in General and administrative in the consolidated statements of income, which did not have a material impact on our consolidated financial statements.

In the second quarter of 2019, we reclassified right-of-use (“ROU”) and other intangible assets to be included within In-place lease and other intangible assets in our consolidated balance sheets. Additionally, we reclassified non-recourse mortgages, net and bonds payable, net to be included within Non-recourse secured debt, net in our consolidated balance sheets (previously presented separately). Prior period balances have been reclassified to conform to the current period presentation.

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

	December 31,
	2019	2018	2017
Cash and cash equivalents	$144,148	$170,914	$71,068
Restricted cash (a)	19,250	19,924	19,115
Total cash and cash equivalents and restricted cash	$163,398	$190,838	$90,183
__________

(a)	Restricted cash is included within Accounts receivable and other assets, net on our consolidated balance sheets.

Real Estate and Operating Real Estate — We carry land, buildings, and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that extend the useful life of the properties, while we expense maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

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

Note Receivable — For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance. Our note receivable is included in Accounts receivable and other assets, net in the consolidated financial statements. We generate revenue in the form of interest payments from the borrower, which are recognized in Other operating and interest income in the consolidated financial statements.

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

Other Assets and Liabilities — We include our note receivable, prepaid expenses, deferred rental income, equity investment in real estate, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, deferred tax assets, and derivative assets in Accounts receivable and other assets, net in the consolidated financial statements. We include derivative liabilities, deferred income taxes, amounts held on behalf of tenants, deferred revenue, intangible liabilities, and environmental liabilities in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CPA:18 – Global 2019 10-K – 72

Notes to Consolidated Financial Statements

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

We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. Operating property revenues are comprised of lease and other revenues from our self-storage and other operating properties (including student housing operating and multi-family residential properties, which we sold our last multi-family residential property in January 2019).

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

For our operating leases, we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4).

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

CPA:18 – Global 2019 10-K – 73

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

Foreign Currency Translation and Transaction Gains and Losses — We have interests in international real estate investments primarily in Europe, for which the functional currency is either the euro, the British pound sterling, or the Norwegian krone. We perform the translation from these currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from this translation as a component of Other comprehensive (loss) income in equity. These translation gains and losses are released to net income (loss) when we have substantially exited from all investments in the related currency.

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

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. We recognized net realized losses of $0.6 million, and $2.6 million, for the years ended December 31, 2019 and 2017, respectively, and net realized gains of $4.7 million and for the year ended December 31, 2018.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive (loss) until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive (loss) income into earnings (within Gain on sale of real estate, net, in our consolidated statements of income) when the hedged investment is either sold or substantially liquidated. In accordance with fair value measurement guidance, counterparty credit risk is measured on a net portfolio position basis.

CPA:18 – Global 2019 10-K – 74

Notes to Consolidated Financial Statements

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

Income Per Share — We have a simple equity capital structure with only common stock outstanding. As a result, income per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements. Income per basic and diluted share of common stock is calculated by dividing Net income attributable to CPA:18 – Global by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net income attributable to CPA:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the years ended December 31, 2019, 2018, and 2017, respectively.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CPA:18 – Global 2019 10-K – 75

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Pronouncements Adopted as of December 31, 2019

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

•
As a Lessee: we recognized $36.7 million of operating lease ROU assets and $9.5 million of corresponding lease liabilities for certain operating land lease arrangements for which we were the lessee on January 1, 2019, which included reclassifying below market land lease intangible assets, above market land lease intangible liabilities, and prepaid rent as a component of the ROU asset (a net reclassification of $27.2 million). See Note 4 for additional disclosures on the presentation of these amounts in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments consist of increases as a result of the CPI or other comparable indices, taxes and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

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

•
As a Lessor: a practical expedient allows lessors to combine non-lease components (lease arrangements that include common area maintenance services) with related lease components (lease revenues), if both the timing and pattern of transfer are the same for the non-lease component and related lease component, the lease component is the predominant component, and the lease component would otherwise be classified as an operating lease. We elected the practical expedient. For (i) operating lease arrangements involving real estate that include common area maintenance services and (ii) all real estate arrangements that include real estate taxes and insurance costs, we present these amounts within Lease revenues — net-leased in our consolidated statements of income. We record amounts reimbursed by the lessee in the period that the applicable expenses are incurred.

Under ASU 2016-02, lessors are allowed to only capitalize incremental direct leasing costs. We were not materially impacted by this change.

CPA:18 – Global 2019 10-K – 76

Notes to Consolidated Financial Statements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and eliminates the requirements to separately measure and disclose hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. We adopted this guidance for our interim and annual periods beginning January 1, 2019. The adoption of this standard impacted our consolidated financial statements for both cash flow and net investment hedges. Changes in the fair value of our hedging instruments are no longer separated into effective and ineffective portions. The entire change in the fair value of these hedging instruments included in the assessment of effectiveness is now recorded in Accumulated other comprehensive loss. The impact to our consolidated financial statements as a result of these changes was not material.

Pronouncements to be Adopted after December 31, 2019

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including loans receivable and net investments in direct financing leases. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842. We will adopt ASU 2016-13 for our interim and annual periods beginning January 1, 2020 using the modified retrospective method, which requires applying changes in reserves through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, day-to-day management, and disposition of real estate and related assets and mortgage loans. We also reimburse our Advisor for general and administrative duties performed on our behalf. The advisory agreement has a term of one year and may be renewed for successive one-year periods or extend pursuant to its terms. We may terminate the advisory agreement upon 60 days written notice without cause or penalty.

Jointly Owned Investments and Other Transactions with our Affiliates

As of December 31, 2019, we owned interests ranging from 50% to 100% in jointly owned investments, with the remaining interests held by affiliates or by third parties. Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures, with the exception of our sole equity investment (Note 4), which we account for under the equity method of accounting.

CPA:18 – Global 2019 10-K – 77

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements (in thousands):

	Years Ended December 31,
	2019	2018	2017
Amounts Included in the Consolidated Statements of Income
Asset management fees	$11,539	$12,087	$11,293
Available Cash Distributions	8,132	9,692	8,650
Personnel and overhead reimbursements	3,161	3,121	3,170
Disposition fees	1,117	—	—
Interest expense on deferred acquisition fees, and external joint venture loans, and accretion of interest on annual distribution and shareholder servicing fee (a)	492	100	1,034
	$24,441	$25,000	$24,147

Acquisition Fees Capitalized
Current acquisition fees	$695	$9,370	$3,757
Capitalized personnel and overhead reimbursements	665	1,063	640
Deferred acquisition fees	555	7,496	3,006
	$1,915	$17,929	$7,403
___________

(a)
For the years ended December 31, 2019 and 2018, interest on the annual distribution and shareholder servicing fee is excluded because, effective as of the third quarter of 2017, it is paid directly to selected dealers rather than through Carey Financial LLC (“Carey Financial”), a subsidiary of WPC, as discussed further below.

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	December 31,
	2019	2018
Due to Affiliates
External joint venture loans, accounts payable, and other (a)	$5,951	$5,070
Deferred acquisition fees, including accrued interest	4,456	8,720
Asset management fees payable	961	972
Current acquisition fees	8	2,065
	$11,376	$16,827
___________

(a)
Includes loans from our joint venture partners to the jointly owned investments that we consolidate. As of December 31, 2019 and 2018, loans due to our joint venture partners including accrued interest, were $4.6 million and $3.5 million, respectively.

Loans from WPC

In July 2016, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us, at the sole discretion of WPC’s management, of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC can borrow funds under its senior credit facility.

For both the years ended December 31, 2019 and 2018, no such loans were outstanding.

CPA:18 – Global 2019 10-K – 78

Notes to Consolidated Financial Statements

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $8.67 as of September 30, 2019. Effective January 1, 2019, our Advisor elected to receive 50% of the asset management fees in shares of our Class A common stock and 50% in cash. For the years ended December 31, 2018, and 2017, all asset management fees paid to our Advisor were in shares of our Class A common stock. As of December 31, 2019, our Advisor owned 5,753,883 shares, or 3.9%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Annual Distribution and Shareholder Servicing Fee

Through June 30, 2017, Carey Financial, the wholly-owned subsidiary of our Advisor, was entitled to receive an annual distribution and shareholder servicing fee from us in connection with our Class C common stock, which it may have re-allowed to selected dealers. Beginning with the payment for the third quarter of 2017 (paid during October 2017), the annual distribution and shareholder servicing fees are paid directly to selected dealers rather than through Carey Financial. The amount of the annual distribution and shareholder servicing fee is 1.0% of the most recently published NAV of our Class C common stock, which was $8.67 as of September 30, 2019. The annual distribution and shareholder servicing fee accrues daily and is payable quarterly in arrears. We will no longer incur the annual distribution and shareholder servicing fee beginning on the date at which, in the aggregate, underwriting compensation from all sources reaches 10.0% of the gross proceeds from our initial public offering, which it had not yet reached as of December 31, 2019. As of December 31, 2019 and 2018, we recorded a liability of $1.9 million and $3.8 million, respectively, within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the years ended December 31, 2019 and 2018. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

In addition, our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees are paid at the discretion of our board of directors. During the year ended December 31, 2019, a total of $1.1 million of disposition fees were approved and paid in connection with certain 2018 and 2019 dispositions, and are included in Gain on sale of real estate, net in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, which as of December 31, 2019 included Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Carey European Housing Student Fund I, L.P. (collectively with us, the “Managed Programs”). Our Advisor also allocated a portion of its personnel and overhead expenses to Corporate Property Associates 17 – Global Incorporated prior to October 31, 2018, the date at which that fund merged into a wholly-owned subsidiary of WPC. Our Advisor allocates these expenses to us on the basis of the percentage of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

CPA:18 – Global 2019 10-K – 79

Notes to Consolidated Financial Statements

We reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. In addition, we reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. We do not reimburse our Advisor for salaries and benefits paid to our named executive officers or for the cost of personnel that provide services for transactions for where our Advisor receives a fee (such as for acquisitions and dispositions). Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% of our pro rata total revenues for each of 2019 and 2018. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to an asset acquisition or other transactions.

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

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2019	2018
Land	$196,693	$195,275
Buildings and improvements	1,003,952	1,015,501
Less: Accumulated depreciation	(135,922)	(112,061)
	$1,064,723	$1,098,715

The carrying value of our Real Estate — Land, buildings and improvements decreased by $11.0 million from December 31, 2018 to December 31, 2019, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our real estate was $29.5 million, $31.0 million, and $28.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Dispositions of Real Estate

2019 — During the year ended December 31, 2019, we sold the 11 properties in our United Kingdom trade counter portfolio (the “Truffle portfolio”). As a result, the carrying value of our real estate properties decreased by $26.0 million from December 31, 2018 to December 31, 2019 (Note 13).

2018 — During the year ended December 31, 2018, we sold an office building located in Utrecht, the Netherlands.

CPA:18 – Global 2019 10-K – 80

Notes to Consolidated Financial Statements

Leases

Operating Lease Income

Lease income related to operating leases recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the consolidated statements of income for the year ended December 31, 2019 are as follows (in thousands):

December 31, 2019
Lease revenues — net-leased
Lease income — fixed	$99,771
Lease income — variable (a)	15,468
Total operating lease income (b)	$115,239

Lease revenues — operating real estate
Lease income — fixed	$67,969
Lease income — variable (c)	2,626
Total operating lease income	$70,595
_________

(a)	Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(b)	Excludes $3.9 million of interest income from direct financing leases that is included in Lease revenues — net-leased in the consolidated statements of income.

(c)	Primarily comprised of late fees and administrative fees revenues.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable operating leases as of December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2020	$96,642
2021	97,057
2022	97,588
2023	91,057
2024	80,281
Thereafter	498,628
Total	$961,253

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019	$101,618
2020	101,413
2021	101,261
2022	101,535
2023	94,502
Thereafter	590,636
Total	$1,090,965

See Note 5 for scheduled future lease payments to be received under non-cancelable direct financing leases.

CPA:18 – Global 2019 10-K – 81

Notes to Consolidated Financial Statements

Lease Cost

During the year ended December 31, 2019, total lease cost for operating leases totaled $1.1 million. Additionally, we recognized reimbursable ground rent totaling approximately $0.4 million, which is included in Lease revenues — net-leased in the consolidated statements of income.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

	Location on Consolidated Balance Sheets	December 31, 2019
Operating ROU assets — land leases	In-place lease and other intangible assets	$35,069

Operating lease liabilities — land leases	Accounts payable, accrued expenses and other liabilities	$8,116

Weighted-average remaining lease term — operating leases (a)		43.4 years
Weighted-average discount rate — operating leases (a)		6.8%
Number of land lease arrangements		8
Lease term range		6 – 983 years
___________

(a)
Excludes a $7.3 million ROU land lease asset related to the student housing development project located in Swansea, United Kingdom as it has no future obligation during the remaining 983-year lease term.

Cash paid for operating lease liabilities included in the Net cash provided by operating activities for the year ended 2019 was $0.8 million. There are no land finance leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2019 is as follows (in thousands):

Years Ending December 31,	Total
2020	$651
2021	651
2022	651
2023	651
2024	651
Thereafter	22,179
Total lease payments	25,434
Less: amount of lease payments representing interest	(17,318)
Present value of future lease payments/lease obligations	$8,116

Scheduled future lease payments (excluding amounts paid directly by tenants) for the five succeeding years subsequent to the year ended December 31, 2018 are $0.3 million each year, respectively, and $8.8 million thereafter.

CPA:18 – Global 2019 10-K – 82

Notes to Consolidated Financial Statements

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage, student housing, and multi-family residential properties (our last multi-family residential property was sold on January 29, 2019), is summarized as follows (in thousands):

	December 31,
	2019	2018
Land	$78,240	$77,984
Buildings and improvements	434,245	425,165
Less: Accumulated depreciation	(57,237)	(41,969)
	$455,248	$461,180

The carrying value of our Operating real estate — land, buildings and improvements increased by $2.9 million from December 31, 2018 to December 31, 2019, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our operating real estate for the years ended December 31, 2019, 2018, and 2017 was $15.2 million, $16.9 million, and $17.4 million, respectively.

Dispositions of Operating Real Estate

2019 — During the year ended December 31, 2019, we sold our last multi-family residential property, which was previously classified as held for sale at December 31, 2018 (Note 13).

2018 — During the year ended December 31, 2018, we sold five domestic multi-family residential properties.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2019	2018
Beginning balance	$152,106	$134,366
Capitalized funds	112,595	189,286
Placed into service	(34,944)	(139,253)
Capitalized interest	7,139	5,355
Foreign currency translation adjustments	(1,145)	(5,129)
Disposition (a)	—	(32,519)
Ending balance	$235,751	$152,106
_________

(a)
On December 17, 2018, we transferred our right to collect for tenant default damages related to the joint venture for a university complex development site located in Accra, Ghana (as discussed further below).

Capitalized Funds During 2019

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

During the year ended December 31, 2019, total capitalized funds primarily related to our student housing development projects, which were comprised principally of initial funding of $11.1 million and construction draws of $101.5 million. Capitalized funds include accrued costs of $9.0 million, which is a non-cash investing activity.

CPA:18 – Global 2019 10-K – 83

Notes to Consolidated Financial Statements

Capitalized Funds During 2018

We entered into the following student housing development project investments during the year ended December 31, 2018 (amounts based on the exchange rate of the euro on the date of acquisition as applicable):

Location	Date of Acquisition	Ownership Percentage	Purchase Price (a)	Estimated Completion Date	Estimated Total Investment (a) (b)
Barcelona, Spain (c) (d)	3/8/2018	98.7%	$10,469	Completed Q3 2019	$28,473
Coimbra, Portugal (c) (d)	6/11/2018	98.5%	9,338	Q1 2021	26,326
San Sebastian, Spain (c)	6/14/2018	100.0%	13,126	Q3 2020	36,733
Barcelona, Spain (c)	6/25/2018	100.0%	13,089	Q3 2020	31,686
Valencia, Spain (c) (d)	7/30/2018	98.7%	7,113	Q3 2021	26,991
Austin, Texas (c) (e)	9/20/2018	90.0%	13,666	Q3 2020	70,181
Granada, Spain (c) (d)	9/21/2018	98.5%	4,262	Q3 2021	23,416
Seville, Spain (c) (f)	11/20/2018	75.0%	13,137	Q1 2021	32,510
Bilbao, Spain (c)	12/14/2018	100.0%	10,694	Q3 2021	51,624
Porto, Portugal (c) (d)	12/18/2018	98.5%	6,185	Q3 2020	23,651
			$101,079		$351,591
_________

(a)	Based on the exchange rate of the euro at the date of acquisition for international investments.

(b)	Amounts represent our expected total investment in the respective development projects.

(c)	As there is insufficient equity at risk, the investment is considered to be a VIE (Note 2).

(d)	Since we are responsible for substantially all of the economics but have disproportionate voting rights, the investment is considered to be a VIE (Note 2).

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

Capitalized Interest

Capitalized interest includes interest incurred during construction, as well as amortization of the mortgage discount and deferred financing costs, which totaled $7.1 million, $5.4 million, and $4.6 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is a non-cash investing activity.

Placed into Service

On July 2, 2019, upon substantial completion, we placed into service the student housing property located in Barcelona, Spain. As a result, we reclassified $31.4 million from Real estate under construction to Operating real estate — Land, buildings and improvements on our consolidated financial statements. Subsequent to the completion of this project, on December 20, 2019, we entered into the Framework Agreement with a third party to net-lease this property (Note 14). As such, we reclassified $30.8 million from Operating real estate — Land, buildings and improvements to Real estate — Land, buildings and improvements (Note 14). Amounts based on the exchange rate of the euro at the date of reclassification.

During the year ended December 31, 2018, upon substantial completion, we placed into service two student housing properties located in the United Kingdom and the remaining portion of a net-leased hotel (placed into service in 2017) totaling $139.3 million, which is a non-cash investing activity. Of that total, $113.1 million was reclassified to Operating real estate — land, buildings and improvements and $26.2 million was reclassified to Real estate — land, buildings and improvements.

CPA:18 – Global 2019 10-K – 84

Notes to Consolidated Financial Statements

Ending Balance

At both December 31, 2019 and 2018, we had 12 open student housing development projects, respectively, with aggregate unfunded commitments totaling approximately $279.9 million and $348.5 million, respectively, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

Ghana Settlement During 2018

On February 19, 2016, we entered into a joint venture development project with a third party for a university complex development site located in Accra, Ghana (“Ghana Joint Venture”). At the time of the investment, the Ghana Joint Venture, which we consolidated, entered into an agreement for third party financing in an amount up to $41.0 million from the Overseas Private Investment Corporation, a developmental finance institution of the U.S. Government. The transaction, including the funding of this loan, was subject to the tenant obtaining a letter of credit, which did not occur and caused the tenant to default under its concession agreement with the Ghana Joint Venture’s subsidiary (“Ghana Special Purpose Vehicle (“SPV”)). The concession agreement effectively functioned as a ground lease and gave us the right to construct the university complex. As a result, the Ghana SPV terminated the concession agreement in May 2018 and no longer pursued the completion of this project.

On December 17, 2018, our Ghana Joint Venture entered into a settlement agreement with its insurer relating to payment of a claim under its political risk insurance policy. We received payment of $45.6 million, net of transaction costs, on December 27, 2018, resulting in a gain on insurance proceeds of $16.6 million (inclusive of a tax benefit related to the reversal of deferred tax liabilities and amounts attributable to noncontrolling interests of $3.5 million and $2.3 million, respectively) and is included in Other gains and (losses) in the consolidated financial statements. The Ghana SPV no longer has rights to the tenant default damages as part of the overall settlement, other than a $4.3 million security deposit from the tenant that is currently included in Accounts receivable and other assets, net as well as Accounts payable, accrued expenses and other liabilities. Additionally, while there is some uncertainty of collectability of our value added tax (“VAT”) receivable of $2.7 million to be refunded from the Ghanaian government, we continue to believe the full recovery of the VAT refund is probable and we will continuously monitor and assess the probability of collectability of this receivable.

Assets and Liabilities Held for Sale

Below is a summary of our properties held for sale (in thousands):

	Years Ended December 31,
	2019	2018
Operating real estate — Land, buildings and improvements	$—	$26,277
In-place lease intangible assets	—	1,090
Accumulated depreciation and amortization	—	(3,759)
Assets held for sale, net	$—	$23,608

Non-recourse mortgages, net, attributable to Assets held for sale	$—	$24,250

At December 31, 2018, we had one multi-family residential property classified as Assets held for sale with a carrying value of $23.6 million, which was encumbered at that date by a non-recourse mortgage loan of $24.3 million. This property was sold in January 2019 and the debt was transferred to the buyer upon sale (Note 13).

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

CPA:18 – Global 2019 10-K – 85

Notes to Consolidated Financial Statements

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

On August 15, 2019, we closed on the disposition of the self-storage development project located in Vaughan, Canada. In conjunction with this disposal, we recognized equity income of $0.2 million during the year ended December 31, 2019, which is included in Equity in losses of equity method investment in real estate in our consolidated financial statements.

Placed into Service During 2018

During the year ended December 31, 2018, the joint venture completed distinct phases of the overall development at two Canadian self-storage facilities (one of which commenced operations in 2017) and, as a result, placed a total of $19.5 million of the total amounts of these projects into service.

Ending Balance

At December 31, 2019 and 2018, our total equity investment balance for these self-storage properties was $14.9 million and $18.8 million, respectively, which is included in Accounts receivable and other assets, net in the consolidated financial statements. At December 31, 2019 and 2018, the joint venture had total third-party recourse debt of $32.2 million and $28.7 million, respectively. As a result of the disposition on August 15, 2019, we no longer have unfunded commitments related to our equity investment as of December 31, 2019. The unfunded commitments for the development projects as of December 31, 2018 totaled approximately $13.8 million, related to our equity investment.

Asset Retirement Obligations

We have recorded asset retirement obligations for the removal of asbestos and environmental waste in connection with certain of our investments. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. This liability was $3.2 million and $3.0 million as of December 31, 2019 and 2018, respectively. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred. We include asset retirement obligations in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our notes receivable (which are included in Accounts receivable and other assets, net in the consolidated financial statements) and our Net investments in direct financing leases. Operating leases are not included in finance receivables. See Note 2 and Note 4 for information on ROU operating lease assets recognized on our consolidated balance sheets.

Notes Receivable

As of December 31, 2019, our notes receivable consisted of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York (“Cipriani”) with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. Interest-only payments at a rate of 10% per annum are due through its maturity date. At both December 31, 2019 and 2018, the balance for this note receivable remained $28.0 million.

On April 9, 2019, we received full repayment totaling $36.0 million on the Mills Fleet Farm Group LLC mezzanine loan (“Mills Fleet”), which was the balance that remained at December 31, 2018.

CPA:18 – Global 2019 10-K – 86

Notes to Consolidated Financial Statements

Interest income from our notes receivable was $4.1 million for the year ended December 31, 2019, and $7.2 million for both the years ended December 31, 2018 and 2017, respectively, and is included in Other operating and interest income in our consolidated statements of income.

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	December 31,
	2019	2018
Lease payments receivable	$55,278	$58,353
Unguaranteed residual value	39,401	39,402
	94,679	97,755
Less: unearned income	(52,625)	(56,010)
	$42,054	$41,745

Interest income from direct financing leases was $3.9 million, for the year ended December 31, 2019, and $3.7 million for both the years ended December 31, 2018 and 2017, and is included in Lease revenues — net-leased in our consolidated statements of income.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable direct financing leases as of December 31, 2019 were as follows (in thousands):

Years Ending December 31,	Total
2020	$3,473
2021	3,541
2022	3,617
2023	3,696
2024	3,784
Thereafter	37,167
Total	$55,278

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable direct financing leases as of December 31, 2018 were as follows (in thousands):

Years Ending December 31,	Total
2019	$3,375
2020	3,455
2021	3,523
2022	3,599
2023	3,677
Thereafter	40,724
Total	$58,353

See Note 4 for scheduled lease payments to be received under non-cancelable operating leases.

CPA:18 – Global 2019 10-K – 87

Notes to Consolidated Financial Statements

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both December 31, 2019 and 2018, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the years ended December 31, 2019 or 2018.

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

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2019	2018	2019	2018
1-3	4	4	$45,457	$45,456
4	1	2	24,597	60,243
5	—	—	—	—
	0		$70,054	$105,699

Note 6. Intangible Assets and Liabilities

In-place lease and above-market rent intangibles are included in In-place lease and other intangible assets in the consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Goodwill is included in our Net Lease segment, which is also the reporting unit for goodwill impairment testing, and is included in Accounts receivable and other assets, net in the consolidated financial statements. As a result of foreign currency translation and other adjustments, goodwill increased from $26.1 million as of December 31, 2017 to $26.4 million as of December 31, 2018. Goodwill decreased from $26.4 million as of December 31, 2018 to $26.0 million as of December 31, 2019, reflecting the impact of foreign currency translation adjustments.

We performed our annual test for impairment during the fourth quarter of 2019 for goodwill and no impairment was indicated.

CPA:18 – Global 2019 10-K – 88

Notes to Consolidated Financial Statements

Intangible assets and liabilities are summarized as follows (in thousands):

		December 31,
		2019			2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	5 – 23	$238,771	$(131,012)	$107,759	$252,316	$(120,936)	$131,380
Above-market rent	7 – 30	10,257	(4,141)	6,116	11,178	(3,923)	7,255
Below-market ground lease (a)	N/A	—	—	—	21,966	(1,719)	20,247
		249,028	(135,153)	113,875	285,460	(126,578)	158,882
Indefinite-Lived Intangible Assets
Goodwill		26,024	—	26,024	26,354	—	26,354
Total intangible assets		$275,052	$(135,153)	$139,899	$311,814	$(126,578)	$185,236

Finite-Lived Intangible Liabilities
Below-market rent	6 – 30	$(14,974)	$6,627	$(8,347)	$(15,309)	$5,651	$(9,658)
Above-market ground lease (a)	N/A	—	—	—	(105)	6	(99)
Total intangible liabilities		$(14,974)	$6,627	$(8,347)	$(15,414)	$5,657	$(9,757)
_________

(a)
In connection with our adoption of ASU 2016-02 (Note 2), in the first quarter of 2019, we prospectively reclassified below-market ground lease intangible assets and above-market ground lease intangible liabilities to be a component of ROU assets. These amounts are included within In-place lease and other intangibles in our consolidated balance sheets.

Net amortization of intangibles, including the effect of foreign currency translation, was $20.4 million, $18.4 million, and $29.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of in-place lease intangibles is included in Depreciation and amortization expense; and amortization of above-market ground lease and below-market ground lease intangibles was included in Property expenses, excluding reimbursable tenant costs, prior to the reclassification of above-market ground lease and below-market ground lease intangibles to ROU assets in the first quarter of 2019, as described above and in Note 2.

Based on the intangible assets and liabilities recorded as of December 31, 2019, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization	Net
2020	$(411)	$14,654	$14,243
2021	(405)	14,567	14,162
2022	(390)	14,376	13,986
2023	(486)	12,206	11,720
2024	(526)	9,729	9,203
Thereafter	(13)	42,227	42,214
	$(2,231)	$107,759	$105,528

CPA:18 – Global 2019 10-K – 89

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

Derivative Assets and Liabilities— Our derivative assets and liabilities, which are included in Accounts receivable and other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are comprised of foreign currency forward contracts, interest rate swaps, interest rate caps, and foreign currency collars (Note 8).

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2019 and 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31,
		2019		2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse secured debt, net (a) (b)	3	$1,201,913	$1,239,004	$1,237,427	$1,257,032
Notes receivable (c)	3	28,000	30,300	63,954	66,154
___________

(a)
As of December 31, 2019 and 2018, the carrying value of Non-recourse secured debt, net includes unamortized deferred financing costs of $5.8 million and $6.9 million, respectively. As of December 31, 2019 and 2018, the carrying value of Non-recourse secured debt, net includes unamortized premium, net of $2.1 million and $1.3 million, respectively (Note 9).

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both December 31, 2019 and 2018.

CPA:18 – Global 2019 10-K – 90

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive income until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2019 and 2018, no cash collateral had been posted nor received for any of our derivative positions.

CPA:18 – Global 2019 10-K – 91

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31,		December 31,
		2019	2018	2019	2018
Foreign currency collars	Accounts receivable and other assets, net	$1,444	$750	$—	$—
Foreign currency forward contracts	Accounts receivable and other assets, net	861	2,011	—	—
Interest rate caps	Accounts receivable and other assets, net	116	—	—	—
Interest rate swaps	Accounts receivable and other assets, net	53	808	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,991)	(529)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(622)
		2,474	3,569	(1,991)	(1,151)
Derivatives Not Designated as Hedging Instruments
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(48)	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(115)
		—	—	(48)	(115)
		$2,474	$3,569	$(2,039)	$(1,266)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2017
Interest rate swaps	$(2,288)	$487	$619
Foreign currency collars	1,343	3,186	(4,535)
Foreign currency forward contracts	(1,096)	(401)	(2,769)
Interest rate caps	(38)	25	16
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency forward contracts	23	20	(39)
Foreign currency collars	19	90	(179)
Total	$(2,037)	$3,407	$(6,887)
___________

(a)	The changes in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income.

CPA:18 – Global 2019 10-K – 92

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2019	2018	2017
Foreign currency forward contracts	Other gains and (losses)	$1,450	$1,058	$1,223
Foreign currency collars	Other gains and (losses)	257	(232)	160
Interest rate swaps	Interest expense	(136)	(254)	(663)
Interest rate caps	Interest expense	(13)	(50)	(56)
Total		$1,558	$522	$664

Amounts reported in Other comprehensive income related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of December 31, 2019, we estimated that an additional $0.8 million and an additional $1.3 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2019	2018	2017
Foreign currency collars	Other gains and (losses)	$206	$(95)	$(259)
Interest rate swaps	Interest expense	(14)	(82)	(32)
Foreign currency forward contracts	Other gains and (losses)	(4)	—	—
Derivatives in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	7	(81)	(8)
Interest rate swaps	Interest expense	(1)	19	26
Total		$194	$(239)	$(273)

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

CPA:18 – Global 2019 10-K – 93

Notes to Consolidated Financial Statements

The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of December 31, 2019 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2019 (a)
Interest rate swaps	9	92,339	USD	$(1,938)
Interest rate caps	2	59,000	GBP	116
Interest rate cap	1	5,700	USD	—
Derivatives Not Designated as Hedging Instruments
Interest rate swap (b)	1	9,303	EUR	(48)
				$(1,870)
___________

(a)	Fair value amount is based on the exchange rate of the respective currencies at December 31, 2019, as applicable.

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations as of December 31, 2019 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2019
Designated as Cash Flow Hedging Instruments
Foreign currency collars	24	19,012	EUR	$1,025
Foreign currency forward contracts	7	2,776	EUR	842
Foreign currency collars	18	35,490	NOK	300
Foreign currency forward contract	1	759	NOK	19
Designated as Net Investment Hedging Instruments
Foreign currency collars	2	9,350	NOK	119
				$2,305

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2019. At December 31, 2019, our total credit exposure was $2.1 million and the maximum exposure to any single counterparty was $1.4 million.

CPA:18 – Global 2019 10-K – 94

Notes to Consolidated Financial Statements

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of December 31, 2019, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.1 million and $1.3 million as of December 31, 2019 and December 31, 2018, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of December 31, 2019 or 2018, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.2 million and $1.4 million, respectively.

Note 9. Non-Recourse Secured Debt, net

Non-recourse secured debt, net is collateralized by the assignment of real estate properties. For a list of our encumbered properties, see Schedule III — Real Estate and Accumulated Depreciation. As of December 31, 2019, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse secured debt were 3.9% and 3.8%, respectively, with maturity dates ranging from 2020 to 2039.

Financing Activity During 2019

On November 8, 2019, we obtained a non-recourse mortgage loan of $75.6 million, relating to the two student housing operating properties located in the United Kingdom. The loan bears a variable interest rate (3.0% at the date of financing), in which interest only payments are due through the scheduled maturity date of November 2022. At closing, we repaid the $44.7 million and $30.2 million construction loans previously encumbering these properties. Amounts are based on the exchange rate of the British pound sterling at the date of closing.

On March 4, 2019, we obtained a construction loan of $51.7 million for a student housing development project located in Austin, Texas. The loan bears a variable interest rate on outstanding drawn balances (3.9% at December 31, 2019), and is scheduled to mature in March 2023. We have the option to extend this loan one year from the original maturity date to March 2024. As of December 31, 2019, we had drawn $25.1 million on the construction loan.

Financing Activity During 2018

On October 5, 2018, we obtained a construction loan of $15.0 million for a student housing development project located in Barcelona, Spain (which was placed into service during the year ended December 31, 2019 (Note 4)). The loan bears an annual fixed interest rate of 2.5%, with a maturity date of April 2032. We had drawn a total of $6.5 million on the construction loan as of December 31, 2018. On November 22, 2018, we entered into an additional $2.1 million loan agreement for this student housing development property. The loan bears an annual fixed interest rate of 2.5%, with a maturity date of May 2022, and will be repaid as the VAT is reclaimed from the taxation authorities. We had drawn a total of $1.4 million on this loan as of December 31, 2018. Amounts are based on the exchange rate of the euro at the date of the loan and respective drawdowns, where applicable.

On September 20, 2018, in conjunction with our investment in a student housing development project located in Austin, Texas (Note 4), we assumed a 90.0% interest in an existing $4.5 million non-recourse mortgage loan that bears an annual variable interest rate (which was 5.5% as of the date we assumed the loan). Upon the acquisition of the construction loan in 2019 as noted above, this loan was repaid in full.

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

On February 13, 2018, we obtained a construction loan of $48.8 million for a student housing development project located in Portsmouth, United Kingdom (which was placed into service during the year ended December 31, 2018 (Note 4)). The loan bears a variable interest rate (6.0% on the date of the loan) on outstanding drawn balances. We had drawn a total of $43.7 million on the construction loan as of December 31, 2018. This loan was refinanced in November 2019 as noted above. Amounts are based on the exchange rate of the British pound sterling at the date of the loan and respective drawdowns, where applicable.

CPA:18 – Global 2019 10-K – 95

Notes to Consolidated Financial Statements

During the year ended December 31, 2018, we had additional drawdowns totaling $20.5 million (based on the exchange rate of the British pound sterling at the date of each drawdown) on a construction loan related to a student housing development project located in Cardiff, United Kingdom, which was placed into service during the year ended December 31, 2018 (Note 4). The loan bore an annual interest rate of 7.5% plus the London Interbank Offered Rate (“LIBOR”) for outstanding drawn balances. This loan was refinanced in November 2019 as noted above.

Additionally, we drew down a total of $52.4 million (based on the exchange rate of the euro at the date of drawdown) on the non-recourse mortgage loan for a completed build-to-suit hotel in Munich, Germany. The loan bears an annual interest rate of 2.8% and matures in June 2023.

Interest Paid

Interest paid totaled $43.4 million, $50.7 million, and $45.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2019, during each of the next five calendar years and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2020	$67,331
2021	161,612
2022	195,342
2023	180,540
2024	200,114
Thereafter through 2039	400,699
Total principal payments	1,205,638
Unamortized deferred financing costs	(5,841)
Unamortized premium, net	2,116
Total	$1,201,913

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2019.

The carrying value of our Non-recourse secured debt, net, decreased by $6.3 million in the aggregate from December 31, 2018 to December 31, 2019, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Note 10. Commitments and Contingencies

As of December 31, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial statements of income or results of operations.

See Note 4 for unfunded construction commitments.

CPA:18 – Global 2019 10-K – 96

Notes to Consolidated Financial Statements

Note 11. Earnings Per Share and Equity

Basic and Diluted Earnings Per Share

The following table presents earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	116,469,007	$25,636	$0.22
Class C common stock	32,123,513	6,936	0.22
Net income attributable to CPA:18 – Global		$32,572

	Year Ended December 31, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	113,401,265	$75,816	$0.67
Class C common stock	31,608,961	20,912	0.66
Net income attributable to CPA:18 – Global		$96,728

	Year Ended December 31, 2017
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	109,942,186	$21,032	$0.19
Class C common stock	31,138,787	5,501	0.18
Net income attributable to CPA:18 – Global		$26,533

The allocation of Net income attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation includes interest expense related to the accretion of interest on the annual distribution and shareholder servicing fee liability which totaled $0.1 million, $0.2 million, and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively (Note 3).

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our distributions per share are summarized as follows:

	Years Ended December 31,
	2019		2018		2017
	Class A	Class C	Class A	Class C	Class A	Class C
Return of capital	$0.3662	$0.3220	$—	$—	$0.3254	$0.2875
Capital gain	0.1339	0.1178	0.3847	0.3388	0.0817	0.0722
Ordinary income	0.1251	0.1101	0.2405	0.2119	0.2181	0.1927
Total distributions paid	$0.6252	$0.5499	$0.6252	$0.5507	$0.6252	$0.5524

Distributions are declared at the discretion of our board of directors and are not guaranteed. During the fourth quarter of 2019, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1374 per share for our Class C common stock, which were paid on January 15, 2020 to stockholders of record on December 31, 2019, in the amount of $22.7 million.

CPA:18 – Global 2019 10-K – 97

Notes to Consolidated Financial Statements

During the year ended December 31, 2019, our board of directors declared distributions in the aggregate amount of $72.7 million per share for our Class A common stock and $17.6 million per share for our Class C common stock, which equates to $0.6252 and $0.5499 per share, respectively.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2017	$5,587	$(67,291)	$(61,704)
Other comprehensive income before reclassifications	(6,005)	39,925	33,920
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,383)	—	(1,383)
Interest expense	719	—	719
Net current-period Other comprehensive income	(6,669)	39,925	33,256
Net current-period Other comprehensive income attributable to noncontrolling interests	—	(4,764)	(4,764)
Balance at December 31, 2017	(1,082)	(32,130)	(33,212)
Other comprehensive loss before reclassifications	3,819	(23,002)	(19,183)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(826)	—	(826)
Interest expense	304	—	304
Net current-period Other comprehensive loss	3,297	(23,002)	(19,705)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	2,324	2,324
Balance at December 31, 2018	2,215	(52,808)	(50,593)
Other comprehensive loss before reclassifications	(521)	(4,509)	(5,030)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,707)	—	(1,707)
Interest expense	149	—	149
Net current-period Other comprehensive loss	(2,079)	(4,509)	(6,588)
Net current-period Other comprehensive loss attributable to noncontrolling interests	2	644	646
Balance at December 31, 2019	$138	$(56,673)	$(56,535)

See Note 8 for additional information on our derivative activity recognized within Other comprehensive income for the periods presented.

Note 12. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay U.S. federal income taxes. Accordingly, the only provision of income taxes in the consolidated financial statements relates to our TRSs. The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered the U.S. corporate income tax rate from 35% to 21%. There was no material impact to the deferred taxes on our domestic TRSs.

CPA:18 – Global 2019 10-K – 98

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

The components of our provision for (benefit from) income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal
Current	$60	$130	$234
Deferred	—	5	20
	60	135	254
State and Local
Current	85	292	355
	85	292	355
Foreign
Current	2,375	1,315	1,535
Deferred	(2,310)	(3,694)	(3,650)
	65	(2,379)	(2,115)
Total Provision (Benefit)	$210	$(1,952)	$(1,506)

We account for uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes. Our taxable subsidiaries recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements.

During the year ended December 31, 2019, our unrecognized tax benefits increased by $0.6 million from $0.7 million as of December 31, 2018 to $1.3 million as of December 31, 2019, reflecting additions based on tax positions related to prior periods. If recognized, these benefits would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, we had accrued interest related to uncertain tax positions of $0.1 million, and had no such liability as of December 31, 2018.

Tax authorities in relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2013 through 2018 remain open to adjustment in major tax jurisdictions.

Income Taxes Paid

Income taxes paid were $1.7 million, $2.6 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

CPA:18 – Global 2019 10-K – 99

Notes to Consolidated Financial Statements

Deferred Income Taxes

Our deferred tax assets before valuation allowances were $19.0 million and $10.8 million as of December 31, 2019 and 2018, respectively. Our deferred tax liabilities were $48.6 million and $48.0 million as of December 31, 2019 and 2018, respectively. We determined that $17.6 million and $9.2 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes, and accordingly, a valuation allowance was established in that amount as of December 31, 2019 and 2018, respectively. Our deferred tax asset, net of valuation allowance, is recorded in Accounts receivable and other assets, net on our consolidated balance sheet. Our deferred tax liabilities are recorded in Accounts payable, accrued expenses and other liabilities in our consolidated balance sheet. Our deferred tax assets and liabilities are primarily the result of temporary differences related to:

•
basis differences between tax and GAAP for real estate assets. For income tax purposes, certain acquisitions have resulted in us assuming the seller’s basis, or the carry-over basis, in assets and liabilities for tax purposes. In accordance with purchase accounting requirements under GAAP, we record all of the acquired assets and liabilities at their estimated fair values at the date of acquisition. For our subsidiaries subject to income taxes in the United States or in foreign jurisdictions, we recognize deferred income tax liabilities representing the tax effect of the difference between the tax basis and the fair value of the tangible and intangible assets recorded at the date of acquisition for GAAP;

•
timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs, straight-line rent, prepaid rents, and intangible assets; and

•	tax net operating losses in foreign jurisdictions that may be realized in future periods if we generate sufficient taxable income.

As of December 31, 2019 and 2018, we had net operating losses in foreign jurisdictions of approximately $41.5 million and $41.9 million, respectively. Our net operating losses will begin to expire in 2020 in certain foreign jurisdictions. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

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

2019

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

Real Estate — Land, Buildings and Improvements

During the year ended December 31, 2019, we sold the 11 properties in our Truffle portfolio, for total proceeds of $39.3 million, net of closing costs, and recognized an aggregate gain on sale of $10.3 million. Additionally, at closing we repaid the non-recourse mortgage loan totaling $22.7 million encumbering these properties (amounts are based on the exchange rate of the British pound sterling at the date of sale).

CPA:18 – Global 2019 10-K – 100

Notes to Consolidated Financial Statements

2018

Our disposition activity for the year ended December 31, 2018 included the following, none of which qualified for classification as discontinued operations:

Operating Real Estate — Land, Buildings and Improvements

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

As of December 31, 2018, we had one remaining domestic multi-family residential property classified as Assets held for sale, net with a carrying value of $23.6 million and a non-recourse mortgage loan of $24.3 million. This property was sold in January 2019 as noted above.

Real Estate — Land, Buildings and Improvements

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

CPA:18 – Global 2019 10-K – 101

Notes to Consolidated Financial Statements

Note 14. Segment Reporting

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is comprised of our investments in student housing development projects, student housing operating properties and multi-family residential properties (our last multi-family residential property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments, one of which was repaid during the second quarter of 2019. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net Lease (a)
Revenues (b)	$122,038	$130,124	$118,476
Operating expenses (b) (c)	(69,959)	(76,255)	(70,867)
Interest expense	(34,105)	(36,128)	(30,877)
Gain on sale of real estate, net	9,932	20,547	—
Other gains and (losses) (d)	1,203	22,597	1,575
Benefit from income taxes	1,019	1,513	2,635
Net income attributable to noncontrolling interests	(759)	(2,716)	(1,072)
Net income attributable to CPA:18 – Global	$29,369	$59,682	$19,870
Self Storage
Revenues	$60,767	$57,920	$55,075
Operating expenses	(35,604)	(35,235)	(44,357)
Interest expense	(13,802)	(13,256)	(12,357)
Other gains and (losses) (e)	(942)	(1,298)	(1,125)
Provision for income taxes	(115)	(85)	(114)
Net income (loss) attributable to CPA:18 – Global	$10,304	$8,046	$(2,878)
Other Operating Properties (a)
Revenues	$10,550	$21,434	$24,915
Operating expenses	(7,713)	(16,030)	(17,666)
Interest expense	133	(3,529)	(4,727)
Gain on sale of real estate, net	14,841	58,110	14,209
Other gains and (losses)	(182)	(870)	(22)
Benefit from (provision for) income taxes	87	178	(132)
Net income attributable to noncontrolling interests	(2,541)	(8,154)	(3,562)
Net income attributable to CPA:18 – Global	$15,175	$51,139	$13,015
All Other (f)
Revenues	$4,076	$7,238	$7,168
Operating expenses	—	(4)	(12)
Net income attributable to CPA:18 – Global	$4,076	$7,234	$7,156
Corporate
Unallocated Corporate Overhead (g)	$(18,220)	$(19,681)	$(1,980)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(8,132)	$(9,692)	$(8,650)
Total Company
Revenues	$197,439	$216,716	$205,634
Operating expenses	(132,509)	(147,018)	(151,636)
Interest expense	(48,019)	(53,221)	(48,994)
Gain on sale of real estate, net	24,773	78,657	14,209
Other gains and (losses) (e)	2,530	20,204	19,098
(Provision for) Benefit from income taxes	(210)	1,952	1,506
Net income attributable to noncontrolling interests	(11,432)	(20,562)	(13,284)
Net income attributable to CPA:18 – Global	$32,572	$96,728	$26,533

CPA:18 – Global 2019 10-K – 102

Notes to Consolidated Financial Statements

	Total Assets at December 31,
	2019	2018
Net Lease (a)	$1,517,659	$1,461,385
Self Storage	369,883	386,682
Other Operating Properties (a)	213,692	313,925
Corporate	105,407	78,099
All Other	28,162	64,462
Total Company	$2,234,803	$2,304,553
__________

(a)
On December 20, 2019, we executed a Framework Agreement with a third party to enter into 11 net lease agreements for our student housing properties located in Spain and Portugal for 25 years upon completion of construction. As a result of this transaction, we reclassified $30.8 million relating to the student housing property placed into service during the third quarter of 2019 from our Other Operating Properties business segment to our Net Lease business segment (Note 4). Additionally, we reclassified $160.6 million relating to the remaining ten student housing projects under construction and are scheduled for completion throughout 2020 and 2021.

(b)
For the years ended December 31, 2018, and 2017 we recorded bad debt expense of $5.2 million and $2.9 million, respectively, which is included in Property expenses in the consolidated statements of income as a result of financial difficulties and uncertainty regarding future rent collections from our tenant Fortenova. As part of our adoption of ASU 2016-02 in the first quarter of 2019, any lease payments that were not determined to be probable of collection were recognized within lease revenues (Note 2). In addition, we restructured the lease with the tenant during the year ended December 31, 2019, under which, the tenant was current on rent.

(c)
As a result of the financial difficulties and uncertainty regarding future rent collections from a tenant in Stavanger, Norway, we recorded bad debt expense of $1.2 million for the year ended December 31, 2017. During the year ended December 31, 2019 and 2018, the tenant was current on rent under the amended lease.

(d)
The year ended December 31, 2018 includes a gain on insurance proceeds of $16.6 million (inclusive of a tax benefit of $3.5 million) as a result of a settlement agreement with our political risk insurer regarding the Ghana Joint Venture (Note 4), as well as $5.6 million of insurance proceeds regarding a property that was damaged by a tornado in 2017.

(e)	Includes Equity in losses of equity method investment in real estate.

(f)	Included in the all other category are our notes receivable investments, one of which was repaid during the second quarter of 2019 (Note 5).

(g)
Included in unallocated corporate overhead are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments. Asset management fees totaled $11.5 million, $12.1 million, and $11.3 million for the years ended December 31, 2019, 2018, and 2017, respectively (Note 3).

CPA:18 – Global 2019 10-K – 103

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. Equity investments in real estate, which is included within our Self Storage business segment, are entirely international and totaled $14.9 million and $18.8 million as of December 31, 2019 and 2018, respectively. The following tables present the geographic information (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues
Florida	$22,876	$29,136	$29,263
Texas	20,941	24,681	25,166
All Other Domestic	72,513	81,059	81,830
Total Domestic	116,330	134,876	136,259

Total International (a)	81,109	81,840	69,375
Total Company	$197,439	$216,716	$205,634
___________

(a)
All years include operations in Norway, Croatia, the Netherlands, Poland, the United Kingdom, Germany, Mauritius, Slovakia, and Canada. The year ended December 31, 2019, includes operations in Spain. No international country or tenant individually comprised at least 10% of our total lease revenues for the years ended December 31, 2019, 2018, and 2017.

	Years Ended December 31,
	2019	2018
Long-lived assets (a)
Texas	$246,421	$215,330
Florida	140,631	167,944
All Other Domestic	498,418	515,965
Total Domestic	885,470	899,239

Norway	197,091	204,902
All Other International (b)	864,159	832,095
Total International	1,061,250	1,036,997
Total Company	$1,946,720	$1,936,236
___________

(a)	Consists of Net investments in real estate.

(b)	Both years include operations in Croatia, the Netherlands, Poland, the United Kingdom, Germany, Mauritius, Slovakia, Canada, Spain, and Portugal.

CPA:18 – Global 2019 10-K – 104

Notes to Consolidated Financial Statements

Note 15. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$50,294	$49,027	$49,091	$49,027
Expenses	32,272	34,021	35,737	30,479
Net income (a)	19,673	5,178	10,464	8,689
Net income attributable to noncontrolling interests (a)	(4,846)	(2,100)	(1,505)	(2,981)
Net income attributable to CPA:18 – Global	14,827	3,078	8,959	5,708

Class A Common Stock
Basic and diluted income per share (b)	$0.10	$0.02	$0.06	$0.04

Class C Common Stock
Basic and diluted income per share (b)	$0.10	$0.02	$0.06	$0.04

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$54,435	$55,403	$55,157	$51,721
Expenses	37,270	37,119	37,348	35,281
Net income (c) (d) (e)	12,318	2,981	55,487	46,504
Net income attributable to noncontrolling interests (d) (e)	(1,991)	(3,315)	(10,003)	(5,253)
Net income (loss) attributable to CPA:18 – Global	10,327	(334)	45,484	41,251

Class A Common Stock
Basic and diluted earnings per share (b)	$0.07	$—	$0.31	$0.29

Class C Common Stock
Basic and diluted earnings per share (b)	$0.07	$—	$0.31	$0.28
__________

(a)
Amount for the three months ended March 31, 2019 includes gains on sale of $15.4 million (which includes a $2.9 million gain attributable to noncontrolling interests) and $1.2 million relating to the dispositions of our last multi-family residential property, and a retail building included in our Truffle portfolio. Amount for the three months ended June 30, 2019 includes a gain on sale of $0.7 million relating to the dispositions of two additional properties located in our Truffle portfolio. Amount for the three months ended September 30, 2019 includes a gain on sale of $8.4 million relating to the remaining eight properties in our Truffle portfolio (Note 13).

(b)	The sum of the quarterly Income per share does not agree to the annual earnings per share for 2019 and 2018 due to the issuances of our common stock that occurred during such periods.

(c)
Amounts for the three months ended March 31, 2018, June 30, 2018, and December 31, 2018 include gains on insurance proceeds for $4.4 million, $0.9 million, and $0.3 million, respectively, recognized for a property that was damaged by a tornado in 2017.

(d)
Amount for the three months ended September 30, 2018 includes gain on sale of $52.2 million recognized on the disposition of four domestic multi-family residential properties, inclusive of the gains on sale of $8.1 million attributable to noncontrolling interests (Note 13).

(e)
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

CPA:18 – Global 2019 10-K – 105

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018, and 2017
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2019
Valuation reserve for deferred tax assets	$9,213	$8,879	$(536)	$17,556
Allowance for uncollectible accounts (a)	9,781	—	(9,781)	—

Year Ended December 31, 2018
Valuation reserve for deferred tax assets	$13,593	$3,090	$(7,470)	$9,213
Allowance for uncollectible accounts	4,399	5,383	(1)	9,781

Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$12,817	$3,566	$(2,790)	$13,593
Allowance for uncollectible accounts	4	4,398	(3)	4,399
___________

(a)	In accordance with the adoption of ASU 2016-02 during the first quarter of 2019, any amounts deemed uncollectible are now recorded within lease revenues (Note 2).

CPA:18 – Global 2019 10-K – 106

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Office facility in Austin, TX	$72,719	$29,215	$67,993	$—	$—	$29,215	$67,993	$97,208	$13,427	1993	Aug. 2013	40 yrs.
Retail facility in Zagreb, Croatia	5,808	—	10,828	—	(1,962)	—	8,866	8,866	1,576	2005	Dec. 2013	34 yrs.
Retail facility in Zagreb, Croatia	5,750	—	10,576	—	(1,988)	—	8,588	8,588	1,442	2006	Dec. 2013	36 yrs.
Retail facility in Zagreb, Croatia	5,640	2,264	10,676	—	(2,422)	1,848	8,670	10,518	1,591	2006	Dec. 2013	34 yrs.
Retail facility in Zadar, Croatia	6,339	4,320	10,536	748	(2,775)	3,526	9,303	12,829	1,700	2007	Dec. 2013	33 yrs.
Retail facility in Split, Croatia	2,578	—	3,161	—	(601)	—	2,560	2,560	573	2001	Dec. 2013	27 yrs.
Industrial facility in Streetsboro, OH	2,852	1,163	3,393	1,585	(535)	1,163	4,443	5,606	1,418	1993	Jan. 2014	21 yrs.
Warehouse facility in University Park, IL	47,193	13,748	52,135	—	—	13,748	52,135	65,883	11,307	2003	Feb. 2014	34 - 36 yrs.
Office facility in Norcross, GA	3,229	1,044	3,361	—	—	1,044	3,361	4,405	616	1999	Feb. 2014	40 yrs.
Office facility in Oslo, Norway	41,175	14,362	59,219	—	(22,881)	9,896	40,804	50,700	5,989	2013	Feb. 2014	40 yrs.
Office facility in Warsaw, Poland	55,239	—	112,676	—	(20,644)	—	92,032	92,032	13,331	2008	Mar. 2014	40 yrs.
Industrial facility in Columbus, GA	4,475	448	5,841	—	—	448	5,841	6,289	1,207	1995	Apr. 2014	30 yrs.
Office facility in Farmington Hills, MI	6,756	2,251	3,390	672	47	2,251	4,109	6,360	834	2001	May 2014	40 yrs.
Industrial facility in Surprise, AZ	2,109	298	2,347	1,700	—	298	4,047	4,345	714	1998	May 2014	35 yrs.
Industrial facility in Temple, GA	6,097	381	6,469	—	—	381	6,469	6,850	1,246	2007	May 2014	33 yrs.
Land in Houston, TX	1,101	1,675	—	—	—	1,675	—	1,675	—	N/A	May 2014	N/A
Land in Chicago, IL	1,581	3,036	—	—	—	3,036	—	3,036	—	N/A	May 2014	N/A
Warehouse facility in Jonesville, SC	27,987	2,995	14,644	19,389	—	2,995	34,033	37,028	6,902	1997	Jun. 2014	28 yrs.
Office facility in Warstein, Germany	10,440	281	15,671	—	(1,827)	249	13,876	14,125	1,908	2011	Sep. 2014	40 yrs.
Warehouse facility in Albany, GA	5,925	1,141	5,997	4,690	—	1,141	10,687	11,828	1,214	1977	Oct. 2014	14 yrs.
Office facility in Stavanger, Norway	40,687	8,276	80,475	—	(22,125)	6,260	60,366	66,626	7,901	2012	Oct. 2014	40 yrs.
Office facility in Eagan, MN	9,678	1,189	11,279	—	—	1,189	11,279	12,468	1,559	2013	Nov. 2014	40 yrs.
Office facility in Plymouth, MN	27,563	3,990	30,320	—	—	3,990	30,320	34,310	4,186	1982	Nov. 2014	40 yrs.
Industrial facility in Dallas, TX	1,522	512	1,283	2	—	512	1,285	1,797	320	1990	Nov. 2014	26 yrs.
Industrial facility in Dallas, TX	716	509	340	2	—	509	342	851	156	1990	Nov. 2014	20 yrs.

CPA:18 – Global 2019 10-K – 107

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Dallas, TX	255	128	204	2	—	128	206	334	70	1990	Nov. 2014	21 yrs.
Industrial facility in Dallas, TX	1,103	360	1,120	1	—	360	1,121	1,481	243	1990	Nov. 2014	29 yrs.
Industrial facility in Fort Worth, TX	1,117	809	671	1	—	809	672	1,481	212	2008	Nov. 2014	30 yrs.
Industrial and warehouse facility in Byron Center, MI	7,126	625	1,005	9,515	—	625	10,520	11,145	1,162	2015	Nov. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	36,507	2,247	27,150	—	(5,682)	1,468	22,247	23,715	2,834	1960	Dec. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	—	2,246	27,136	—	(191)	2,576	26,615	29,191	3,401	1960	Dec. 2014	40 yrs.
Hotel in Albion, Mauritius	26,951	4,047	54,927	243	(4,595)	3,736	50,886	54,622	7,826	2007	Dec. 2014	40 yrs.
Office facility in Eindhoven, Netherlands	53,222	8,736	14,493	73,764	1,095	9,335	88,753	98,088	5,828	2017	Mar. 2015	40 yrs.
Warehouse facility in Freetown, MA	3,196	1,149	2,219	—	—	1,149	2,219	3,368	909	2002	Apr. 2015	28 yrs.
Office facility in Plano, TX	21,853	3,180	26,926	—	—	3,180	26,926	30,106	3,303	2001	Apr. 2015	40 yrs.
Hotel in Munich, Germany	46,519	8,497	41,883	42,982	(6,672)	10,081	76,609	86,690	4,387	2017	May 2015	40 yrs.
Warehouse facility in Plymouth, MN	10,445	2,537	9,731	1,019	—	2,537	10,750	13,287	1,900	1975	May 2015	32 yrs.
Retail facility in Oslo, Norway	56,699	61,607	34,183	270	(13,553)	52,892	29,615	82,507	6,089	1971	May 2015	30 yrs.
Hotel in Hamburg, Germany	16,878	5,719	1,530	21,248	(474)	5,831	22,192	28,023	1,389	2017	Jun. 2015	40 yrs.
Office facility in Jacksonville, FL	10,574	1,688	10,081	—	—	1,688	10,081	11,769	1,285	2001	Jul. 2015	40 yrs.
Office facility in Warrenville, IL	22,572	2,222	25,449	1,239	—	2,222	26,688	28,910	3,324	2001	Sep. 2015	40 yrs.
Office facility in Coralville, IA	34,579	1,937	31,093	5,048	—	1,937	36,141	38,078	3,954	2015	Oct. 2015	40 yrs.
Industrial facility in Michalovce, Slovakia	13,279	1,055	10,808	13,611	(64)	1,375	24,035	25,410	2,396	2006	Oct. 2015	40 yrs.
Hotel in Stuttgart, Germany	17,466	—	25,717	1,175	826	—	27,718	27,718	3,180	1965	Dec. 2015	35 yrs.
Warehouse facility in Iowa City, IA	6,144	913	5,785	—	—	913	5,785	6,698	663	2001	Mar. 2017	28 yrs.
Residential facility in Barcelona, Spain	13,951	7,453	3,574	19,833	381	8,477	22,764	31,241	450	2019	Mar. 2018	40 yrs.
	$795,595	$210,253	$878,295	$218,739	$(106,642)	$196,693	$1,003,952	$1,200,645	$135,922
CPA:18 – Global 2019 10-K – 108

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facility in Columbus, GA	$2,601	$488	$2,947	$—	$875	$4,310	1965	Apr. 2014
Industrial facility in Houston, TX	1,171	—	1,573	—	210	1,783	1973	May 2014
Warehouse facility in Chicago, IL	5,915	—	8,564	1,381	1,418	11,363	1942	May 2014
Industrial facility in Menomonee Falls, WI	13,339	1,680	22,104	—	814	24,598	1974	Dec. 2015
	$23,026	$2,168	$35,188	$1,381	$3,317	$42,054

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Operating Real Estate – Residential Facilities
Cardiff, UK	$29,397	$222	$14,136	$—	$31,417	$381	$222	$44,350	$1,584	$46,156	$1,671	2018	Jun. 2015	40 yrs.
Portsmouth, UK	47,065	8,096	3,416	—	59,294	669	8,160	61,012	2,303	71,475	2,406	2018	Dec. 2015	40 yrs.

Operating Real Estate – Self-Storage Facilities
Kissimmee, FL	6,666	3,306	7,190	—	129	(18)	3,306	7,224	77	10,607	1,275	2005	Jan. 2014	38 yrs.
St. Petersburg, FL	7,142	3,258	7,128	—	165	4	3,258	7,252	45	10,555	1,197	2007	Jan. 2014	40 yrs.
Corpus Christi, TX	2,706	340	3,428	—	285	4	340	3,625	92	4,057	858	1998	Jul. 2014	28 yrs.
Kailua-Kona, HI	3,744	1,356	3,699	—	303	13	1,356	3,967	48	5,371	796	1991	Jul. 2014	32 yrs.
Miami, FL	3,013	1,915	1,894	—	124	7	1,915	1,996	29	3,940	396	1986	Aug. 2014	33 yrs.
Palm Desert, CA	6,842	669	8,899	—	77	4	669	8,941	39	9,649	1,313	2006	Aug. 2014	40 yrs.
Columbia, SC	3,035	1,065	2,742	—	229	15	1,065	2,874	112	4,051	685	1988	Sep. 2014	27 - 30 yrs.
Kailua-Kona, HI	3,500	2,263	2,704	—	110	4	2,263	2,754	64	5,081	550	2004	Oct. 2014	32 yrs.
Pompano Beach, FL	3,002	700	3,436	—	768	2	700	4,133	73	4,906	911	1992	Oct. 2014	28 yrs.
Jensen Beach, FL	5,543	1,596	5,963	—	126	—	1,596	6,023	66	7,685	997	1989	Nov. 2014	37 yrs.
Dickinson, TX	6,414	1,680	7,165	—	166	2	1,680	7,219	114	9,013	1,303	2001	Dec. 2014	35 yrs.
Humble, TX	5,020	341	6,582	—	26	3	341	6,586	25	6,952	965	2009	Dec. 2014	39 yrs.
Temecula, CA	6,478	449	8,574	—	22	(6)	449	8,568	22	9,039	1,277	2006	Dec. 2014	37 yrs.
Cumming, GA	2,842	300	3,531	—	101	—	300	3,577	55	3,932	813	1994	Dec. 2014	27 yrs.
Naples, FL	10,646	3,073	10,677	—	1,455	19	3,073	12,005	146	15,224	2,460	1974	Jan. 2015	31 yrs.
Valrico, FL	5,969	695	7,558	—	308	(200)	695	7,637	29	8,361	941	2009	Jan. 2015	40 yrs.
Tallahassee, FL	4,887	1,796	4,782	—	132	2	1,796	4,851	65	6,712	825	1999	Feb. 2015	24 yrs.

CPA:18 – Global 2019 10-K – 109

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Sebastian, FL	1,917	474	2,031	—	286	—	474	2,251	66	2,791	647	1986	Feb. 2015	20 yrs.
Lady Lake, FL	3,919	522	4,809	—	234	—	522	5,035	8	5,565	698	2010	Feb. 2015	40 yrs.
Panama City Beach, FL	2,603	706	2,864	—	39	5	706	2,877	31	3,614	504	1997	Mar. 2015	36 yrs.
Hesperia, CA	5,943	779	5,504	—	119	—	779	5,566	57	6,402	1,277	2004	Apr. 2015	27 yrs.
Hesperia, CA	2,444	335	1,999	—	98	—	335	2,088	9	2,432	496	2007	Apr. 2015	28 yrs.
Hesperia, CA	3,579	384	3,042	—	108	—	384	3,107	43	3,534	923	1985	Apr. 2015	20 yrs.
Highland, CA	4,512	1,056	3,366	—	44	—	1,056	3,400	10	4,466	573	2003	Apr. 2015	36 yrs.
Lancaster, CA	4,482	217	4,355	—	77	—	217	4,390	42	4,649	795	1989	Apr. 2015	31 yrs.
Rialto, CA	6,578	1,905	3,642	—	65	—	1,905	3,676	31	5,612	718	2007	Apr. 2015	30 yrs.
Thousand Palms, CA	6,286	1,115	5,802	—	103	2	1,115	5,876	31	7,022	1,124	2007	Apr. 2015	31 yrs.
Louisville, KY	6,585	2,973	6,056	—	139	—	2,973	6,129	66	9,168	1,221	1998	Apr. 2015	32 yrs.
Lilburn, GA	2,328	1,499	1,658	—	106	—	1,499	1,714	50	3,263	651	1998	Apr. 2015	18 yrs.
Stockbridge GA	1,616	170	1,996	—	204	—	170	2,153	47	2,370	520	2003	Apr. 2015	34 yrs.
Crystal Lake, IL	2,623	811	2,723	—	73	—	811	2,781	15	3,607	630	1977	May 2015	24 yrs.
Las Vegas, NV	6,349	450	8,381	—	99	—	450	8,431	49	8,930	1,152	1996	May 2015	38 yrs.
Panama City Beach, FL	6,127	347	8,233	5	60	1	347	8,254	45	8,646	1,012	2008	May 2015	40 yrs.
Sarasota, FL	5,153	835	6,193	—	141	—	835	6,310	24	7,169	842	2003	Jun. 2015	40 yrs.
Sarasota, FL	3,767	465	4,576	—	89	—	465	4,633	32	5,130	605	2001	Jun. 2015	39 yrs.
St. Peters, MO	2,293	199	2,888	—	172	—	199	2,986	74	3,259	440	1991	Jun. 2015	35 yrs.
Leesburg, FL	2,383	731	2,480	—	72	—	731	2,530	22	3,283	607	1988	Jul. 2015	23 yrs.
Palm Bay, FL	7,082	2,179	7,367	—	159	—	2,179	7,481	45	9,705	1,242	2000	Jul. 2015	34 yrs.
Houston, TX	4,582	1,067	4,965	—	558	—	1,067	5,513	10	6,590	1,092	1971	Aug. 2015	27 yrs.
Ithaca, NY	2,266	454	2,211	—	30	—	454	2,240	1	2,695	449	1988	Sep. 2015	26 yrs.
Las Vegas, NV	2,330	783	2,417	—	302	—	783	2,705	14	3,502	759	1984	Sep. 2015	14 yrs.
Las Vegas, NV	2,201	664	2,762	1	585	—	664	3,314	34	4,012	840	1987	Sep. 2015	17 yrs.
Hudson, FL	3,222	364	4,188	—	20	—	364	4,192	16	4,572	518	2008	Sep. 2015	40 yrs.

CPA:18 – Global 2019 10-K – 110

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Kissimmee, FL	—	407	8,027	—	81	—	407	8,087	21	8,515	895	2015	Oct. 2015	40 yrs.
El Paso, TX	3,689	1,275	3,339	—	124	—	1,275	3,450	13	4,738	482	1983	Oct. 2015	35 yrs.
El Paso, TX	2,532	921	2,764	—	1	—	921	2,764	1	3,686	417	1980	Oct. 2015	35 yrs.
El Paso, TX	3,597	594	4,154	—	16	—	594	4,154	16	4,764	555	1980	Oct. 2015	35 yrs.
El Paso, TX	3,614	594	3,867	—	121	—	594	3,966	22	4,582	554	1986	Oct. 2015	35 yrs.
El Paso, TX	1,423	337	2,024	—	44	—	337	2,058	10	2,405	281	1985	Oct. 2015	35 yrs.
El Paso, TX	3,703	782	3,825	—	32	—	782	3,836	21	4,639	674	1980	Oct. 2015	35 yrs.
Fernandina Beach, FL	7,228	1,785	7,133	—	124	—	1,785	7,220	37	9,042	959	1986	Oct. 2015	25 yrs.
Kissimmee, FL	3,427	1,371	3,020	3	110	—	1,371	3,102	31	4,504	632	1981	Oct. 2015	24 yrs.
Houston, TX	2,744	817	3,438	—	80	—	817	3,473	45	4,335	565	1998	Oct. 2015	30 yrs.
Houston, TX	2,943	708	3,778	—	119	—	708	3,829	68	4,605	639	2001	Nov. 2015	30 yrs.
Greensboro, NC	4,029	716	4,108	—	1,262	—	716	5,339	31	6,086	1,050	1953	Dec. 2015	20 yrs.
Portland, OR	6,338	897	8,831	—	119	—	897	8,914	36	9,847	934	2000	Dec. 2015	40 yrs.
Kissimmee, FL	3,840	1,094	4,298	—	41	—	1,094	4,318	21	5,433	682	2000	Jan. 2016	32 yrs.
Avondale, LA	3,412	808	4,245	—	4	(11)	808	4,234	4	5,046	508	2008	Jan. 2016	40 yrs.
Gilroy, California	5,779	2,704	7,451	—	76	—	2,704	7,485	42	10,231	1,107	1999	Feb. 2016	35 yrs.
Washington, D.C.	6,913	3,185	8,177	—	26	—	3,185	8,203	—	11,388	914	1962	Apr. 2016	34 yrs.
Milford, MA	5,530	751	6,290	—	1	—	751	6,290	1	7,042	746	2003	Apr. 2016	37 yrs.
Millsboro, DE	5,695	807	5,152	—	11	—	807	5,160	3	5,970	637	2001	Apr. 2016	35 yrs.
New Castle, DE	4,658	994	5,673	—	30	—	994	5,681	22	6,697	593	2005	Apr. 2016	38 yrs.
Rehoboth, DE	8,584	1,229	9,945	—	11	—	1,229	9,953	3	11,185	1,147	1999	Apr. 2016	38 yrs.
Chicago, IL	1,905	796	2,112	—	83	—	796	2,158	37	2,991	292	1990	Nov. 2016	25 yrs.
	$358,664	$78,176	$331,663	$9	$101,735	$902	$78,240	$427,900	$6,345	$512,485	$57,237
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

(c)
Excludes (i) gross lease intangible assets of $249.0 million and the related accumulated amortization of $135.2 million, (ii) gross lease intangible liabilities of $15.0 million and the related accumulated amortization of $6.6 million, and (iii) real estate under construction of $235.8 million.

(d)	A reconciliation of real estate and accumulated depreciation follows:

CPA:18 – Global 2019 10-K – 111

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2019	2018	2017
Beginning balance	$1,210,776	$1,263,172	$990,810
Reclassification from operating real estate	30,786	—	—
Dispositions	(29,974)	(36,595)	—
Foreign currency translation adjustment	(11,893)	(42,168)	67,356
Capital improvements	892	175	7,774
Reclassification from real estate under construction	58	26,192	197,232
Ending balance	$1,200,645	$1,210,776	$1,263,172

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2019	2018	2017
Beginning balance	$112,061	$87,886	$55,980
Depreciation expense	29,339	29,787	28,243
Dispositions	(4,554)	(2,523)	—
Foreign currency translation adjustment	(924)	(3,089)	3,663
Ending balance	$135,922	$112,061	$87,886

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2019	2018	2017
Beginning balance	$503,149	$566,489	$606,558
Reclassification from real estate under construction	34,886	113,061	2,926
Reclassification to real estate	(30,786)	—	—
Foreign currency translation adjustment	3,014	(2,518)	3,210
Capital improvements	2,270	5,343	4,189
Dispositions	(48)	(152,948)	(50,394)
Reclassification to held for sale	—	(26,278)	—
Ending balance	$512,485	$503,149	$566,489

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2019	2018	2017
Beginning balance	$41,969	$43,786	$26,937
Depreciation expense	15,163	16,864	17,419
Foreign currency translation adjustment	127	(2)	32
Dispositions	(22)	(16,009)	(602)
Reclassification to held for sale	—	(2,670)	—
Ending balance	$57,237	$41,969	$43,786

As of December 31, 2019, the aggregate cost of real estate we and our consolidated subsidiaries own for federal income tax purposes was $2.1 billion.

CPA:18 – Global 2019 10-K – 112

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2019
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount (a)
Description
Financing agreement — Cipriani	10.0%	Jul. 2024	$30,300	$28,000

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2019	2018	2017
Balance	$63,954	$66,500	$66,500
Collection of principal (a)	(35,954)	(2,546)	—
Ending balance	$28,000	$63,954	$66,500

__________

(a)	On April 9, 2019, we received full repayment totaling $36.0 million on the Mills Fleet mezzanine loan (Note 5).

CPA:18 – Global 2019 10-K – 113

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2019 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

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

CPA:18 – Global 2019 10-K – 114

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CPA:18 – Global 2019 10-K – 115

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (File No. 333-185111) filed March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Form 8-A filed June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Form S-3D filed May 4, 2015

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey Inc.’s Annual Report on Form 10-K filed March 2, 2015 (File No. 001-13779)

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed June 20, 2013

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

CPA:18 – Global 2019 10-K – 116

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

CPA:18 – Global 2019 10-K – 117

Item 16. Form 10-K Summary.

None.

CPA:18 – Global 2019 10-K – 118

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	February 28, 2020
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	February 28, 2020
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer	February 28, 2020
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 28, 2020
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Arjun Mahalingam	Chief Accounting Officer	February 28, 2020
Arjun Mahalingam	(Principal Accounting Officer)

/s/ Elizabeth P. Munson	Chairman of the Board and Director	February 28, 2020
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	February 28, 2020
Richard J. Pinola

CPA:18 – Global 2019 10-K – 119

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (File No. 333-185111) filed March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Form 8-A filed June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Form S-3D filed May 4, 2015

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey Inc.’s Annual Report on Form 10-K filed March 2, 2015 (File No. 001-13779)

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed June 20, 2013

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