Form 10-Q
period 2020-03-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2020-05-13
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Registrant has 118,621,016 shares of Class A common stock, $0.001 par value, and 32,549,043 shares of Class C common stock, $0.001 par value, outstanding at May 8, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws.

These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, the timing of any future liquidity event, underlying assumptions about our portfolio (e.g. occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), expectations about tenant rent collections, potential holding periods for our investments (including possible dispositions), our international exposure; our future capital expenditure levels, including any plans to fund our future liquidity needs, and future leverage and debt service obligations; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); our expectations regarding the impact on our business, tenants, and prospects in light of the outbreak of the novel coronavirus (“COVID-19”) and the various effects in connection therewith, as well as the measures taken to prevent its spread; and the impact of recently issued accounting pronouncements and other regulatory activity.

CPA:18 – Global 3/31/2020 10-Q – 1

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to effects of pandemics and global outbreaks of contagious diseases or the fear of such outbreaks, like the current COVID-19 pandemic and those additional factors discussed in reports filed with the SEC by us under the heading “Risk Factors” could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations (“MFFO”), and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2019 (the “2019 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the condensed consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA:18 – Global 3/31/2020 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,158,497	$1,200,645
Operating real estate — Land, buildings and improvements	505,326	512,485
Real estate under construction	267,044	235,751
Net investments in direct financing leases	30,338	42,054
In-place lease and other intangible assets	276,196	284,097
Investments in real estate	2,237,401	2,275,032
Accumulated depreciation and amortization	(335,051)	(328,312)
Net investments in real estate	1,902,350	1,946,720
Cash and cash equivalents	104,939	144,148
Accounts receivable and other assets, net	142,255	143,935
Total assets (a)	$2,149,544	$2,234,803
Liabilities and Equity
Non-recourse secured debt, net	$1,183,382	$1,201,913
Accounts payable, accrued expenses and other liabilities	141,899	147,098
Due to affiliates	9,486	11,376
Distributions payable	22,844	22,745
Total liabilities (a)	1,357,611	1,383,132
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 117,627,430 and 117,179,578 shares, respectively, issued and outstanding	117	117
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 32,263,611 and 32,238,513 shares, respectively, issued and outstanding	32	32
Additional paid-in capital	1,323,827	1,319,584
Distributions and accumulated losses	(508,253)	(470,326)
Accumulated other comprehensive loss	(79,912)	(56,535)
Total stockholders’ equity	735,811	792,872
Noncontrolling interests	56,122	58,799
Total equity	791,933	851,671
Total liabilities and equity	$2,149,544	$2,234,803
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2020 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Lease revenues — net-leased	$22,361	$30,914
Lease revenues — operating real estate	17,943	17,265
Other operating and interest income	2,576	2,115
	42,880	50,294
Operating Expenses
Depreciation and amortization	14,530	15,372
Operating real estate expenses	6,724	6,466
Property expenses, excluding reimbursable tenant costs	5,084	4,651
Allowance for credit losses	4,865	—
Reimbursable tenant costs	3,128	4,024
General and administrative	1,897	1,759
	36,228	32,272
Other Income and Expenses
Interest expense	(10,489)	(12,357)
Other gains and (losses)	(2,072)	172
Equity in losses of equity method investment in real estate	(54)	(648)
Gain on sale of real estate, net	—	15,408
	(12,615)	2,575
(Loss) income before income taxes	(5,963)	20,597
Benefit from (provision for) income taxes	394	(924)
Net (Loss) Income	(5,569)	19,673
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,916 and $1,848, respectively)	(2,611)	(4,846)
Net (Loss) Income Attributable to CPA:18 – Global	$(8,180)	$14,827
Class A Common Stock
Net (loss) income attributable to CPA:18 – Global	$(6,398)	$11,654
Basic and diluted weighted-average shares outstanding	117,968,262	115,497,094
Basic and diluted (loss) earnings per share	$(0.05)	$0.10
Class C Common Stock
Net (loss) income attributable to CPA:18 – Global	$(1,782)	$3,173
Basic and diluted weighted-average shares outstanding	32,445,640	31,879,027
Basic and diluted (loss) earnings per share	$(0.05)	$0.10

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2020 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net (Loss) Income	$(5,569)	$19,673
Other Comprehensive Loss
Foreign currency translation adjustments	(24,082)	(4,242)
Unrealized loss on derivative instruments	(1,823)	(238)
	(25,905)	(4,480)
Comprehensive (Loss) Income	(31,474)	15,193

Amounts Attributable to Noncontrolling Interests
Net income	(2,611)	(4,846)
Foreign currency translation adjustments	2,525	158
Unrealized loss on derivative instruments	3	—
Comprehensive income attributable to noncontrolling interests	(83)	(4,688)
Comprehensive (Loss) Income Attributable to CPA:18 – Global	$(31,557)	$10,505

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2020 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2020	117,179,578	$117	32,238,513	$32	$1,319,584	$(470,326)	$(56,535)	$792,872	$58,799	$851,671
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Note 2)						(6,903)		(6,903)		(6,903)
Shares issued	966,298	1	290,887	—	10,938			10,939		10,939
Shares issued to affiliate	169,045	—			1,481			1,481		1,481
Contributions from noncontrolling interests								—	595	595
Distributions to noncontrolling interests								—	(3,355)	(3,355)
Distributions declared ($0.1563 and $0.1382 per share to Class A and Class C, respectively)						(22,844)		(22,844)		(22,844)
Net (loss) income						(8,180)		(8,180)	2,611	(5,569)
Other comprehensive loss:
Foreign currency translation adjustments							(21,557)	(21,557)	(2,525)	(24,082)
Unrealized loss on derivative instruments							(1,820)	(1,820)	(3)	(1,823)
Repurchase of shares	(687,491)	(1)	(265,789)	—	(8,176)			(8,177)		(8,177)
Balance at March 31, 2020	117,627,430	$117	32,263,611	$32	$1,323,827	$(508,253)	$(79,912)	$735,811	$56,122	$791,933

Balance at January 1, 2019	114,589,333	$114	31,641,265	$32	$1,290,888	$(411,464)	$(50,593)	$828,977	$66,993	$895,970
Cumulative-effect adjustment for the adoption of ASU 2016-02, Leases (Topic 842)						(1,108)		(1,108)		(1,108)
Shares issued	965,197	1	297,063	—	11,018			11,019		11,019
Shares issued to affiliate	220,238	—			1,922			1,922		1,922
Contributions from noncontrolling interests								—	2,520	2,520
Distributions to noncontrolling interests								—	(8,943)	(8,943)
Distributions declared ($0.1563 and $0.1373 per share to Class A and Class C, respectively)						(22,416)		(22,416)		(22,416)
Net income						14,827		14,827	4,846	19,673
Other comprehensive loss:
Foreign currency translation adjustments							(4,084)	(4,084)	(158)	(4,242)
Unrealized loss on derivative instruments							(238)	(238)		(238)
Repurchase of shares	(330,661)	—	(98,187)	—	(3,605)			(3,605)		(3,605)
Balance at March 31, 2019	115,444,107	$115	31,840,141	$32	$1,300,223	$(420,161)	$(54,915)	$825,294	$65,258	$890,552

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2020 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$22,808	$21,859
Cash Flows — Investing Activities
Funding for development projects	(38,086)	(32,408)
Value added taxes paid in connection with construction funding	(3,641)	(2,926)
Capital expenditures on real estate	(3,057)	(750)
Payment of deferred acquisition fees to an affiliate	(1,488)	(2,252)
Return of capital from equity investments	1,134	—
Capital contributions to equity investment	(345)	—
Value added taxes refunded in connection with construction funding	325	1,006
Proceeds from sale of real estate	—	16,404
Net Cash Used in Investing Activities	(45,158)	(20,926)
Cash Flows — Financing Activities
Proceeds from mortgage financing	25,126	7,582
Distributions paid	(22,745)	(22,264)
Proceeds from issuance of shares	10,426	10,487
Repurchase of shares	(8,177)	(3,605)
Scheduled payments and prepayments of mortgage principal	(7,529)	(16,423)
Distributions to noncontrolling interests	(3,355)	(7,112)
Contributions from noncontrolling interests	595	2,520
Other financing activities, net	(99)	(716)
Net Cash Used in Financing Activities	(5,758)	(29,531)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,388)	(441)
Net decrease in cash and cash equivalents and restricted cash	(31,496)	(29,039)
Cash and cash equivalents and restricted cash, beginning of period	163,398	190,838
Cash and cash equivalents and restricted cash, end of period	$131,902	$161,799

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2020 10-Q – 7

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

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (the “Operating Partnership”), and as of March 31, 2020 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

As of March 31, 2020, our net lease portfolio was comprised of full or partial ownership interests in 47 properties, substantially all of which were fully-occupied and triple-net leased to 65 tenants totaling 9.6 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 68 self-storage properties, 12 student housing development projects and two student housing operating properties, totaling approximately 5.5 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is primarily comprised of our investments in student housing operating properties and multi-family residential properties (our last multi-family residential property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments, one of which was repaid during the second quarter of 2019. Our reportable business segments and All Other category are the same as our reporting units (Note 12).

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through March 31, 2020, $192.3 million and $55.1 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”).

CPA:18 – Global 3/31/2020 10-Q – 8

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2019, which are included in the 2019 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2019 Annual Report.

As of both March 31, 2020 and December 31, 2019, we considered 19 entities to be VIEs, 18 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the condensed consolidated balance sheets (in thousands):

	March 31, 2020	December 31, 2019
Real estate — Land, buildings and improvements	$343,342	$359,886
Real estate under construction	267,044	233,220
In-place lease intangible assets	98,588	101,198
Accumulated depreciation and amortization	(79,634)	(78,598)
Total assets	661,082	642,648

Non-recourse secured debt, net	$287,069	$276,124
Total liabilities	342,183	330,549

As of both March 31, 2020 and December 31, 2019, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of March 31, 2020 and December 31, 2019, the net carrying amount of this equity investment was $13.2 million and $14.9 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

CPA:18 – Global 3/31/2020 10-Q – 9

Notes to Condensed Consolidated Financial Statements (Unaudited)

Foreign Currencies

We are subject to fluctuations in exchange rates between foreign currencies and the U.S. dollar (primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling). The following table reflects the end-of-period rate of the U.S. dollar in relation to foreign currencies:

	March 31, 2020	December 31, 2019	Percent Change
British Pound Sterling	$1.2360	$1.3204	(6.4)%
Euro	1.0956	1.1234	(2.5)%
Norwegian Krone	0.0952	0.1139	(16.4)%

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

We currently present Reimbursable tenant costs on its own line item in the condensed consolidated statements of operations. Previously, this line item was included within Property expenses (which is now presented as Property expenses, excluding reimbursable tenant costs).

Revenue Recognition

Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectibility is assessed for each tenant receivable using various criteria including credit ratings, guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectibility of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three months ended March 31, 2020, we wrote off $7.0 million in straight-line rent receivables based on our current assessment of less than 75% likelihood of collecting all remaining contractual rent on certain net lease hotels.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$104,939	$144,148
Restricted cash (a)	26,963	19,250
Total cash and cash equivalents and restricted cash	$131,902	$163,398
__________

(a)	Restricted cash is included within Accounts receivable and other assets, net on our condensed consolidated balance sheets.

Deferred Income Taxes

Our deferred tax liabilities were $42.9 million and $48.6 million at March 31, 2020 and December 31, 2019, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements. Our deferred tax assets, net of valuation allowances, were $1.5 million and $1.4 million at March 31, 2020 and December 31, 2019, respectively, and are included in Accounts receivable and other assets, net in the condensed consolidated financial statements.

Recent Accounting Pronouncements

Pronouncements Adopted through March 31, 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including loans receivable and net investments in direct financing leases. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842.

CPA:18 – Global 3/31/2020 10-Q – 10

Notes to Condensed Consolidated Financial Statements (Unaudited)

We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method, which requires applying changes in reserves through a cumulative-effect adjustment to retained earnings. Upon adoption, we recorded a net decrease in retained earnings of $6.9 million, which is reflected within our consolidated statement of equity.

The allowance for credit losses, which is recorded as a reduction to Net investments in direct financing leases on our condensed consolidated balance sheets, was measured using a probability of default method based on the lessees’ respective credit ratings and the expected value of the underlying collateral upon its repossession. Included in our model are factors that incorporate forward-looking information.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

CPA:18 – Global 3/31/2020 10-Q – 11

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

Jointly Owned Investments and Other Transactions with our Affiliates

As of March 31, 2020, we owned interests ranging from 50% to 100% in jointly owned investments, with the remaining interests held by affiliates or by third parties. Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures, with the exception of our sole equity investment (Note 4), which we account for under the equity method of accounting.

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended March 31,
	2020	2019
Amounts Included in the Condensed Consolidated Statements of Operations
Asset management fees	$3,002	$2,868
Available Cash Distributions	1,916	1,848
Personnel and overhead reimbursements	725	798
Interest expense on deferred acquisition fees and external joint venture loans	123	127
Disposition fees	—	1,117
	$5,766	$6,758

Acquisition Fees Capitalized

Current acquisition fees	$110	$695
Deferred acquisition fees	88	555
Capitalized personnel and overhead reimbursements	70	89
	$268	$1,339

The following table presents a summary of amounts included in Due to affiliates in the condensed consolidated financial statements (in thousands):

	March 31, 2020	December 31, 2019
Due to Affiliates
External joint venture loans, accounts payable, and other (a)	$5,360	$5,951
Deferred acquisition fees, including accrued interest	3,007	4,456
Asset management fees payable	1,001	961
Current acquisition fees	118	8
	$9,486	$11,376
___________

(a)
Includes loans from our joint venture partners to the jointly owned investments that we consolidate. As of March 31, 2020 and December 31, 2019, loans due to our joint venture partners, including accrued interest, were $4.5 million and $4.6 million, respectively.

CPA:18 – Global 3/31/2020 10-Q – 12

Notes to Condensed Consolidated Financial Statements (Unaudited)

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock. For any portion of fees our Advisor receives in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $8.94 as of December 31, 2019. Effective January 1, 2019, our Advisor elected to receive 50% of the asset management fees in shares of our Class A common stock and 50% in cash. Effective April 1, 2020, our Advisor elected to receive all of the asset management fees in shares of our Class A common stock. As of March 31, 2020, our Advisor owned 5,922,928 shares, or 4.0%, of our outstanding Class A common stock. Asset management fees are included in Property expenses in the condensed consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended March 31, 2020 and December 31, 2019. The preferred return will continue to be assessed on a cumulative basis for the remainder of the fiscal year. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the condensed consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

In addition, prior to January 1, 2020, our Advisor was entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold. These fees were paid at the discretion of our board of directors. Effective January 1, 2020, the Advisor has waived its right to disposition fees with respect to sales and dispositions of single investments and portfolios of investments. The Advisor may still be entitled to disposition fees in connection with a transaction or series of transactions related to a merger, liquidation, or other event, at the discretion of our board of directors.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, which as of March 31, 2020 included Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Carey European Student Housing Fund I L.P. (collectively with us, the “Managed Programs”).

We reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. In addition, we reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. We do not reimburse our Advisor for salaries and benefits paid to our named executive officers or for the cost of personnel that provide services for transactions for where our Advisor receives a fee (such as for acquisitions and dispositions). Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% of our pro rata total revenues for each of 2020 and 2019. Our Advisor allocates overhead expenses to us based upon the percentage that our full-time employee equivalents comprised of the Advisor’s total full-time employee equivalents. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the condensed consolidated financial statements. However, we capitalize certain costs related to our Advisor’s legal transactions group if the costs relate to an asset acquisition or other transactions.

CPA:18 – Global 3/31/2020 10-Q – 13

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

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Land	$185,556	$196,693
Buildings and improvements	972,941	1,003,952
Less: Accumulated depreciation	(138,269)	(135,922)
	$1,020,228	$1,064,723

The carrying value of our Real Estate — Land, buildings and improvements decreased by $41.9 million from December 31, 2019 to March 31, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our real estate was $7.1 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease revenues — net-leased
Lease income — fixed (a)	$17,622	$25,387
Lease income — variable (b)	3,785	4,561
Total operating lease income (c)	$21,407	$29,948

Lease revenues — operating real estate
Lease income — fixed	$17,302	$16,641
Lease income — variable (d)	641	624
Total operating lease income	$17,943	$17,265
___________

CPA:18 – Global 3/31/2020 10-Q – 14

Notes to Condensed Consolidated Financial Statements (Unaudited)

(a)
Amount for the three months ended March 31, 2020 includes a $7.0 million write-off of straight-line rent receivables based on our current assessment of less than 75% likelihood of collecting all remaining contractual rent on certain net lease hotels (Note 2).

(b)
Includes (i) rent increases based on changes in the Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(c)
Excludes $1.0 million of interest income for both the three months ended March 31, 2020 and 2019, from direct financing leases that is included in Lease revenues — net-leased in the condensed consolidated statements of operations.

(d)	Primarily comprised of late fees and administrative fees revenues.

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage and student housing properties, is summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Land	$77,704	$78,240
Buildings and improvements	427,622	434,245
Less: Accumulated depreciation	(60,743)	(57,237)
	$444,583	$455,248

The carrying value of our Operating real estate — land, buildings and improvements decreased by $7.2 million from December 31, 2019 to March 31, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our operating real estate was $3.8 million for both the three months ended March 31, 2020 and 2019.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Three Months Ended March 31, 2020
Beginning balance	$235,751
Capitalized funds	38,569
Foreign currency translation adjustments	(5,217)
Placed into service	(4,062)
Capitalized interest	2,003
Ending balance	$267,044

Capitalized Funds

During the three months ended March 31, 2020, total capitalized funds primarily related to construction draws for our student housing development projects, and includes accrued costs of $2.5 million, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes interest incurred during construction as well as amortization of the mortgage discount and deferred financing costs, which totaled $2.0 million during the three months ended March 31, 2020, which is a non-cash investing activity.

Ending Balance

As of March 31, 2020, we had 12 open development projects, with aggregate unfunded commitments of approximately $237.0 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

CPA:18 – Global 3/31/2020 10-Q – 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

Ghana Settlement Update

During the three months ended March 31, 2020, the collectibility of the value added tax (“VAT”) receivable to be refunded by the Ghanaian government was no longer deemed probable. As such, we recorded a $2.8 million loss to write-off the VAT receivable during the three months ended March 31, 2020, which is included within Other gains and (losses) on our condensed consolidated statements of operations.

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

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of three self-storage facilities in Canada. This entity was jointly owned with a third party, which is also the general partner of the joint venture. Our ownership and economic interest in the joint venture is 100%. We continue to not consolidate this entity because we are not the primary beneficiary due to shared decision making with the general partner and the nature of our involvement in the activities, which allows us to exercise significant influence, but does not give us power over decisions that significantly affect the economic performance of the entity.

As of March 31, 2020 and December 31, 2019, our total equity investment balance for these self-storage properties was $13.2 million and $14.9 million, respectively, which is included in Accounts receivable and other assets, net in the condensed consolidated financial statements. As of March 31, 2020 and December 31, 2019, the joint venture had total third-party recourse debt of $29.3 million and $32.2 million, respectively.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our notes receivable (which are included in Accounts receivable and other assets, net in the condensed consolidated financial statements) and our Net investments in direct financing leases (net of allowance for credit losses). Operating leases are not included in finance receivables.

Notes Receivable

As of March 31, 2020, our notes receivable consisted of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. Interest-only payments at a rate of 10% per annum are due through its maturity date. As of both March 31, 2020 and December 31, 2019, the balance for this note receivable remained $28.0 million.

Interest income from our notes receivable was $0.7 million and $1.8 million for three months ended March 31, 2020 and 2019, respectively, and is included in Other operating and interest income in our condensed consolidated statements of operations.

CPA:18 – Global 3/31/2020 10-Q – 16

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Lease payments receivable	$54,419	$55,278
Unguaranteed residual value	39,401	39,401
	93,820	94,679
Less: unearned income	(51,714)	(52,625)
Less: allowance for credit losses (a)	(11,768)	—
	$30,338	$42,054
___________

(a)
Upon our adoption of ASU 2016-13 on January 1, 2020, we applied changes in loss reserves through a cumulative-effect adjustment to retained earnings totaling $6.9 million (Note 2). In addition, during the three months ended March 31, 2020, due to changes in expected economic conditions, we recorded an allowance for credit losses of $4.9 million, which was included in Allowance for credit losses in our condensed consolidated statements of operations.

Interest income from direct financing leases was $1.0 million for both the three months ended March 31, 2020 and 2019, and is included in Lease revenues — net-leased in our condensed consolidated statements of operations.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. As of both March 31, 2020 and December 31, 2019, we had no significant finance receivable balances that were past due, but as noted above, we established an allowance for credit losses during the first quarter of 2020. Additionally, there were no modifications of finance receivables during the three months ended March 31, 2020.

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

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
1 – 3	4	4	$44,964	$45,457
4	1	1	13,374	24,597
5	—	—	—	—
	0		$58,338	$70,054

Note 6. Intangible Assets and Liabilities

In-place lease and above-market rent intangibles are included in In-place lease and other intangible assets in the condensed consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

Goodwill is included in our Net Lease segment and included in Accounts receivable and other assets, net in the condensed consolidated financial statements. As a result of foreign currency translation adjustments, goodwill decreased from $26.0 million as of December 31, 2019 to $23.2 million as of March 31, 2020.

CPA:18 – Global 3/31/2020 10-Q – 17

Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets and liabilities are summarized as follows (in thousands):

		March 31, 2020			December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	6 – 23	$232,546	$(131,852)	$100,694	$238,771	$(131,012)	$107,759
Above-market rent	7 – 30	9,929	(4,187)	5,742	10,257	(4,141)	6,116
		242,475	(136,039)	106,436	249,028	(135,153)	113,875
Indefinite-Lived Intangible Assets
Goodwill		23,179	—	23,179	26,024	—	26,024
Total intangible assets		$265,654	$(136,039)	$129,615	$275,052	$(135,153)	$139,899

Finite-Lived Intangible Liabilities
Below-market rent	6 – 30	$(14,930)	$6,875	$(8,055)	$(14,974)	$6,627	$(8,347)
Total intangible liabilities		$(14,930)	$6,875	$(8,055)	$(14,974)	$6,627	$(8,347)

Net amortization of intangibles, including the effect of foreign currency translation, was $3.5 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; and amortization of in-place lease intangibles is included in Depreciation and amortization expense.

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

CPA:18 – Global 3/31/2020 10-Q – 18

Notes to Condensed Consolidated Financial Statements (Unaudited)

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2020 and 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our condensed consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse secured debt, net (a) (b)	3	$1,183,382	$1,196,712	$1,201,913	$1,239,004
Notes receivable (c)	3	28,000	30,300	28,000	30,300
___________

(a)
As of March 31, 2020 and December 31, 2019, the carrying value of Non-recourse secured debt, net includes unamortized deferred financing costs of $6.2 million and $5.8 million, respectively, and unamortized premium, net of $1.3 million and $2.1 million, respectively (Note 9).

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both March 31, 2020 and December 31, 2019.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2019 Annual Report. As of both March 31, 2020 and December 31, 2019, no cash collateral had been posted or received for any of our derivative positions.

CPA:18 – Global 3/31/2020 10-Q – 19

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Foreign currency collars	Accounts receivable and other assets, net	$2,518	$1,444	$—	$—
Foreign currency forward contracts	Accounts receivable and other assets, net	654	861	—	—
Interest rate caps	Accounts receivable and other assets, net	37	116	—	—
Interest rate swaps	Accounts receivable and other assets, net	—	53	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(4,555)	(1,991)
		3,209	2,474	(4,555)	(1,991)
Derivatives Not Designated as Hedging Instruments
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(37)	(48)
		—	—	(37)	(48)
Total derivatives		$3,209	$2,474	$(4,592)	$(2,039)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

	Amount of Loss Recognized on Derivatives in Other Comprehensive Loss
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019
Interest rate swaps	$(2,617)	$(887)
Foreign currency collars	1,140	805
Foreign currency forward contracts	(207)	(157)
Interest rate caps	(139)	1
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	149	1
Total	$(1,674)	$(237)
___________

(a)	The changes in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss.

		Amount of Gain on Derivatives Reclassified from Other Comprehensive Loss into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2020	2019
Foreign currency forward contracts	Other gains and (losses)	$278	$346
Interest rate swaps	Interest expense	(179)	27
Foreign currency collars	Other gains and (losses)	119	11
Interest rate caps	Interest expense	(17)	(3)
Total		$201	$381

CPA:18 – Global 3/31/2020 10-Q – 20

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive loss related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of March 31, 2020, we estimated that an additional $1.9 million and $1.6 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

		Amount of Gain on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2020	2019
Foreign currency collars	Other gains and (losses)	$81	$118
Interest rate swap	Interest expense	8	—
Foreign currency forward contracts	Other gains and (losses)	7	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	179	(1)
Foreign currency collars	Other gains and (losses)	—	7
Total		$275	$124

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of March 31, 2020 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2020 (a)
Interest rate swaps	9	92,008	USD	$(4,555)
Interest rate cap	1	12,975	EUR	20
Interest rate caps	2	59,000	GBP	17
Interest rate cap	1	5,700	USD	—
Derivatives Not Designated as Hedging Instruments
Interest rate swap (b)	1	9,183	EUR	(37)
				$(4,555)
___________

(a)	Fair value amount is based on the exchange rate of the respective currencies as of March 31, 2020, as applicable.

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

CPA:18 – Global 3/31/2020 10-Q – 21

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency forward contracts and foreign currency collars have maturities of 72 months or less.

The following table presents the foreign currency derivative contracts we had outstanding and their designations as of March 31, 2020 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2020
Designated as Cash Flow Hedging Instruments
Foreign currency collars	20	17,152	EUR	$1,665
Foreign currency collars	16	30,660	NOK	801
Foreign currency forward contracts	5	2,006	EUR	654
Designated as Net Investment Hedging Instruments
Foreign currency collar	1	2,500	NOK	52
				$3,172

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2020. At March 31, 2020, our total credit exposure was $2.4 million and the maximum exposure to any single counterparty was $1.2 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of March 31, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $4.7 million and $2.1 million as of March 31, 2020 and December 31, 2019, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of March 31, 2020 or December 31, 2019, we could have been required to settle our obligations under these agreements at their aggregate termination value of $5.0 million and $2.2 million, respectively.

Note 9. Non-Recourse Secured Debt, Net

Non-recourse secured debt, net is collateralized by the assignment of real estate properties. As of March 31, 2020, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse secured debt were 4.0% and 3.7%, respectively, with maturity dates ranging from 2020 to 2039.

CPA:18 – Global 3/31/2020 10-Q – 22

Notes to Condensed Consolidated Financial Statements (Unaudited)

Financing Activity During 2020

On March 13, 2020, we obtained a construction loan of $22.5 million (amount based on the exchange rate of the euro at the date of the loan) for a student housing development project in Barcelona, Spain. The loan is comprised of four tranches with a weighted average variable interest rate of 2.1% as of March 31, 2020. Interest only payments are due on outstanding draws through its scheduled maturity date of December 2023. A total of $16.8 million was drawn on the loan as of March 31, 2020.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2020, each of the next four calendar years following December 31, 2020, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2020 (remainder)	$59,686
2021	151,979
2022	189,208
2023	203,916
2024	198,335
Thereafter through 2039	385,187
Total principal payments	1,188,311
Unamortized deferred financing costs	(6,244)
Unamortized premium, net	1,315
Total	$1,183,382

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2020.

The carrying value of our Non-recourse secured debt, net decreased by $35.7 million in the aggregate from December 31, 2019 to March 31, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Covenants

Our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. We were in compliance with all of these covenants at March 31, 2020.

Note 10. Commitments and Contingencies

As of March 31, 2020, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our condensed consolidated financial statements of operations or results of operations.

See Note 4 for unfunded construction commitments.

CPA:18 – Global 3/31/2020 10-Q – 23

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. (Loss) Earnings Per Share and Equity

Basic and Diluted (Loss) Earnings Per Share

The following table presents (loss) earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020			2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	117,968,262	$(6,398)	$(0.05)	115,497,094	$11,654	$0.10
Class C common stock	32,445,640	(1,782)	(0.05)	31,879,027	3,173	0.10
Net (loss) income attributable to CPA:18 – Global		$(8,180)			$14,827

The allocation of Net (loss) income attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation includes interest expense related to the accretion of interest on the annual distribution and shareholder servicing fee liability of less than $0.1 million for both the three months ended March 31, 2020 and March 31, 2019, respectively (Note 3).

Distributions

For the three months ended March 31, 2020, our board of directors declared quarterly distributions of $0.1563 per share for our Class A common stock and $0.1382 per share for our Class C common stock, which were paid on April 15, 2020 to stockholders of record on March 31, 2020, in the amount of $22.8 million.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$138	$(56,673)	$(56,535)
Other comprehensive loss before reclassifications	(1,622)	(24,082)	(25,704)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(397)	—	(397)
Interest expense	196	—	196
Net current-period other comprehensive loss	(1,823)	(24,082)	(25,905)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	2,528	2,528
Ending balance	$(1,685)	$(78,227)	$(79,912)

CPA:18 – Global 3/31/2020 10-Q – 24

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,215	$(52,808)	$(50,593)
Other comprehensive loss before reclassifications	143	(4,242)	(4,099)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(357)	—	(357)
Interest expense	(24)	—	(24)
Net current-period other comprehensive loss	(238)	(4,242)	(4,480)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	158	158
Ending balance	$1,977	$(56,892)	$(54,915)

See Note 8 for additional information on our derivative activity recognized within Other comprehensive loss for the periods presented.

CPA:18 – Global 3/31/2020 10-Q – 25

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Segment Reporting

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is primarily comprised of our investments in student housing operating properties and multi-family residential properties (our last multi-family residential property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments, one of which was repaid during the second quarter of 2019. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Lease
Revenues (a)	$24,067	$30,992
Operating expenses (b)	(20,602)	(17,311)
Interest expense	(6,858)	(8,736)
Other gains and (losses)	(3,440)	43
Gain on sale of real estate, net	—	897
Benefit from (provision for) income taxes	639	(360)
Net income attributable to noncontrolling interests	(700)	(209)
Net (loss) income attributable to CPA:18 – Global	$(6,894)	$5,316
Self Storage
Revenues	$15,356	$14,839
Operating expenses	(9,095)	(8,745)
Interest expense	(3,356)	(3,426)
Other gains and (losses) (c)	(54)	(668)
Provision for income taxes	(31)	(33)
Net income attributable to CPA:18 – Global	$2,820	$1,967
Other Operating Properties
Revenues	$2,747	$2,622
Operating expenses	(1,485)	(1,634)
Interest expense	(252)	(120)
Other gains and (losses)	15	(39)
Gain on sale of real estate, net	—	14,514
Benefit from (provision for) income taxes	14	(23)
Net loss (income) attributable to noncontrolling interests	5	(2,789)
Net income attributable to CPA:18 – Global	$1,044	$12,531
All Other (d)
Revenues	$710	$1,833
Operating expenses	—	(1)
Net income attributable to CPA:18 – Global	$710	$1,832
Corporate
Unallocated Corporate Overhead (e)	$(3,944)	$(4,971)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(1,916)	$(1,848)
Total Company
Revenues	$42,880	$50,294
Operating expenses (b)	(36,228)	(32,272)
Interest expense	(10,489)	(12,357)
Other gains and (losses) (c)	(2,126)	(476)
Gain on sale of real estate, net	—	15,408
Benefit from (provision for) income taxes	394	(924)
Net income attributable to noncontrolling interests	(2,611)	(4,846)
Net (loss) income attributable to CPA:18 – Global	$(8,180)	$14,827

CPA:18 – Global 3/31/2020 10-Q – 26

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Total Assets
	March 31, 2020	December 31, 2019
Net Lease	$1,463,826	$1,517,659
Self Storage	365,907	369,883
Other Operating Properties	215,628	213,692
Corporate	76,018	105,407
All Other	28,165	28,162
Total Company	$2,149,544	$2,234,803
__________

(a)
The three months ended March 31, 2020 and 2019 includes straight-line rent amortization of $0.7 million and $0.9 million, respectively. The three months ended March 31, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2). Straight-line lease revenue is only recognized when deemed probable of collection, and is included within Lease revenues — net-leased within our condensed consolidated financial statements.

(b)	The three months ended March 31, 2020 includes an allowance for credit loss of $4.9 million in connection with our adoption of ASU 2016-13 (Note 2).

(c)	Includes Equity in losses of equity method investment in real estate.

(d)	Included in the all other category are our notes receivable investments, one of which was repaid during the second quarter of 2019.

(e)
Included in unallocated corporate overhead are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments. Asset management fees totaled $3.0 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively (Note 3).

Note 13. Subsequent Events

The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term. The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses.

Our advisor is closely monitoring the impact of COVID-19 on all aspects of our business, including how it will impact our portfolio and tenant credit health (including our tenants’ ability to pay rent) as well as our liquidity, capital allocation, and balance sheet management. Our advisor continues to actively engage in discussions with our tenants and with the third-party managers of our operating properties regarding the impact of COVID-19 on business operations, liquidity, prospects, and financial position.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

CPA:18 – Global 3/31/2020 10-Q – 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2019 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2019 Annual Report, we are a publicly owned, non-traded REIT that invests in a diversified portfolio of income-producing commercial properties leased to companies, and other real estate-related assets, both domestically and outside the United States. In addition, our portfolio includes self-storage and student housing properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We derive self-storage revenue from rents received from customers who rent storage space primarily under month-to-month leases for personal or business use. We earn student housing revenue primarily from leases of one year or less with individual students. Revenue is subject to fluctuation because of the timing of new transactions, completion of build-to-suit and development projects, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

COVID-19

The global spread of COVID-19, which has been declared a pandemic by the World Health Organization, has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term. The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and, other social responses.

The impact of the pandemic both in the United States and globally has been rapidly evolving. It continues to adversely impact commercial activity and cause uncertainty and volatility in financial markets. The outbreak is expected to have a continued adverse impact on economic and market conditions for the foreseeable future and to trigger a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the COVID-19 pandemic at this time is unknown. Consequently, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results (such as the potential negative impact to occupancy and our tenants’ ability to meet their financial obligations), results of operations or market values at our properties, increased risk of defaults, decreased availability of financing arrangements, additional potential risks arising from changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Conditions in the bank lending, capital, and other financial markets may continue to deteriorate as a result of the pandemic, and our access to capital and other sources of funding may become constrained, which could adversely affect the availability and terms of future borrowings, renewals, or refinancings. In addition, the deterioration of global economic conditions as a result of the pandemic is likely to negatively impact our tenants.

We are closely monitoring the impact of COVID-19 on all aspects of our business, portfolio, and tenant credit health, as well as our liquidity, capital allocation, and balance sheet management. Our net lease portfolio includes exposure to hotel and leisure and student housing properties (see Item 3. Quantitative and Qualitative Disclosures About Market Risk for concentrations); these sectors have been significantly impacted by the pandemic.

CPA:18 – Global 3/31/2020 10-Q – 28

In response to early reports of the suspected transmission of COVID-19 in both the United States and Europe, in late February and early March, our Advisor initiated steps to prioritize the health and safety of its employees. By mid-March, our Advisor fully transitioned all employees in its four offices — New York, Dallas, London, and Amsterdam — to working remotely and successfully executed its business continuity plan, with all of its core financial, operational, and telecommunication systems operating from a cloud-based environment with no disruption.

Our Advisor continues to actively engage in discussions with our tenants and with the third-party managers of our operating properties regarding the impact of COVID-19 on business operations, liquidity, and financial position. In April, net lease contractual base rent payments representing 90% of the total contractual base rent of our net lease portfolio (weighted by ABR) were due. Through the date of this Report, we received from tenants substantially all net lease contractual base rent that was due in the first quarter and 84% of net lease contractual base rent that was due in April.

Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding March and April rent collections should not serve as an indication of expected future rent collections.

As of March 31, 2020, our debt and interest obligations due within one year totaled $159.3 million. In addition, we expect to fund capital commitments of $188.9 million in the next year, primarily for our 12 student housing development projects (five of which are scheduled to be completed in 2020). We believe we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through available cash and cash equivalents, restricted cash, cash received under net lease and operating lease agreements, and undrawn capacity under our construction loans. Additional sources of liquidity, if necessary, includes leveraging our unleveraged properties, refinancing existing debt obligations, asset sales, and paying all asset management fees to our Advisor in shares (which effective April 1, 2020, our Advisor elected to receive all of the asset management fees in shares of our Class A common stock). Our Advisor may also provide us with a line of credit at its discretion.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and actions taken to contain COVID-19 or treat its impact, among others. The potential impact of COVID-19 on our tenants and properties could have a material adverse effect on our business, financial condition, NAVs, liquidity, results of operations, and prospects.

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt (all provided by an independent third party) and for other relevant factors. Since our quarterly NAVs are not based on an appraisal of our full portfolio, to the extent any new quarterly NAV adjustments are within 1% of our previously disclosed NAVs, our quarterly NAVs will remain unchanged. We monitor properties not appraised during the quarter to identify any that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. Costs associated with our development projects (which are not yet generating income) are not appraised quarterly and are carried at cost, which approximates fair value. These costs are included in Real estate under construction in our condensed consolidated financial statements. Our NAVs as of December 31, 2019 were $8.94 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated March 12, 2020 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of March 31, 2020 during the second quarter of 2020.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. As of March 31, 2020, the liability balance for the distribution and shareholder servicing fee was $1.4 million, which includes $0.5 million related to the first quarter of 2020. We currently expect that we will cease incurring the distribution and shareholder servicing fee during the third quarter of 2020, at which time the total underwriting compensation paid in respect of the offering will reach 10.0% of the gross offering proceeds (Note 3).

CPA:18 – Global 3/31/2020 10-Q – 29

Financial Highlights

During the three months ended March 31, 2020, we completed the following, as further described in the condensed consolidated financial statements.

Financing Activity

On March 13, 2020, we obtained a construction loan of $22.5 million (amount based on the exchange rate of the euro at the date of the loan) for a student housing development project in Barcelona, Spain. The loan is comprised of four tranches with a weighted average variable interest rate of 2.1% as of March 31, 2020. Interest only payments are due on outstanding draws through its scheduled maturity date of December 2023. A total of $16.8 million was drawn on the loan as of March 31, 2020 (Note 9).

Consolidated Results

(in thousands)

	Three Months Ended March 31,
	2020	2019
Total revenues	$42,880	$50,294
Net (loss) income attributable to CPA:18 – Global	(8,180)	14,827

Cash distributions paid	22,745	22,264

Net cash provided by operating activities	22,808	21,859
Net cash used in investing activities	(45,158)	(20,926)
Net cash used in financing activities	(5,758)	(29,531)

Supplemental financial measures (a):
FFO attributable to CPA:18 – Global	5,024	16,428
MFFO attributable to CPA:18 – Global	18,520	15,676
Adjusted MFFO attributable to CPA:18 – Global	17,641	16,018
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

Revenues and Net (Loss) Income Attributable to CPA:18 – Global

Total revenues decreased for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the write-off of straight-line rent receivables based on our current assessment of less than 75% likelihood of collecting all remaining contractual rent on certain net lease hotels (Note 2).

During the current year period we recognized a Net loss attributable to CPA:18 – Global as compared to net income in the prior year period, primarily due to the gains on sale of real estate recognized during the prior year period, the straight-line rent write-offs as noted above, and the losses incurred during the three months ended March 31, 2020 relating to the allowance for credit losses recognized in accordance with ASU 2016-13 (Note 2) and loss as a result of the Ghana VAT receivable write-off (Note 4). These decreases were partially offset by a decrease in interest expense due to the refinancings and dispositions of encumbered properties subsequent to the three months ended March 31, 2019 and increased capitalized interest on our student housing development projects, the collection of back rents during the current year period relating to a lease restructure during the second quarter of 2019 with our tenant, Fortenova (formerly Agrokor), and termination income received for one of our properties during the three months ended March 31, 2020.

CPA:18 – Global 3/31/2020 10-Q – 30

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO decreased $11.4 million for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the write-off of straight-line rent (based on our current assessment of less than 75% likelihood of collecting all remaining contractual rent on certain net lease hotels) and the losses incurred relating to the allowance for credit losses and Ghana VAT receivable write-off as noted above. These decreases were partially offset by a reduction in interest expense as noted above, an increase in operating property revenues primarily from higher occupancies at our student housing and self-storage properties, and a deferred tax benefit resulting from straight-line rent receivable write-offs.

MFFO and Adjusted MFFO increased $2.8 million and $1.6 million, respectively for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the decrease in interest expense and increase in operating revenues as noted above, as well as the collection of back rents relating to a lease restructure during the second quarter of 2019, and termination income received for one of our properties during the three months ended March 31, 2020. These increases were partially offset by a decrease in interest income due to the Mills Fleet mezzanine loan repayment in April 2019.

CPA:18 – Global 3/31/2020 10-Q – 31

Portfolio Overview

We hold a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We make investments both domestically and internationally. In addition, our portfolio includes self-storage and student housing properties for the periods presented below. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various jointly owned net-leased and operating investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	March 31, 2020	December 31, 2019
Number of net-leased properties	47	47
Number of operating properties (a)	70	70
Number of development projects	12	12
Number of tenants (net-leased properties)	65	61
Total portfolio square footage (in thousands)	15,133	15,130
Occupancy — (net-leased properties)	98.6%	99.4%
Weighted-average lease term (net-leased properties in years)	9.4	9.4
Number of countries	12	12
Total assets (consolidated basis in thousands)	$2,149,544	$2,234,803
Net investments in real estate (consolidated basis in thousands)	1,902,350	1,946,720
Debt, net — pro rata (in thousands)	1,110,028	1,126,326

	Three Months Ended March 31,
(dollars in thousands, except exchange rates)	2020	2019
Acquisition volume — consolidated (b)	$—	$29,736
Acquisition volume — pro rata (c)	—	29,736
Financing obtained — consolidated	24,982	4,229
Financing obtained — pro rata	24,164	6,359
Average U.S. dollar/euro exchange rate	1.1020	1.1356
Average U.S. dollar/Norwegian krone exchange rate	0.1058	0.1166
Average U.S. dollar/British pound sterling exchange rate	1.2808	1.3013
Change in the U.S. CPI (d)	0.4%	1.2%
Change in the Netherlands CPI (d)	0.1%	1.3%
Change in the Norwegian CPI (d)	(0.1)%	0.5%
__________

(a)	As of March 31, 2020, our operating portfolio consisted of 68 self-storage properties and two student housing operating properties, all of which are managed by third parties.

(b)
Comprised of development project transactions and related budget amendments, which are reflected as the total commitment for the development project funding, and excludes investments in unconsolidated joint ventures.

(c)
Comprised of development project transactions and related budget amendments, which are reflected as the total commitment for the development project funding, and includes investments in unconsolidated joint ventures, which include our equity investment in real estate (Note 4).

(d)
Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI, Netherlands CPI, Norwegian CPI, or other similar indices in the jurisdictions where the properties are located.

CPA:18 – Global 3/31/2020 10-Q – 32

The tables below present information about our portfolio on a pro rata basis as of and for the period ended March 31, 2020. See Terms and Definitions below for a description of Pro Rata Metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI	Percent
Net-Leased
Office	$9,646	30%
Hospitality	3,396	10%
Warehouse	3,272	10%
Industrial	2,034	6%
Retail	1,911	6%
Residential	279	1%
Net-Leased Total	20,538	63%

Operating
Self storage	9,838	31%
Other operating properties	2,034	6%
Operating Total	11,872	37%
Total	$32,410	100%

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI	Percent
United States
South	$7,495	23%
Midwest	5,463	17%
West	3,144	10%
East	2,396	7%
U.S. Total	18,498	57%

International
Norway	2,525	8%
Germany	2,356	7%
The Netherlands	2,342	7%
United Kingdom	2,034	6%
Mauritius	1,244	4%
Poland	1,082	3%
Croatia	831	3%
Canada	629	2%
Slovakia	590	2%
Spain	279	1%
International Total	13,912	43%
Total	$32,410	100%

CPA:18 – Global 3/31/2020 10-Q – 33

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Fentonir Trading & Investments Limited (a)	Hospitality	Hotel and Leisure	Munich and Stuttgart, Germany	$1,794	6%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging and Glass	University Park, Illinois	1,553	5%
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	1,418	4%
Albion Resorts (Club Med) (a)	Hospitality	Hotel and Leisure	Albion, Mauritius	1,244	4%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	1,082	3%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	986	3%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	965	3%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	873	3%
Belk, Inc.	Warehouse	Retail	Jonesville, South Carolina	821	3%
COOP Ost SA(a)	Retail	Grocery	Oslo, Norway	745	2%
Total				$11,481	36%
__________

(a)	Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

CPA:18 – Global 3/31/2020 10-Q – 34

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of March 31, 2020. See Terms and Definitions below for a description of Pro Rata Metrics, Stabilized NOI and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Hotel and Leisure	$14,278	16%
Banking	10,352	12%
Grocery	6,250	7%
Containers, Packaging, and Glass	6,213	7%
Insurance	4,849	6%
Capital Equipment	4,546	6%
Utilities: Electric	3,910	4%
Retail	3,700	4%
Metals and Mining	3,683	4%
Oil and Gas	3,666	4%
Sovereign and Public Finance	3,547	4%
Advertising, Printing, and Publishing	3,440	4%
High Tech Industries	3,109	4%
Business Services	2,925	3%
Healthcare and Pharmaceuticals	2,574	3%
Automotive	1,984	2%
Construction and Building	1,521	2%
Residential	1,380	2%
Non-Durable Consumer Goods	1,262	1%
Telecommunications	1,094	1%
Electricity	1,073	1%
Wholesale	1,049	1%
Cargo Transportation	977	1%
Other (a)	398	1%
Total	$87,780	100%
__________

(a)	Includes ABR from tenants in the following industries: environmental industries, durable consumer goods, and consumer services.

CPA:18 – Global 3/31/2020 10-Q – 35

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
Remaining 2020	1	$2	—%
2021	2	868	1%
2022	2	110	—%
2023	11	14,165	16%
2024	16	5,243	6%
2025	6	4,312	5%
2026	5	7,478	9%
2027	6	6,027	7%
2028	4	5,310	6%
2029	3	8,958	10%
2030	2	3,961	4%
2031	4	4,963	6%
2032	5	8,440	10%
Thereafter (>2032)	11	17,943	20%
Total	78	$87,780	100%
__________

(a)	Assumes tenant does not exercise renewal option.

Lease Composition and Leasing Activities

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices, or percentage rents. As of March 31, 2020, approximately 49.4% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 49.0% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 1.7% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents are insignificant for the periods presented.

CPA:18 – Global 3/31/2020 10-Q – 36

Operating Properties

As of March 31, 2020, our operating portfolio consisted of 68 self-storage properties and two student housing operating properties. As of March 31, 2020, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	21	1,779
Texas	12	843
California	10	860
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington, D.C.	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	65	4,963
Canada	3	317
United Kingdom	2	215
International Total	5	532
Total	70	5,495

CPA:18 – Global 3/31/2020 10-Q – 37

Development Projects

As of March 31, 2020, we had the following 12 consolidated student housing development projects, including joint ventures, which remain under construction (dollars in thousands):

Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b) (c)	Amount Funded (b) (c)	Estimated Completion Date
Austin, Texas	90.0%	1	185,720	$74,469	$55,807	Q3 2020
San Sebastian, Spain (d)	100.0%	1	126,075	33,157	22,846	Q3 2020
Barcelona, Spain (d)	100.0%	3	77,504	28,744	22,311	Q3 2020
Malaga, Spain (d)	100.0%	2	230,329	38,167	15,707	Q4 2020
Porto, Portugal (d)	98.5%	1	102,112	22,389	8,909	Q4 2020
Coimbra, Portugal (d)	98.5%	1	135,076	24,206	10,931	Q1 2021
Bilbao, Spain (d)	100.0%	1	179,279	48,444	11,135	Q3 2021
Seville, Spain (d)	75.0%	1	163,477	40,320	15,690	Q3 2021
Pamplona, Spain (d)	100.0%	1	91,363	27,369	9,811	Q3 2021
Swansea, United Kingdom (e)	97.0%	1	176,496	62,788	27,849	Q3 2022
Valencia, Spain (d)	98.7%	1	100,423	24,577	7,093	Q3 2022
Granada, Spain (d)	98.5%	1	75,557	21,204	4,448	Q3 2022
		15	1,643,411	$445,834	212,537
Third-party contributions (f)					(7,101)
Total					$205,436
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)	Amounts related to our 11 international development projects are denominated in a foreign currency. For these projects, amounts are based on their respective exchange rates as of March 31, 2020.

(c)
Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees paid to our Advisor, which are all included in Real estate under construction on our condensed consolidated balance sheets.

(d)	Included as part of an agreement with a third-party to become a net-leased property upon completion of construction.

(e)	Amount funded for the project includes a $6.8 million right-of-use land lease asset that is included in In-place lease and other intangible assets on our condensed consolidated balance sheets.

(f)	Amount represents the funds contributed from our joint-venture partners.

CPA:18 – Global 3/31/2020 10-Q – 38

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method (“Pro Rata Metrics”). We have a number of investments in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net (loss) income from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, adjusted for collectibility as determined by GAAP, and reflects exchange rates as of March 31, 2020. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

NOI — Net operating income (“NOI”) is a non-GAAP measure intended to reflect the performance of our entire portfolio of properties. We define NOI as rental revenues less non-reimbursable property expenses as determined by GAAP. We believe that NOI is a helpful measure that both investors and management can use to evaluate the financial performance of our properties and it allows for comparison of our portfolio performance between periods and to other REITs. While we believe that NOI is a useful supplemental measure, it should not be considered as an alternative to Net (loss) income as an indication of our operating performance.

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

Stabilized NOI is adjusted for corporate expenses, such as asset management fees and the Available Cash Distributions to our Advisor (Note 3), as well as other gains and (losses) that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance. Additionally, non-cash adjustments (such as straight-line rent adjustments) and interest income related to our notes receivable (which is non-property related) are not included in Stabilized NOI. Lastly, non-core income is excluded from Stabilized NOI as this income is generally not recurring in nature.

We believe that Stabilized NOI is a helpful measure that both investors and management can use to evaluate the financial performance of our properties and it allows for comparison of our portfolio performance between periods and to other REITs. While we believe that Stabilized NOI is a useful supplemental measure, it should not be considered as an alternative to Net (loss) income as an indication of our operating performance.

CPA:18 – Global 3/31/2020 10-Q – 39

Reconciliation of Net (Loss) Income (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (Loss) Income (GAAP)	$(5,569)	$19,673
Adjustments:
Depreciation and amortization	14,530	15,372
Allowance for credit losses	4,865	—
Interest expense	10,489	12,357
Other gains and (losses)	2,072	(172)
Equity in losses of equity method investment in real estate	54	648
Gain on sale of real estate, net	—	(15,408)
Benefit from (provision for) income taxes	(394)	924
NOI related to noncontrolling interests (1)	(2,985)	(3,095)
NOI related to equity method investment in real estate (2)	630	139
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$23,692	$30,438

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(2,611)	$(4,846)
Depreciation and amortization	(1,534)	(1,610)
Interest expense	(1,134)	(1,256)
Other gains and (losses)	341	(110)
Gain on sale of real estate, net	—	2,874
Benefit from income taxes	37	5
Available Cash Distributions to a related party (Note 3)	1,916	1,848
NOI related to noncontrolling interests	$(2,985)	$(3,095)

(2) NOI related to equity method investment in real estate:
Equity in losses of equity method investment in real estate (GAAP)	$(54)	$(648)
Depreciation and amortization	208	313
Interest expense	458	441
Other gains and (losses)	5	(6)
Benefit from income taxes	13	39
NOI related to equity method investment in real estate	$630	$139

CPA:18 – Global 3/31/2020 10-Q – 40

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Three Months Ended March 31,
	2020	2019
Net-leased	$20,538	$21,784
Self storage	9,838	9,100
Other operating properties	2,034	—
Stabilized NOI	32,410	30,884
Other NOI:
Straight-line rent adjustments (a)	(5,807)	974
Corporate (b)	(5,110)	(5,111)
Non-core income (c)	1,538	—
Notes receivable	710	1,832
Disposed properties	(22)	303
	23,719	28,882
Build-to-Suit and Development Projects (d)	(27)	(94)
Recently-opened operating properties (e)	—	1,650
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$23,692	$30,438
_________

(a)	The three months ended March 31, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2).

(b)
Includes expenses such as asset management fees, the Available Cash Distributions to our Advisor, as well as other gains and (losses) that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance.

(c)	Includes NOI related to back rents collected from tenants that were previously reserved in prior periods as well as termination income received.

(d)
The three months ended March 31, 2020 includes NOI for our ongoing student housing development projects. The three months ended March 31, 2019, includes NOI for a student housing development project that was placed into service during the third quarter of 2019. Refer to the Development Projects table above for a listing of all current projects.

(e)
The three months ended March 31, 2019 includes NOI for the student housing operating properties located in Portsmouth and Cardiff, United Kingdom, which were completed during the third quarter of 2018, as well as phases of the Canadian self-storage properties that were placed into service during the year ended December 31, 2018.

CPA:18 – Global 3/31/2020 10-Q – 41

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

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net (loss) income attributable to CPA:18 – Global (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Existing Net-Leased Properties
Lease revenues	$22,016	$30,009	$(7,993)
Depreciation and amortization	(10,668)	(11,170)	502
Reimbursable tenant costs	(3,128)	(3,923)	795
Property expenses	(2,020)	(1,599)	(421)
Property level contribution	6,200	13,317	(7,117)
Recently Net-Leased Student Housing Properties
Lease revenues	345	—	345
Depreciation and amortization	(68)	—	(68)
Property expenses	(62)	—	(62)
Property level contribution	215	—	215
Existing Operating Properties
Operating property revenues	18,100	17,106	994
Operating property expenses	(6,724)	(6,408)	(316)
Depreciation and amortization	(3,794)	(3,836)	42
Property level contribution	7,582	6,862	720
Properties Sold, Held for Sale, or Transferred
Lease revenues	—	905	(905)
Operating property revenues	—	355	(355)
Depreciation and amortization	—	(366)	366
Reimbursable tenant costs	—	(101)	101
Property expenses	—	(184)	184
Operating property expenses	—	(58)	58
Property level contribution	—	551	(551)
Property Level Contribution	13,997	20,730	(6,733)
Add other income:
Interest income and other	2,419	1,919	500
Less other expenses:
Allowance for credit losses	(4,865)	—	(4,865)
Asset management fees	(3,002)	(2,868)	(134)
General and administrative	(1,897)	(1,759)	(138)
	6,652	18,022	(11,370)
Other Income and Expenses
Interest expense	(10,489)	(12,357)	1,868
Other gains and (losses)	(2,072)	172	(2,244)
Equity in losses of equity method investment in real estate	(54)	(648)	594
Gain on sale of real estate, net	—	15,408	(15,408)
	(12,615)	2,575	(15,190)
(Loss) income before income taxes	(5,963)	20,597	(26,560)
Benefit from (provision for) income taxes	394	(924)	1,318
Net (Loss) Income	(5,569)	19,673	(25,242)
Net income attributable to noncontrolling interests	(2,611)	(4,846)	2,235
Net (Loss) Income Attributable to CPA:18 – Global	$(8,180)	$14,827	$(23,007)

CPA:18 – Global 3/31/2020 10-Q – 42

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses, reimbursable tenant costs, and depreciation and amortization. Reimbursable tenant costs (revenues) are included within Lease revenues in the condensed consolidated statements of operations. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net (loss) income attributable to CPA:18 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2019 and were not sold during the periods presented. For the periods presented, there were 46 existing net-leased properties.

For the three months ended March 31, 2020 as compared to the same period in 2019, property level contribution from existing net-leased properties decreased, primarily due to a $7.0 million write-off of straight-line rent receivables based on our current assessment of less than 75% likelihood of collecting all remaining contractual rent on certain net lease hotels during the current year period (Note 2).

Recently Net-Leased Student Housing Properties

Recently net-leased student housing properties are those we placed into service subsequent to December 31, 2018 or remain under construction as a development project. For the periods presented, there were 11 recently net-leased student housing properties, which is comprised of a student housing property placed into service during the third quarter of 2019, and 10 ongoing student housing development projects.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2019 and were not sold during the periods presented. For the periods presented, there were 67 existing operating properties, which excludes two student housing development projects currently under construction.

For the three months ended March 31, 2020 as compared to the same period in 2019, property level contribution from existing operating properties increased by $0.7 million, primarily due to increased occupancy at our student housing and self-storage operating properties.

Properties Sold, Held for Sale, or Transferred

During 2019, we sold 11 properties in our United Kingdom net lease portfolio, as well as our last multi-family residential property located in Fort Walton Beach, Florida. During the three months ended March 31, 2019 we recognized gains on sale of real estate, as further described below.

Interest Income and Other

For the three months ended March 31, 2020 as compared to the same period in 2019, interest income and other increased $0.5 million, primarily due to $0.8 million in back rents collected in 2020 relating to a lease restructuring during the second quarter of 2019 with our tenant, Fortenova (formerly Agrokor), and $0.8 million in lease termination income recognized during the three months ended March 31, 2020. This was partially offset by a $1.1 million decrease in interest income due to the Mills Fleet mezzanine loan repayment in April 2019.

Allowance for Credit Losses

In accordance with our adoption of ASU 2016-13 (Note 2), we recorded an allowance for credit losses due to changes in expected economic conditions relating to a net investment in direct financing lease during the three months ended March 31, 2020 (Note 5).

CPA:18 – Global 3/31/2020 10-Q – 43

Asset Management Fees

Our advisor is entitled to an annual asset management fee, which is further described in Note 3.

Other Income and Expenses

Interest Expense

Our interest expense is directly impacted by the mortgage financings obtained, assumed, or extinguished in connection with our investing and disposition activity (Note 9).

For the three months ended March 31, 2020 as compared to the same period in 2019, interest expense decreased by $1.9 million primarily due to refinancing of construction loans during the fourth quarter of 2019, as well as a decrease in total debt primarily related to the sale of encumbered properties during the year ended 2019. Our average outstanding debt balance was $1.1 billion and $1.2 billion during the three months ended March 31, 2020, and 2019 respectively, with a weighted-average annual interest rate of 4.0% and 4.4%, respectively.

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

For the three months ended March 31, 2020 as compared to the same period in 2019, net other gains and (losses) decreased by $2.2 million, primarily due to a $2.8 million loss recognized for the Ghana VAT receivable write-off as collectibility was no longer deemed probable (Note 4), partially offset by $0.6 million increase due to foreign currency transaction gains being recognized during the three months ended March 31, 2020 (compared to losses in 2019), related to our international investments, primarily related to our short-term intercompany loans as described above.

Equity in Losses of Equity Method Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for the development of three self-storage facilities in Canada.

For the three months ended March 31, 2020, as compared to the same period in 2019, equity in losses of equity method investment in real estate increased by $0.6 million primarily due an increase in operating revenues as occupancy rates increased, as well as a reduction to real estate tax expenses during the first quarter 2020.

Gain on Sale of Real Estate, Net

During the three months ended March 31, 2019, we sold our last domestic multi-family residential property, located in Fort Walton Beach, Florida, and a retail building located in Edinburgh, United Kingdom for total proceeds of $17.4 million, net of selling costs, and recorded an aggregate gain on sale of $16.6 million (which includes a $2.9 million gain attributable to noncontrolling interest). The gains on sale of real estate recognized for these dispositions were partially offset by the $1.1 million of disposition fees incurred during the three months ended March 31, 2019 in connection with certain 2018 and 2019 dispositions (Note 3).

CPA:18 – Global 3/31/2020 10-Q – 44

Benefit from (Provision for) Income Taxes

Our net benefit from (provision for) income taxes is primarily related to our international properties.

For the three months ended March 31, 2020, we recorded a benefit from income taxes of $0.4 million, as compared to a provision for income taxes of $0.9 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, the benefit from income taxes recognized is primarily due to a deferred tax benefit of $1.0 million resulting from straight-line rent receivable write-offs based on our current assessment of less than 75% likelihood of collecting all remaining contractual rent on certain net lease hotels (Note 2), offset by a current tax provision of $0.4 million at one of our properties primarily due to termination income received during the current period.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2020 compared to the same period in 2019, net income attributable to noncontrolling interests decreased by $2.2 million, primarily due to the gain on sale of our joint venture real estate disposal during the three months ended March 31, 2019.

Liquidity and Capital Resources

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand and cash flow from operations. We may also use proceeds from financings and asset sales to fund development projects, build-to-suit investments, and short-term cash requirements.

Our liquidity would be adversely affected by unanticipated costs, greater-than-anticipated operating expenses, and the adverse impact of COVID-19, such as tenants not paying rental obligations. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. We may also decide to pay all asset management fees to our Advisor in shares (which effective April 1, 2020, our Advisor elected to receive all of the asset management fees in shares of our Class A common stock). Our Advisor may provide us with a loan facility at its discretion. In addition, we may incur indebtedness by refinancing debt on existing properties, or arrange for the leveraging of any previously unfinanced property.

Sources and Uses of Cash During the Period

Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of funding for our build-to-suit and development projects; the timing of the receipt of proceeds from, and the repayment of, non-recourse secured debt, and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse secured debt, sales of assets, and distributions reinvested in our common stock through our DRIP to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased $0.9 million during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the collection of back rents in 2020 related to a lease restructure during the second quarter of 2019 and termination income received during the current year period.

Investing Activities — Our investing activities are generally comprised of funding of development projects, payment of deferred acquisition fees to our Advisor for asset acquisitions, and capitalized property-related costs.

Net cash used in investing activities totaled $45.2 million for the three months ended March 31, 2020 primarily due to $38.1 million used to fund construction costs of our development projects (Note 4), $3.6 million of VAT paid in connection with construction funding, and $3.1 million for capital expenditures on our owned real estate.

CPA:18 – Global 3/31/2020 10-Q – 45

Financing Activities — Net cash used in financing activities totaled $5.8 million for the three months ended March 31, 2020. This was primarily due to cash outflows of $22.7 million related to distributions paid to our stockholders, $8.2 million for the repurchase of shares of our common stock pursuant to our redemption program described below, $7.5 million for scheduled payments and prepayments of mortgage loan principal, and $3.4 million for distributions to noncontrolling interests. These cash outflows were primarily offset by $25.1 million from non-recourse mortgage financings (Note 9), $10.4 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP, and $0.6 million of contributions from noncontrolling interests.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. For the three months ended March 31, 2020, we declared distributions to stockholders of $22.8 million, which were comprised of $11.9 million of cash distributions and $10.9 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through March 31, 2020, we have declared distributions to stockholders totaling $503.6 million, which were comprised of cash distributions of $245.2 million and $258.4 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Since inception, the regular quarterly cash distributions that we pay have principally been covered by FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 22.0% (which includes a non-cash allowance for credit loss of $4.9 million and straight-line rent write-offs of $7.0 million (Note 2)) of total distributions declared for the three months ended March 31, 2020. Our distribution coverage using FFO (excluding the non-cash allowance for credit loss and straight-line rent write-offs) was approximately 73.8% of total distributions declared for the three months ended March 31, 2020. We funded 99.8% of total distributions declared for the three months ended March 31, 2020 from Net cash provided by operating activities, while the remainder was funded from other investing and financing cash flows.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. For the three months ended March 31, 2020, we received requests to redeem 682,991 and 264,268 shares of Class A and Class C common stock, respectively, comprised of 138 and 57 redemption requests, respectively, which we fulfilled at an average price of $8.58 per share for the Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received for the three months ended March 31, 2020. Except for redemptions sought in certain defined special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAVs. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs.

CPA:18 – Global 3/31/2020 10-Q – 46

Summary of Financing

The table below summarizes our non-recourse secured debt, net (dollars in thousands):

	March 31, 2020	December 31, 2019
Carrying Value (a)
Fixed rate	$921,584	$951,748
Variable rate:
Amount subject to interest rate swaps and caps	192,455	184,361
Amount subject to floating interest rate	69,343	65,804
	261,798	250,165
	$1,183,382	$1,201,913
Percent of Total Debt
Fixed rate	78%	79%
Variable rate	22%	21%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.0%	3.9%
Variable rate (b)	3.7%	3.8%
Total debt	3.9%	3.9%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $6.2 million and $5.8 million as of March 31, 2020 and December 31, 2019, respectively, and unamortized premium, net of $1.3 million and $2.1 million as of March 31, 2020 and December 31, 2019, respectively (Note 9).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

As of March 31, 2020, our cash resources consisted of cash and cash equivalents totaling $104.9 million. Of this amount, $15.7 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds. In addition, we had a restricted cash balance of $27.0 million primarily consisting of funds held in escrow per the terms of certain non-recourse mortgage loan agreements as well as the provisions set forth in our lease agreements with certain tenants. As of March 31, 2020, we had $23.8 million and $8.7 million available to borrow under our third-party and external joint-venture financing arrangements, respectively, primarily for funding of construction of certain development projects. Our cash resources may be used for future construction costs and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $186.8 million as of March 31, 2020, although there can be no assurance that we would be able to obtain financing for these properties.

Cash Requirements

During the next 12 months following the date of this Report, we expect that our cash requirements will include making payments to fund capital commitments such as development projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. Total principal payments of $114.1 million, including balloon payments totaling $104.6 million on our consolidated mortgage loan obligations, are due during the next 12 months.

CPA:18 – Global 3/31/2020 10-Q – 47

We believe we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through available cash and cash equivalents, restricted cash, cash received under net lease and operating lease agreements, and undrawn capacity under our construction loans. Additional sources of liquidity, if necessary, includes leveraging our unleveraged properties, asset sales, and paying all asset management fees to our Advisor in shares (which effective April 1, 2020, our Advisor elected to receive all of the asset management fees in shares of our Class A common stock). Our Advisor may also provide us with a line of credit at its discretion. Through the date of this Report, we received from tenants substantially all net lease contractual base rent that was due in the first quarter and 84% of net lease contractual base rent that was due in April. In addition, we wrote off $7.0 million in straight-line rent receivables based on our current assessment of less than 75% likelihood of collecting all remaining contractual rent on certain net lease hotels. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent.

The extent to which COVID-19 impacts our liquidity and debt covenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and actions taken to contain COVID-19 or treat its impact, among others. The potential impact of COVID-19 on our tenants and properties could have a material adverse effect on our liquidity and debt covenants. Our liquidity would be adversely affected by unanticipated costs, greater-than-anticipated operating expenses, and the adverse impact of COVID-19.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) as of March 31, 2020 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,188,311	$114,057	$304,422	$512,528	$257,304
Capital commitments (b)	238,001	188,888	49,113	—	—
Interest on borrowings	178,129	45,285	74,913	45,198	12,733
External joint venture loans, including interest (c)	6,517	316	633	633	4,935
Deferred acquisition fees (d)	2,925	2,730	195	—	—
	$1,613,883	$351,276	$429,276	$558,359	$274,972
__________

(a)
Represents the non-recourse secured debt, net that we obtained in connection with our investments and excludes $6.2 million of deferred financing costs and $1.3 million of unamortized premium, net (Note 9).

(b)
Capital commitments is comprised of estimated construction funding for our current development projects totaling $233.3 million (Note 4), $3.7 million of outstanding commitments on development projects that have been placed into service, and $1.0 million of tenant improvement allowances at certain properties.

(c)	Comprised of loans and related interest from our joint venture partners to the jointly owned investments that we consolidate (Note 3).

(d)
Represents deferred acquisition fees and related interest due to our Advisor as a result of our acquisitions (Note 3). These fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2020, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. As of March 31, 2020, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA:18 – Global 3/31/2020 10-Q – 48

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

CPA:18 – Global 3/31/2020 10-Q – 49

complete and the proceeds are invested. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Traded REITs: Modified Funds from Operations (the “Practice Guideline”), issued in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; amounts relating to straight-line rents and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP basis to a cash accrual basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and after adjustments for consolidated and unconsolidated partnerships and jointly owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments, are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above and is adjusted for certain items, such as accretion of discounts and amortizations of premiums on borrowings (as such adjustments are comparable to the permitted adjustments for debt investments), allowance for credit losses, non-cash accretion of environmental liabilities and amortization of right-of-use assets, which management believes is helpful in assessing our operating performance.

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

CPA:18 – Global 3/31/2020 10-Q – 50

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to CPA:18 – Global	$(8,180)	$14,827
Adjustments:
Depreciation and amortization of real property	14,530	15,456
Gain on sale of real estate, net	—	(15,408)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO (a)	(1,534)	1,240
Proportionate share of adjustments to equity in net income of partially owned entities	208	313
Total adjustments	13,204	1,601
FFO (as defined by NAREIT) attributable to CPA:18 – Global	5,024	16,428
Adjustments:
Straight-line and other rent adjustments (b)	6,183	(1,047)
Allowance for credit losses (c)	4,865	—
Other (gains) and losses (d) (e)	2,284	(17)
Amortization of premiums and discounts	242	374
Above and below market rent intangible lease amortization, net (f)	(175)	(85)
Other amortization and non-cash items	80	—
Proportionate share of adjustments for noncontrolling interests	12	23
Proportionate share of adjustments for partially owned entities	5	—
Total adjustments	13,496	(752)
MFFO attributable to CPA:18 – Global	18,520	15,676
Adjustments:
Tax expense, deferred	(1,364)	(36)
Hedging gains	485	378
Total adjustments	(879)	342
Adjusted MFFO attributable to CPA:18 – Global	$17,641	$16,018
__________

(a)	The three months ended March 31, 2019 includes a gain on sale with regard to our joint venture real estate disposal.

(b)
Amount for the three months ended March 31, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2). Under GAAP, rental receipts are recorded on a straight-line basis over the life of the lease. This may result in timing of income recognition that is significantly different than on an accrual basis.

(c)	In accordance with our adoption of ASU 2016-13 on January 1, 2020, we recorded an allowance for credit loss during the three months ended March 31, 2020 (Note 5).

(d)
Primarily comprised of gains and losses from foreign currency movements, gains and losses on derivatives, and loss on extinguishment of debt. The three months ended March 31, 2020 includes a $2.8 million loss to write-off the VAT receivable at Ghana as collectibility was no longer deemed probable.

(e)
At September 30, 2019, we aggregated loss on extinguishment of debt and realized (gains) and losses on foreign currency (both of which were previously disclosed as separate MFFO adjustment line items), as well as certain other adjustments, within this line item, which is comprised of adjustments related to Other gains and (losses) on our condensed consolidated statements of operations. Prior period amounts have been reclassified to conform to current period presentation.

(f)
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

CPA:18 – Global 3/31/2020 10-Q – 51

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market and Credit Risk

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

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. Aside from the impact of COVID-19, discussed below, there have been no material changes in our concentration of credit risk from what was disclosed in the 2019 Annual Report.

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and to trigger a period of global economic slowdown with no known duration. At March 31, 2020, our net-lease portfolio (which excludes operating properties) had the following concentrations for property types with heightened risk as a result of the COVID-19 pandemic, based on the percentage of our ABR as of that date:

•	16.3% related to hotel and leisure properties;

•	5.4% related to retail facilities (primarily from convenience and wholesale stores);

•	4.2% related to oil and gas;

•	3.9% related to advertising, printing, and publishing;

•	2.3% related to automotive; and

•	1.6% related to student housing (net lease) properties;

Our operating properties portfolio had a concentration of 6.0% (based on Stabilized NOI) in student housing properties which has heightened risk due to the impact of the COVID-19 pandemic on the individual students from which we earn student housing revenue.

There may be an impact across all industries and geographic regions in which our tenants operate as a result of COVID-19. Given the significant uncertainty around the duration and severity of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent.

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

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and notes receivable investment are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled (if we do not choose to repay the debt when due). Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

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

CPA:18 – Global 3/31/2020 10-Q – 52

As of March 31, 2020, a significant portion (approximately 94.1%) of our outstanding debt either bore interest at fixed rates, or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2020, each of the next four calendar years following December 31, 2020, and thereafter, based upon expected maturity dates of our debt obligations outstanding as of March 31, 2020 (in thousands):

	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total	Fair value
Fixed-rate debt (a)	$52,573	$106,792	$98,839	$152,694	$176,101	$340,521	$927,520	$927,752
Variable rate debt (a)	$7,113	$45,187	$90,369	$51,222	$22,234	$44,666	$260,791	$268,960
__________

(a)	Amounts are based on the exchange rate as of March 31, 2020, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which either have effectively been converted to a fixed rate through the use of interest rate swaps) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of March 31, 2020 by an aggregate increase of $34.7 million or an aggregate decrease of $39.6 million, respectively. Annual interest expense on our unhedged variable-rate debt as of March 31, 2020 would increase or decrease by $0.7 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates as of March 31, 2020, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and, as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our foreign investments through the first quarter of 2020 were conducted in these currencies, we may conduct business in other currencies in the future. Volatile market conditions arising from the spread of COVID-19 may result in significant fluctuations in foreign currency exchange rates. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future lease payments to be received, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2020 during the remainder of 2020, each of the next four calendar years following December 31, 2020, and thereafter, are as follows (in thousands):

Lease Revenues (a) (b)	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total
Euro (c)	$35,421	$47,322	$45,100	$42,253	$39,163	$327,858	$537,117
Norwegian krone (d)	7,649	9,683	9,338	9,338	6,702	26,589	69,299
	$43,070	$57,005	$54,438	$51,591	$45,865	$354,447	$606,416

CPA:18 – Global 3/31/2020 10-Q – 53

Scheduled debt service payments (principal and interest) for mortgage notes for our foreign operations as of March 31, 2020, during the remainder of 2020, each of the next four calendar years following December 31, 2020, and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total
Euro (c)	$55,797	$72,247	$49,032	$82,797	$71,257	$11,987	$343,117
Norwegian krone (d)	4,893	38,970	3,394	3,394	3,394	85,575	139,620
British pound sterling (b)	1,614	2,151	75,179	—	—	—	78,944
	$62,304	$113,368	$127,605	$86,191	$74,651	$97,562	$561,681
__________

(a)
Amounts are based on the applicable exchange rates as of March 31, 2020. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
The revenues generated from our student housing operating properties located in the United Kingdom are excluded, as they do not meet the criteria of non-cancelable operating leases. We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of March 31, 2020 of $0.8 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of March 31, 2020 of $1.9 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of March 31, 2020 of $0.7 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding as of March 31, 2020.

CPA:18 – Global 3/31/2020 10-Q – 54

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2020 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 3/31/2020 10-Q – 55

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2019 Annual Report.

We face risks related to the recent spread of the novel coronavirus (“COVID-19”), which could have a material adverse impact on our business, financial condition, NAVs, liquidity, results of operations, and prospects.

We face risks related to the global spread of COVID-19, which has been declared to be a pandemic by the World Health Organization. Risks related to COVID-19 have begun (and may continue) to adversely affect global, national, and local economies and the global financial markets, including the global debt and equity capital markets, which have begun (and are likely to continue) to experience significant volatility, leading to an economic downturn and record unemployment levels that could adversely affect our and has adversely affected our tenants’ respective businesses, financial condition, liquidity, results of operations, and prospects, as well as our NAVs. We can give no assurance that we will be able to maintain dividend levels or continue our redemption program.

We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it will impact our tenants and properties. Our Advisor continues to actively engage in discussions with our tenants and with the third-party managers of our operating properties regarding the impact of COVID-19 on their business operations, liquidity, ability to pay rent and other payments due to us and other parties, and their financial position. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding historical rent collections should not serve as an indication of expected future rent collections.

It is likely that the COVID-19 pandemic will continue to cause severe economic, market, and other disruptions worldwide. We cannot assure you that conditions in the bank lending and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to sources of funding and ability to meet our financial covenants will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals, or refinancings. In addition, the deterioration of global economic conditions as a result of the pandemic is likely to negatively impact our tenants.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and actions taken to contain COVID-19 or treat its impact, among others. The potential impact of COVID-19 on our tenants and properties could have a material adverse effect on our business, financial condition (including our ability to maintain dividends and redemption program), NAVs, liquidity, results of operations, and prospects.

CPA:18 – Global 3/31/2020 10-Q – 56

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2020, we issued 169,045 shares of our Class A common stock to our Advisor as consideration for asset management fees, which were issued at our most recently published NAV at the date of issuance. The shares issued for January and February 2020 (110,843 shares) were based on the NAV as of September 30, 2019 ($8.67), and the shares issued in March 2020 (58,202 shares) were based on the NAV as of December 31, 2019 ($8.94). In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended March 31, 2020:

	Class A		Class C
2020 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
January 1-31	—	$—	—	$—	N/A	N/A
February 1-29	—	—	—	—	N/A	N/A
March 1-31	682,991	8.58	264,268	8.58	N/A	N/A
Total	682,991		264,268
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended March 31, 2020, we received 138 and 57 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the three months ended March 31, 2020. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published NAVs.

CPA:18 – Global 3/31/2020 10-Q – 57

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1
Second Amendment to Amended and Restated Advisory Agreement, dated as of May 11, 2020, among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp
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

CPA:18 – Global 3/31/2020 10-Q – 58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	May 12, 2020
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	May 12, 2020
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

CPA:18 – Global 3/31/2020 10-Q – 59

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1
Second Amendment to Amended and Restated Advisory Agreement, dated as of May 11, 2020, among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp
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