Form 10-Q
period 2020-06-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2020-08-11
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________

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

Registrant has 118,756,873 shares of Class A common stock, $0.001 par value, and 32,466,931 shares of Class C common stock, $0.001 par value, outstanding at August 7, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws.

These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impacts of the novel coronavirus (“COVID-19”) pandemic on our business, tenants, and prospects; the timing of any future liquidity event; underlying assumptions about our portfolio, including our expectations regarding tenant rent collections, credit quality and bankruptcies, as well as the estimated fair values of our investments and properties; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and other regulatory activity.

CPA:18 – Global 6/30/2020 10-Q – 1

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to the effects of pandemics and global outbreaks of contagious diseases or the fear of such outbreaks (such as the current COVID-19 pandemic), could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations (“MFFO”), and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact our actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2019 (the “2019 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the condensed consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA:18 – Global 6/30/2020 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,185,638	$1,200,645
Operating real estate — Land, buildings and improvements	504,860	512,485
Real estate under construction	315,492	235,751
Net investments in direct financing leases	30,392	42,054
In-place lease and other intangible assets	280,096	284,097
Investments in real estate	2,316,478	2,275,032
Accumulated depreciation and amortization	(354,052)	(328,312)
Net investments in real estate	1,962,426	1,946,720
Cash and cash equivalents	70,750	144,148
Accounts receivable and other assets, net	140,593	143,935
Total assets (a)	$2,173,769	$2,234,803
Liabilities and Equity
Non-recourse secured debt, net	$1,207,475	$1,201,913
Accounts payable, accrued expenses and other liabilities	144,779	147,098
Due to affiliates	10,190	11,376
Distributions payable	8,809	22,745
Total liabilities (a)	1,371,253	1,383,132
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 118,259,860 and 117,179,578 shares, respectively, issued and outstanding	118	117
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 32,369,603 and 32,238,513 shares, respectively, issued and outstanding	32	32
Additional paid-in capital	1,331,025	1,319,584
Distributions and accumulated losses	(518,253)	(470,326)
Accumulated other comprehensive loss	(69,946)	(56,535)
Total stockholders’ equity	742,976	792,872
Noncontrolling interests	59,540	58,799
Total equity	802,516	851,671
Total liabilities and equity	$2,173,769	$2,234,803
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2020 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Lease revenues — net-leased	$26,167	$30,109	$48,528	$61,023
Lease revenues — operating real estate	16,508	17,297	34,451	34,562
Other operating and interest income	1,253	1,621	3,829	3,736
	43,928	49,027	86,808	99,321
Operating Expenses
Depreciation and amortization	14,660	17,180	29,190	32,552
Operating real estate expenses	6,540	6,615	13,264	13,081
Property expenses, excluding reimbursable tenant costs	3,958	4,896	9,042	9,547
Reimbursable tenant costs	3,468	3,230	6,596	7,254
General and administrative	1,956	2,100	3,853	3,859
Allowance for credit losses	—	—	4,865	—
	30,582	34,021	66,810	66,293
Other Income and Expenses
Interest expense	(10,354)	(12,044)	(20,843)	(24,401)
Other gains and (losses)	1,064	1,302	(1,008)	1,474
Equity in losses of equity method investment in real estate	(159)	(603)	(213)	(1,251)
Gain on sale of real estate, net	—	650	—	16,058
	(9,449)	(10,695)	(22,064)	(8,120)
Income (loss) before income taxes	3,897	4,311	(2,066)	24,908
(Provision for) benefit from income taxes	(1,558)	867	(1,164)	(57)
Net Income (Loss)	2,339	5,178	(3,230)	24,851
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,029, $2,105, $3,945, and $3,953, respectively)	(3,530)	(2,100)	(6,141)	(6,946)
Net (Loss) Income Attributable to CPA:18 – Global	$(1,191)	$3,078	$(9,371)	$17,905
Class A Common Stock
Net (loss) income attributable to CPA:18 – Global	$(922)	$2,442	$(7,321)	$14,095
Basic and diluted weighted-average shares outstanding	118,482,095	116,210,773	118,225,178	115,855,895
Basic and diluted (loss) earnings per share	$(0.01)	$0.02	$(0.06)	$0.12
Class C Common Stock
Net (loss) income attributable to CPA:18 – Global	$(269)	$636	$(2,050)	$3,810
Basic and diluted weighted-average shares outstanding	32,493,253	32,058,663	32,469,447	31,969,341
Basic and diluted (loss) earnings per share	$(0.01)	$0.02	$(0.06)	$0.12

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2020 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss)	$2,339	$5,178	$(3,230)	$24,851
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	12,306	3,658	(11,776)	(584)
Unrealized loss on derivative instruments	(944)	(1,971)	(2,767)	(2,209)
	11,362	1,687	(14,543)	(2,793)
Comprehensive Income (Loss)	13,701	6,865	(17,773)	22,058

Amounts Attributable to Noncontrolling Interests
Net income	(3,530)	(2,100)	(6,141)	(6,946)
Foreign currency translation adjustments	(1,396)	(331)	1,129	(173)
Unrealized loss on derivative instruments	—	—	3	—
Comprehensive income attributable to noncontrolling interests	(4,926)	(2,431)	(5,009)	(7,119)
Comprehensive Income (Loss) Attributable to CPA:18 – Global	$8,775	$4,434	$(22,782)	$14,939

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2020 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at April 1, 2020	117,627,430	$117	32,263,611	$32	$1,323,827	$(508,253)	$(79,912)	$735,811	$56,122	$791,933
Shares issued	937,611	1	289,651	—	10,933			10,934		10,934
Shares issued to affiliate	288,652	1			2,502			2,503		2,503
Distributions to noncontrolling interests								—	(1,508)	(1,508)
Distributions declared ($0.0625 and $0.0438 per share to Class A and Class C, respectively)						(8,809)		(8,809)		(8,809)
Net loss (income)						(1,191)		(1,191)	3,530	2,339
Other comprehensive income:
Foreign currency translation adjustments							10,910	10,910	1,396	12,306
Unrealized loss on derivative instruments							(944)	(944)		(944)
Repurchase of shares	(593,833)	(1)	(183,659)	—	(6,237)			(6,238)		(6,238)
Balance at June 30, 2020	118,259,860	$118	32,369,603	$32	$1,331,025	$(518,253)	$(69,946)	$742,976	$59,540	$802,516

Balance at April 1, 2019	115,444,107	$115	31,840,141	$32	$1,300,223	$(420,161)	$(54,915)	$825,294	$65,258	$890,552
Shares issued	959,968	1	294,171	—	10,949			10,950		10,950
Shares issued to affiliate	164,709	—			1,438			1,438		1,438
Distributions to noncontrolling interests								—	(4,605)	(4,605)
Distributions declared ($0.1563 and $0.1376 per share to Class A and Class C, respectively)						(22,539)		(22,539)		(22,539)
Net income						3,078		3,078	2,100	5,178
Other comprehensive income:
Foreign currency translation adjustments							3,327	3,327	331	3,658
Unrealized loss on derivative instruments							(1,971)	(1,971)		(1,971)
Repurchase of shares	(535,456)	(1)	(131,698)	—	(5,687)			(5,688)		(5,688)
Balance at June 30, 2019	116,033,328	$115	32,002,614	$32	$1,306,923	$(439,622)	$(53,559)	$813,889	$63,084	$876,973

CPA:18 – Global 6/30/2020 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2020	117,179,578	$117	32,238,513	$32	$1,319,584	$(470,326)	$(56,535)	$792,872	$58,799	$851,671
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Note 2)						(6,903)		(6,903)		(6,903)
Shares issued	1,903,909	2	580,538	—	21,871			21,873		21,873
Shares issued to affiliate	457,697	—			3,982			3,982		3,982
Contributions from noncontrolling interests								—	595	595
Distributions to noncontrolling interests								—	(4,863)	(4,863)
Distributions declared ($0.2188 and $0.1820 per share to Class A and Class C, respectively)						(31,653)		(31,653)		(31,653)
Net (loss) income						(9,371)		(9,371)	6,141	(3,230)
Other comprehensive loss:
Foreign currency translation adjustments							(10,647)	(10,647)	(1,129)	(11,776)
Unrealized loss on derivative instruments							(2,764)	(2,764)	(3)	(2,767)
Repurchase of shares	(1,281,324)	(1)	(449,448)	—	(14,412)			(14,413)		(14,413)
Balance at June 30, 2020	118,259,860	$118	32,369,603	$32	$1,331,025	$(518,253)	$(69,946)	$742,976	$59,540	$802,516

Balance at January 1, 2019	114,589,333	$114	31,641,265	$32	$1,290,888	$(411,464)	$(50,593)	$828,977	$66,993	$895,970
Cumulative-effect adjustment for the adoption of ASU 2016-02, Leases (Topic 842)						(1,108)		(1,108)		(1,108)
Shares issued	1,925,165	2	591,233	1	21,967			21,970		21,970
Shares issued to affiliate	384,947	—			3,360			3,360		3,360
Contributions from noncontrolling interests								—	2,520	2,520
Distributions to noncontrolling interests								—	(13,548)	(13,548)
Distributions declared ($0.3126 and $0.2749 per share to Class A and Class C, respectively)						(44,955)		(44,955)		(44,955)
Net income						17,905		17,905	6,946	24,851
Other comprehensive loss:
Unrealized loss on derivative instruments							(2,209)	(2,209)		(2,209)
Foreign currency translation adjustments							(757)	(757)	173	(584)
Repurchase of shares	(866,117)	(1)	(229,884)	(1)	(9,292)			(9,294)		(9,294)
Balance at June 30, 2019	116,033,328	$115	32,002,614	$32	$1,306,923	$(439,622)	$(53,559)	$813,889	$63,084	$876,973

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2020 10-Q – 7

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$38,924	$42,029
Cash Flows — Investing Activities
Funding for development projects	(79,636)	(57,639)
Value added taxes paid in connection with construction funding	(5,514)	(3,502)
Capital expenditures on real estate	(4,269)	(1,594)
Value added taxes refunded in connection with construction funding	2,435	2,096
Payment of deferred acquisition fees to an affiliate	(1,897)	(2,993)
Return of capital from equity investments	1,134	332
Capital contributions to equity investment	(731)	(400)
Other investing activities, net	215	98
Proceeds from repayment of notes receivable	—	35,954
Proceeds from sale of real estate	—	19,343
Proceeds from insurance settlements	—	856
Net Cash Used in Investing Activities	(88,263)	(7,449)
Cash Flows — Financing Activities
Distributions paid	(45,589)	(44,679)
Proceeds from mortgage financing	35,025	25,133
Proceeds from issuance of shares	20,866	20,924
Repurchase of shares	(14,413)	(9,294)
Scheduled payments and prepayments of mortgage principal	(9,485)	(26,144)
Distributions to noncontrolling interests	(4,863)	(11,717)
Other financing activities, net	(925)	(624)
Contributions from noncontrolling interests	595	2,520
Net Cash Used in Financing Activities	(18,789)	(43,881)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,042)	(59)
Net decrease in cash and cash equivalents and restricted cash	(70,170)	(9,360)
Cash and cash equivalents and restricted cash, beginning of period	163,398	190,838
Cash and cash equivalents and restricted cash, end of period	$93,228	$181,478

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 6/30/2020 10-Q – 8

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Organization

Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), is a publicly owned, non-traded REIT, that invests primarily in a diversified portfolio of income-producing commercial real estate properties net leased to companies, both domestically and internationally. In addition, our portfolio includes self-storage and student housing investments. We were formed in 2012 and are managed by W. P. Carey Inc. (“WPC”) through one of its subsidiaries (collectively our “Advisor”). As a REIT, we are not subject to U.S. federal income taxes on income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We derive self-storage revenue from rents received from customers who rent storage space primarily under month-to-month leases for personal or business use. We earn student housing revenue primarily from leases of one year or less with individual students. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (the “Operating Partnership”), and as of June 30, 2020 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

As of June 30, 2020, our net lease portfolio was comprised of full or partial ownership interests in 47 properties, substantially all of which were fully-occupied and triple-net leased to 65 tenants totaling 9.6 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 68 self-storage properties, 12 student housing development projects (ten of which will become subject to net lease agreements upon their completion) and two student housing operating properties, totaling approximately 5.5 million square feet.

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

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our initial public offering. In addition, from inception through June 30, 2020, $200.7 million and $57.6 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”).

CPA:18 – Global 6/30/2020 10-Q – 9

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

As of both June 30, 2020 and December 31, 2019, we considered 19 entities to be VIEs, 18 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the condensed consolidated balance sheets (in thousands):

	June 30, 2020	December 31, 2019
Real estate — Land, buildings and improvements	$351,709	$359,886
Real estate under construction	315,270	233,220
In-place lease intangible assets	100,007	101,198
Accumulated depreciation and amortization	(84,645)	(78,598)
Total assets	714,394	642,648

Non-recourse secured debt, net	$302,176	$276,124
Total liabilities	361,527	330,549

As of both June 30, 2020 and December 31, 2019, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of June 30, 2020 and December 31, 2019, the net carrying amount of this equity investment was $13.8 million and $14.9 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

CPA:18 – Global 6/30/2020 10-Q – 10

Notes to Condensed Consolidated Financial Statements (Unaudited)

COVID-19

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

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. For both the three and six months ended June 30, 2020, approximately $3.0 million of rent was not collected due to the adverse impact of COVID-19, which reduced lease revenues in our condensed consolidated statements of operations for those periods.

Foreign Currencies

We are subject to fluctuations in exchange rates between foreign currencies and the U.S. dollar (primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling). The following table reflects the end-of-period rate of the U.S. dollar in relation to foreign currencies:

	June 30, 2020	December 31, 2019	Percent Change
British Pound Sterling	$1.2273	$1.3204	(7.1)%
Euro	1.1198	1.1234	(0.3)%
Norwegian Krone	0.1026	0.1139	(9.9)%

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Beginning with the first quarter of 2020, we present Reimbursable tenant costs on its own line item in the condensed consolidated statements of operations. Previously, this line item was included within Property expenses (which is now presented as Property expenses, excluding reimbursable tenant costs).

Revenue Recognition

Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectibility is assessed for each tenant receivable using various criteria including credit ratings, guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectibility of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the six months ended June 30, 2020, we wrote off $7.0 million in straight-line rent receivables based on our current assessment of less than a 75% likelihood of collecting all remaining contractual rent on certain net lease hotels. Additionally, we did not recognize $3.0 million of rent that was not collected during the second quarter (as discussed in the COVID-19 section above).

CPA:18 – Global 6/30/2020 10-Q – 11

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$70,750	$144,148
Restricted cash (a)	22,478	19,250
Total cash and cash equivalents and restricted cash	$93,228	$163,398
__________

(a)	Restricted cash is included within Accounts receivable and other assets, net on our condensed consolidated balance sheets.

Deferred Income Taxes

Our deferred tax liabilities were $45.6 million and $48.6 million at June 30, 2020 and December 31, 2019, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements. Our deferred tax assets, net of valuation allowances, was $1.4 million at both June 30, 2020 and December 31, 2019, and are included in Accounts receivable and other assets, net in the condensed consolidated financial statements.

Recent Accounting Pronouncements

Pronouncements Adopted as of June 30, 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including loans receivable and net investments in direct financing leases. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842.

We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method, under which we recorded a cumulative-effect adjustment as a charge to retained earnings of $6.9 million, which is reflected within our condensed consolidated statement of equity.

The allowance for credit losses, which is recorded as a reduction to Net investments in direct financing leases on our condensed consolidated balance sheets, was measured using a probability of default method based on the lessees’ respective credit ratings, and the expected value of the underlying collateral upon its repossession. Included in our model are factors that incorporate forward-looking information (Note 5).

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

CPA:18 – Global 6/30/2020 10-Q – 12

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

On July 16, 2020, we entered into a $25.0 million unsecured revolving line of credit with WPC (Note 13). The line of credit bears an interest rate equal to LIBOR plus 1.05%, and is currently scheduled to mature on January 16, 2021. As of the date of this Report, we have not drawn on the line of credit.

Jointly Owned Investments and Other Transactions with our Affiliates

As of June 30, 2020, we owned interests ranging from 50% to 100% in jointly owned investments, with the remaining interests held by affiliates or by third parties. Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures, with the exception of our sole equity investment (Note 4), which we account for under the equity method of accounting.

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amounts Included in the Condensed Consolidated Statements of Operations
Asset management fees	$2,878	$2,859	$5,880	$5,727
Available Cash Distributions	2,029	2,105	3,945	3,953
Personnel and overhead reimbursements	606	783	1,331	1,581
Interest expense on deferred acquisition fees and external joint venture loans	133	128	256	255
Disposition fees	—	—	—	1,117
	$5,646	$5,875	$11,412	$12,633

Acquisition Fees Capitalized
Current acquisition fees	$—	$—	$110	$695
Deferred acquisition fees	—	—	88	555
Capitalized personnel and overhead reimbursements	—	—	70	89
	$—	$—	$268	$1,339

The following table presents a summary of amounts included in Due to affiliates in the condensed consolidated financial statements (in thousands):

	June 30, 2020	December 31, 2019
Due to Affiliates
External joint venture loans, accounts payable, and other (a)	$6,336	$5,951
Deferred acquisition fees, including accrued interest	2,614	4,456
Asset management fees payable	1,122	961
Current acquisition fees	118	8
	$10,190	$11,376

___________

CPA:18 – Global 6/30/2020 10-Q – 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

(a)
Includes loans from our joint venture partners to the jointly owned investments that we consolidate. As of June 30, 2020 and December 31, 2019, loans due to our joint venture partners, including accrued interest, were $4.7 million and $4.6 million, respectively.

Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock, at our board of directors’ election in consultation with our Advisor. For any portion of fees our Advisor receives in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $8.29 as of March 31, 2020. Effective January 1, 2019, our Advisor agreed to receive 50% of the asset management fees in shares of our Class A common stock and 50% in cash. Effective April 1, 2020, our Advisor agreed to receive all of its asset management fees in shares of our Class A common stock. As of June 30, 2020, our Advisor owned 6,211,580 shares, or 4.1%, of our outstanding Class A common stock. Asset management fees are included in Property expenses, excluding reimbursable tenant costs in the condensed consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended June 30, 2020 and December 31, 2019. The preferred return will continue to be assessed on a cumulative basis for the remainder of the fiscal year. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the condensed consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the Advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

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

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, which as of June 30, 2020 included Carey European Student Housing Fund I L.P (WPC’s advisory agreements with Carey Watermark Investors Incorporated and Carey Watermark Investors 2 Incorporated were terminated on April 13, 2020).

CPA:18 – Global 6/30/2020 10-Q – 14

Notes to Condensed Consolidated Financial Statements (Unaudited)

We reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. In addition, we reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, and office expenses. We do not reimburse our Advisor for salaries and benefits paid to our named executive officers or for the cost of personnel that provide services for transactions for where our Advisor receives a fee (such as for acquisitions and dispositions). Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% of our pro rata total revenues for each of 2020 and 2019. Our Advisor allocates overhead expenses to us based upon the percentage that our full-time employee equivalents comprised of the Advisor’s total full-time employee equivalents. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories. In general, personnel and overhead reimbursements are included in General and administrative expenses in the condensed consolidated financial statements.

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

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Land	$193,353	$196,693
Buildings and improvements	992,285	1,003,952
Less: Accumulated depreciation	(148,173)	(135,922)
	$1,037,465	$1,064,723

The carrying value of our Real Estate — Land, buildings and improvements decreased by $19.4 million from December 31, 2019 to June 30, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our real estate was $7.3 million and $7.4 million for the three months ended June 30, 2020 and 2019, respectively, and $14.4 million and $14.9 million for the six months ended June 30, 2020 and 2019, respectively.

CPA:18 – Global 6/30/2020 10-Q – 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage and student housing properties (not subject to net lease agreements), is summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Land	$77,649	$78,240
Buildings and improvements	427,211	434,245
Less: Accumulated depreciation	(64,489)	(57,237)
	$440,371	$455,248

The carrying value of our Operating real estate — land, buildings and improvements decreased by $8.0 million from December 31, 2019 to June 30, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our operating real estate was $3.8 million for both the three months ended June 30, 2020 and 2019, and $7.6 million for both the six months ended June 30, 2020 and 2019.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease revenues — net-leased
Lease income — fixed (a)	$21,462	$25,414	$39,083	$50,801
Lease income — variable (b)	4,095	3,757	7,877	8,318
Total operating lease income (c)	$25,557	$29,171	$46,960	$59,119

Lease revenues — operating real estate
Lease income — fixed	$16,013	$16,639	$33,315	$33,280
Lease income — variable (d)	495	658	1,136	1,282
Total operating lease income	$16,508	$17,297	$34,451	$34,562
___________

(a)
The six months ended June 30, 2020 includes a $7.0 million write-off of straight-line rent receivables based on our current assessment of less than 75% likelihood of collecting all remaining contractual rent on certain net lease hotels. For both the three and six months ended June 30, 2020, approximately $2.6 million of rent for these properties was not collected, and thus not recognized (Note 2).

(b)
Includes (i) rent increases based on changes in the Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(c)
Excludes interest income from direct financing leases of $0.6 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively (Note 5). Approximately $0.4 million of rent for one of our tenants was not collected during the three and six months ended June 30, 2020, and thus not recognized (Note 2). Interest income from direct financing leases is included in Lease revenues — net-leased in the condensed consolidated statements of operations.

(d)	Primarily comprised of late fees and administrative fees revenues.

CPA:18 – Global 6/30/2020 10-Q – 16

Notes to Condensed Consolidated Financial Statements (Unaudited)

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Six Months Ended June 30, 2020
Beginning balance	$235,751
Capitalized funds	82,786
Placed into service	(6,065)
Capitalized interest	4,232
Foreign currency translation adjustments	(1,212)
Ending balance	$315,492

Capitalized Funds

During the six months ended June 30, 2020, total capitalized funds primarily related to construction draws for our student housing development projects, and includes accrued costs of $6.4 million, which is a non-cash investing activity.

Placed into Service

During the six months ended June 30, 2020, a total of $6.1 million was placed into service, primarily relating to capital investment projects at two of our net lease properties, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes interest incurred during construction as well as amortization of the mortgage discount and deferred financing costs, which totaled $4.2 million during the six months ended June 30, 2020, which is a non-cash investing activity.

Ending Balance

As of June 30, 2020, we had 12 ongoing student housing development projects, with aggregate unfunded commitments of approximately $229.7 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

Ghana Settlement Update

During the six months ended June 30, 2020, the collectibility of the value added tax (“VAT”) receivable to be refunded by the Ghanaian government was no longer deemed probable. As such, we recorded a $2.8 million loss to write-off the VAT receivable during the six months ended June 30, 2020, which is included within Other gains and (losses) on our condensed consolidated statements of operations.

Subsequent to June 30, 2020, in relation to the ongoing litigation with the joint venture partner on our previously owned Ghana investment, the arbitrator issued a final decision and awarded the joint venture partner $2.6 million in damages. Since this is a recognized subsequent event, we have recorded an additional noncontrolling interest payable amount of $1.4 million during the three months ended June 30, 2020, bringing the total noncontrolling interest payable to $2.6 million as of June 30, 2020 (Note 13).

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

CPA:18 – Global 6/30/2020 10-Q – 17

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for three self-storage facilities in Canada. This entity was jointly owned with a third party, which is also the general partner of the joint venture. Our ownership and economic interest in the joint venture is 100%. We continue to not consolidate this entity because we are not the primary beneficiary due to shared decision making with the general partner and the nature of our involvement in the activities, which allows us to exercise significant influence, but does not give us power over decisions that significantly affect the economic performance of the entity.

As of June 30, 2020 and December 31, 2019, our total equity investment balance for these self-storage properties was $13.8 million and $14.9 million, respectively, which is included in Accounts receivable and other assets, net in the condensed consolidated financial statements. As of June 30, 2020 and December 31, 2019, the joint venture had total third-party recourse debt of $30.3 million and $32.2 million, respectively.

Equity Investment Debt Covenants

At June 30, 2020, we were in breach of debt yield covenants on loans for two self-storage properties accounted for as equity investments. As a result of the breaches, the lender has the right to require us to make principal reduction payments of $1.8 million and $0.7 million for the respective loans. As of the date of this Report, the lender has not requested any principal reduction payments be made.

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

Notes Receivable

As of June 30, 2020, our notes receivable consisted of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. Interest-only payments at a rate of 10% per annum are due through its maturity date. As of both June 30, 2020 and December 31, 2019, the balance for this note receivable remained $28.0 million. On July 28, 2020, we were notified that the borrower has defaulted on the mortgage loan senior to our mezzanine tranche. We are currently evaluating our rights and options in connection with the senior loan default (Note 13).

Interest income from our notes receivables was $0.7 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively, and is included in Other operating and interest income in our condensed consolidated statements of operations.

CPA:18 – Global 6/30/2020 10-Q – 18

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Lease payments receivable	$53,555	$55,278
Unguaranteed residual value	39,401	39,401
	92,956	94,679
Less: unearned income	(50,796)	(52,625)
Less: allowance for credit losses (a)	(11,768)	—
	$30,392	$42,054

___________

(a)
Upon our adoption of ASU 2016-13 on January 1, 2020, we applied changes in loss reserves through a cumulative-effect adjustment to retained earnings totaling $6.9 million (Note 2). In addition, during the six months ended June 30, 2020, due to changes in expected economic conditions, we recorded an allowance for credit losses of $4.9 million, which was included in Allowance for credit losses in our condensed consolidated statements of operations.

Interest income from direct financing leases was $0.6 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively, and is included in Lease revenues — net-leased in our condensed consolidated statements of operations.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. Due to changes in expected economic conditions, we recorded an allowance for credit losses (as noted above). As of December 31, 2019, we had no significant finance receivable balances that were past due. Additionally, there were no material modifications of finance receivables during the six months ended June 30, 2020.

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

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
1 – 3	3	4	$16,956	$45,457
4	2	1	41,436	24,597
5	—	—	—	—
	0		$58,392	$70,054

Note 6. Intangible Assets and Liabilities

In-place lease and above-market rent intangibles are included in In-place lease and other intangible assets in the condensed consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

Goodwill is included in our Net Lease segment and included in Accounts receivable and other assets, net in the condensed consolidated financial statements. As a result of foreign currency translation adjustments, goodwill decreased from $26.0 million as of December 31, 2019 to $24.4 million as of June 30, 2020.

CPA:18 – Global 6/30/2020 10-Q – 19

Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets and liabilities are summarized as follows (in thousands):

		June 30, 2020			December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	6 – 23	$235,791	$(136,939)	$98,852	$238,771	$(131,012)	$107,759
Above-market rent	7 – 30	10,120	(4,451)	5,669	10,257	(4,141)	6,116
		245,911	(141,390)	104,521	249,028	(135,153)	113,875
Indefinite-Lived Intangible Assets
Goodwill		24,407	—	24,407	26,024	—	26,024
Total intangible assets		$270,318	$(141,390)	$128,928	$275,052	$(135,153)	$139,899

Finite-Lived Intangible Liabilities
Below-market rent	6 – 30	$(14,964)	$7,189	$(7,775)	$(14,974)	$6,627	$(8,347)
Total intangible liabilities		$(14,964)	$7,189	$(7,775)	$(14,974)	$6,627	$(8,347)

Net amortization of intangibles, including the effect of foreign currency translation, was $3.5 million and $5.9 million for the three months ended June 30, 2020 and 2019, respectively, and $7.0 million and $9.9 million for the six months ended June 30, 2020, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; and amortization of in-place lease intangibles is included in Depreciation and amortization on our condensed consolidated statements of operations.

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

CPA:18 – Global 6/30/2020 10-Q – 20

Notes to Condensed Consolidated Financial Statements (Unaudited)

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and six months ended June 30, 2020 and 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our condensed consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse secured debt, net (a) (b)	3	$1,207,475	$1,228,468	$1,201,913	$1,239,004
Notes receivable (c)	3	28,000	30,300	28,000	30,300
___________

(a)
As of June 30, 2020 and December 31, 2019, the carrying value of Non-recourse secured debt, net includes unamortized deferred financing costs of $6.0 million and $5.8 million, respectively, and unamortized premium, net of $2.0 million and $2.1 million, respectively (Note 9).

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both June 30, 2020 and December 31, 2019.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2019 Annual Report. As of both June 30, 2020 and December 31, 2019, no cash collateral had been posted or received for any of our derivative positions.

CPA:18 – Global 6/30/2020 10-Q – 21

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Foreign currency collars	Accounts receivable and other assets, net	$1,795	$1,444	$—	$—
Foreign currency forward contracts	Accounts receivable and other assets, net	368	861	—	—
Interest rate caps	Accounts receivable and other assets, net	32	116	—	—
Interest rate swaps	Accounts receivable and other assets, net	—	53	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(4,588)	(1,991)
		2,195	2,474	(4,588)	(1,991)
Derivatives Not Designated as Hedging Instruments
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(34)	(48)
		—	—	(34)	(48)
Total derivatives		$2,195	$2,474	$(4,622)	$(2,039)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

	Amount of Loss Recognized on Derivatives in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Foreign currency collars	$(640)	$(84)	$500	$721
Foreign currency forward contracts	(286)	(361)	(493)	(518)
Interest rate swaps	(33)	(1,528)	(2,650)	(2,415)
Interest rate caps	15	2	(124)	3
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	(20)	(19)	129	(18)
Foreign currency forward contracts	—	15	—	15
Total	$(964)	$(1,975)	$(2,638)	$(2,212)

___________

(a)	The changes in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).

CPA:18 – Global 6/30/2020 10-Q – 22

Notes to Condensed Consolidated Financial Statements (Unaudited)

		Amount of Gain on Derivatives Reclassified from Other Comprehensive Income (Loss) into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Interest rate swaps	Interest expense	$(434)	$22	$(613)	$49
Foreign currency forward contracts	Other gains and (losses)	264	338	542	684
Foreign currency collars	Other gains and (losses)	235	39	355	50
Interest rate caps	Interest expense	(20)	(3)	(37)	(6)
Total		$45	$396	$247	$777

Amounts reported in Other comprehensive income (loss) related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of June 30, 2020, we estimated that an additional $2.0 million and $1.2 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

		Amount of Gain on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign currency collars	Other gains and (losses)	$(90)	$(5)	$(9)	$113
Interest rate swap	Interest expense	3	—	11	—
Foreign currency forward contracts	Other gains and (losses)	—	—	7	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	434	13	613	12
Foreign currency collars	Other gains and (losses)	—	—	—	7
Total		$347	$8	$622	$132

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

CPA:18 – Global 6/30/2020 10-Q – 23

Notes to Condensed Consolidated Financial Statements (Unaudited)

The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of June 30, 2020 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2020 (a)
Interest rate swaps	10	97,376	USD	$(4,588)
Interest rate caps	2	59,000	GBP	19
Interest rate cap	1	12,975	EUR	13
Derivatives Not Designated as Hedging Instruments
Interest rate swap (b)	1	9,063	EUR	(34)
				$(4,590)

___________

(a)	Fair value amount is based on the exchange rate of the respective currencies as of June 30, 2020, as applicable.

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations as of June 30, 2020 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2020
Designated as Cash Flow Hedging Instruments
Foreign currency collars	17	13,902	EUR	$1,305
Foreign currency collars	14	25,130	NOK	457
Foreign currency forward contracts	3	1,240	EUR	368
Designated as Net Investment Hedging Instruments
Foreign currency collar	1	2,500	NOK	33
				$2,163

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2020. At June 30, 2020, our total credit exposure was $1.6 million and the maximum exposure to any single counterparty was $0.9 million.

CPA:18 – Global 6/30/2020 10-Q – 24

Notes to Condensed Consolidated Financial Statements (Unaudited)

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of June 30, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $4.8 million and $2.1 million as of June 30, 2020 and December 31, 2019, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of June 30, 2020 or December 31, 2019, we could have been required to settle our obligations under these agreements at their aggregate termination value of $5.1 million and $2.2 million, respectively.

Note 9. Non-Recourse Secured Debt, Net

Non-recourse secured debt, net is collateralized by the assignment of real estate properties. As of June 30, 2020, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse secured debt were 3.9% and 3.4%, respectively, with maturity dates ranging from 2020 to 2039.

Financing Activity During 2020

On March 13, 2020, we obtained a construction loan of $22.5 million (amount based on the exchange rate of the euro at the date of the loan) for a student housing development project in Barcelona, Spain. The loan is comprised of four tranches with interest only payments due on outstanding draws through its scheduled maturity date of December 2023. As part of obtaining the loan, initial drawdowns of $16.8 million were made with a weighted average variable interest rate of 2.1%.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2020, each of the next four calendar years following December 31, 2020, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2020 (remainder)	$86,112
2021	126,675
2022	188,571
2023	214,327
2024	198,798
Thereafter through 2039	397,013
Total principal payments	1,211,496
Unamortized deferred financing costs	(6,032)
Unamortized premium, net	2,011
Total	$1,207,475

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2020.

The carrying value of our Non-recourse secured debt, net decreased by $20.1 million in the aggregate from December 31, 2019 to June 30, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Covenants

Our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. We were in compliance with all of these non-recourse mortgage loan covenants at June 30, 2020.

At June 30, 2020, we were in breach of certain covenants related to our Equity investment recourse debt (Note 4).

CPA:18 – Global 6/30/2020 10-Q – 25

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Commitments and Contingencies

Subsequent to June 30, 2020, we received and recognized the arbitrator’s final decision for the ongoing litigation with the joint venture partner on our previously owned Ghana investment, which awarded the joint venture partner $2.6 million in damages (Note 13). As of June 30, 2020, we were not involved in any additional material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our condensed consolidated financial statements of operations or results of operations.

See Note 4 for unfunded construction commitments.

Note 11. (Loss) Earnings Per Share and Equity

Basic and Diluted (Loss) Earnings Per Share

The following table presents (loss) earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2020			2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	118,482,095	$(922)	$(0.01)	116,210,773	$2,442	$0.02
Class C common stock	32,493,253	(269)	(0.01)	32,058,663	636	0.02
Net (loss) income attributable to CPA:18 – Global		$(1,191)			$3,078

	Six Months Ended June 30,
	2020			2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	118,225,178	$(7,321)	$(0.06)	115,855,895	$14,095	$0.12
Class C common stock	32,469,447	(2,050)	(0.06)	31,969,341	3,810	0.12
Net (loss) income attributable to CPA:18 – Global		$(9,371)			$17,905

The allocation of Net (loss) income attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation includes interest expense related to the accretion of interest on the annual distribution and shareholder servicing fee liability of less than $0.1 million for both the three and six months ended June 30, 2020 and 2019 (Note 3).

Distributions

For the three months ended June 30, 2020, our board of directors declared quarterly distributions of $0.0625 per share for our Class A common stock and $0.0438 per share for our Class C common stock, which were paid on July 15, 2020 to stockholders of record on June 30, 2020, in the amount of $8.8 million.

During the six months ended June 30, 2020, we declared distributions totaling $0.2188 and $0.1820 per share for our Class A and Class C common stock, respectively.

CPA:18 – Global 6/30/2020 10-Q – 26

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,685)	$(78,227)	$(79,912)
Other comprehensive income before reclassifications	(899)	12,306	11,407
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(499)	—	(499)
Interest expense	454	—	454
Net current-period other comprehensive income	(944)	12,306	11,362
Net current-period other comprehensive income attributable to noncontrolling interests	—	(1,396)	(1,396)
Ending balance	$(2,629)	$(67,317)	$(69,946)

	Three Months Ended June 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,977	$(56,892)	$(54,915)
Other comprehensive income before reclassifications	(1,575)	3,658	2,083
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(377)	—	(377)
Interest expense	(19)	—	(19)
Net current-period other comprehensive income	(1,971)	3,658	1,687
Net current-period other comprehensive income attributable to noncontrolling interests	—	(331)	(331)
Ending balance	$6	$(53,565)	$(53,559)

CPA:18 – Global 6/30/2020 10-Q – 27

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$138	$(56,673)	$(56,535)
Other comprehensive loss before reclassifications	(2,520)	(11,776)	(14,296)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(897)	—	(897)
Interest expense	650	—	650
Net current-period other comprehensive loss	(2,767)	(11,776)	(14,543)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	1,132	1,132
Ending balance	$(2,629)	$(67,317)	$(69,946)

	Six Months Ended June 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,215	$(52,808)	$(50,593)
Other comprehensive loss before reclassifications	(1,432)	(584)	(2,016)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(734)	—	(734)
Interest expense	(43)	—	(43)
Net current-period other comprehensive loss	(2,209)	(584)	(2,793)
Net current-period other comprehensive income attributable to noncontrolling interests	—	(173)	(173)
Ending balance	$6	$(53,565)	$(53,559)

See Note 8 for additional information on our derivative activity recognized within Other comprehensive income (loss) for the periods presented.

CPA:18 – Global 6/30/2020 10-Q – 28

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Lease
Revenues (a)	$26,538	$30,731	$50,605	$61,723
Operating expenses (b)	(15,421)	(18,638)	(36,023)	(35,949)
Interest expense	(6,743)	(8,694)	(13,601)	(17,430)
Other gains and (losses)	224	503	(3,216)	546
Gain on sale of real estate, net	—	650	—	1,547
(Provision for) benefit from income taxes	(1,341)	1,366	(702)	1,006
Net income attributable to noncontrolling interests	(1,526)	(45)	(2,226)	(254)
Net income (loss) attributable to CPA:18 – Global	$1,731	$5,873	$(5,163)	$11,189
Self Storage
Revenues	$14,670	$15,167	$30,026	$30,006
Operating expenses	(9,080)	(8,872)	(18,175)	(17,617)
Interest expense	(3,374)	(3,450)	(6,730)	(6,876)
Other gains and (losses) (c)	(155)	(607)	(209)	(1,275)
Provision for income taxes	(17)	(11)	(48)	(44)
Net income attributable to CPA:18 – Global	$2,044	$2,227	$4,864	$4,194
Other Operating Properties
Revenues	$2,010	$2,307	$4,757	$4,929
Operating expenses	(1,324)	(1,544)	(2,809)	(3,178)
Interest expense	(192)	166	(444)	46
Other gains and (losses)	4	(5)	19	(44)
Gain on sale of real estate, net	—	—	—	14,514
Benefit from (provision for) income taxes	38	(356)	52	(379)
Net loss (income) attributable to noncontrolling interests	25	50	30	(2,739)
Net income attributable to CPA:18 – Global	$561	$618	$1,605	$13,149
All Other (d)
Revenues	$710	$822	$1,420	$2,655
Operating expenses	—	—	—	(1)
Net income attributable to CPA:18 – Global	$710	$822	$1,420	$2,654
Corporate
Unallocated Corporate Overhead (e)	$(4,208)	$(4,357)	$(8,152)	$(9,328)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(2,029)	$(2,105)	$(3,945)	$(3,953)
Total Company
Revenues (a)	$43,928	$49,027	$86,808	$99,321
Operating expenses (b)	(30,582)	(34,021)	(66,810)	(66,293)
Interest expense	(10,354)	(12,044)	(20,843)	(24,401)
Other gains and (losses) (c)	905	699	(1,221)	223
Gain on sale of real estate, net	—	650	—	16,058
(Provision for) benefit from income taxes	(1,558)	867	(1,164)	(57)
Net income attributable to noncontrolling interests	(3,530)	(2,100)	(6,141)	(6,946)
Net (loss) income attributable to CPA:18 – Global	$(1,191)	$3,078	$(9,371)	$17,905

CPA:18 – Global 6/30/2020 10-Q – 29

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Total Assets
	June 30, 2020	December 31, 2019
Net Lease	$1,513,872	$1,517,659
Self Storage	365,196	369,883
Other Operating Properties	223,107	213,692
Corporate	43,426	105,407
All Other (d)	28,168	28,162
Total Company	$2,173,769	$2,234,803

__________

(a)
The three months ended June 30, 2020 and 2019 includes straight-line rent amortization of $0.3 million and $0.8 million, respectively, and $1.0 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively. The six months ended June 30, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2). Straight-line lease revenue is only recognized when deemed probable of collection, and is included within Lease revenues — net-leased within our condensed consolidated financial statements. For both the three and six months ended June 30, 2020, approximately $3.0 million of rent was not collected relating to the second quarter of 2020, which reduced lease revenues (Note 2).

(b)	The six months ended June 30, 2020 includes an allowance for credit losses of $4.9 million, in accordance with ASU 2016-13 (Note 5).

(c)	Includes Equity in losses of equity method investment in real estate.

(d)	Included in the all other category are our notes receivable investments, one of which was repaid during the second quarter of 2019.

(e)
Included in unallocated corporate overhead are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments. Asset management fees totaled $2.9 million for both the three months ended June 30, 2020 and 2019, and $5.9 million and $5.7 million for the six months ended June 30, 2020 and 2019, respectively (Note 3).

Note 13. Subsequent Events

On July 16, 2020, we entered into a $25.0 million unsecured revolving line of credit with WPC at an interest rate equal to the LIBOR plus 1.05%. The line of credit has a scheduled maturity date of January 16, 2021. As of the date of this Report, we have not drawn on the line of credit (Note 3).

On July 28, 2020, we were notified that the borrower on our note receivable has defaulted on the mortgage loan senior to our mezzanine tranche. We are currently evaluating our rights and options in connection with the senior loan default (Note 5).

On July 31, 2020. we obtained a construction loan of $24.6 million (based on the exchange rate of the euro at June 30, 2020) for a student housing development project located in Seville, Spain. The loan bears a variable interest rate equal to the Euro Interbank Offered Rate plus 3.5% and is scheduled to mature in November 2023.

On August 4, 2020, in relation to the ongoing litigation with the joint venture partner on our previously owned Ghana investment, the arbitrator issued a final decision and awarded the joint venture partner $2.6 million in damages. Since this is a recognized subsequent event, we have recorded an additional noncontrolling interest payable amount of $1.4 million during the three months ended June 30, 2020, bringing the total noncontrolling interest payable to $2.6 million as of June 30, 2020.

On August 4, 2020, the 77,504 square foot student housing project located in Barcelona, Spain was substantially completed and is subject to a net lease agreement.

CPA:18 – Global 6/30/2020 10-Q – 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2019 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”).

Business Overview

As described in more detail in Item 1 of the 2019 Annual Report, we are a publicly owned, non-traded REIT that invests in a diversified portfolio of income-producing commercial properties net leased to companies, and other real estate-related assets, both domestically and outside the United States. In addition, our portfolio includes self-storage and student housing properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We derive self-storage revenue from rents received from customers who rent storage space primarily under month-to-month leases for personal or business use. We earn student housing revenue primarily from leases of one year or less with individual students. Revenue is subject to fluctuation because of the timing of new transactions, completion of build-to-suit and development projects, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We commenced operations in May 2013 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.97% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

COVID-19

The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and likely longer-term. The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and, other social responses.

The impact of the pandemic both in the United States and globally has been rapidly evolving. The outbreak has triggered a period of global economic slowdown with no known duration and is expected to have a continuing adverse impact on commercial and economic activity, leading to uncertainty in market conditions for the foreseeable future. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the COVID-19 pandemic is currently unknown. Consequently, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results, including to our results of operations, and to the estimated fair values of our investments and properties. It is also increasing the likelihood of deterioration in the financial condition of our tenants (which could negatively impact defaults and occupancy, among other metrics) and is subjecting us to potential risks arising from rapid changes in law and regulatory policy. In addition, conditions in the bank lending, capital, and other financial markets may continue to deteriorate as a result of the pandemic, causing our access to capital and other sources of funding to become constrained, which could adversely affect the terms or even availability of future borrowings, renewals, and refinancings.

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

CPA:18 – Global 6/30/2020 10-Q – 31

Our Advisor continues to actively engage in discussions with our tenants and with the third-party managers of our operating properties regarding the impact of COVID-19 on business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 83% of contractual base rent that was due in the second quarter (based on contractual minimum annualized base rent (“ABR”) as of March 31, 2020) and approximately 90% of net lease contractual base rent that was due in July (based on ABR as of June 30, 2020). Certain tenants, including that of our net leased hotel property located in Albion, Mauritius, pay rent on a quarterly basis and did not owe rent in July. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding second quarter and July rent collections should not serve as an indication of expected future rent collections.

As of June 30, 2020, our debt and interest obligations due within one year totaled $194.0 million, as well as $2.5 million in principal reduction payments (which we must pay at the lender’s request due to debt covenant breaches on two loans related to our equity investment; as of the date of this Report, the lender has not made such request). In addition, we expect to fund capital commitments of $181.3 million in the next year, primarily for our 12 student housing development projects (five of which are scheduled to be completed in 2020). We believe we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through available cash and cash equivalents, restricted cash, cash received under net lease and operating lease agreements, and undrawn capacity under our construction loans. Additional sources of liquidity, if necessary, includes leveraging our unleveraged properties (which had an aggregate carrying value of $224.0 million), refinancing existing debt obligations, asset sales, and paying all asset management fees to our Advisor in shares (effective April 1, 2020, our Advisor agreed to receive all of the asset management fees in shares of our Class A common stock). Additionally, in July 2020, we entered into a $25.0 million unsecured revolving line of credit with WPC (with a scheduled maturity date of January 16, 2021). In addition, we reduced our distributions declared for both Class A and Class C common stock in the second quarter of 2020 by approximately 60%, as compared to the first quarter of 2020, which provided us with additional cash flexibility.

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

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt (all provided by an independent third party) and for other relevant factors. Since our quarterly NAVs are not based on an appraisal of our full portfolio, to the extent any new quarterly NAV adjustments are within 1% of our previously disclosed NAVs, our quarterly NAVs will remain unchanged. We monitor properties not appraised during the quarter to identify any that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. Costs associated with our development projects (which are not yet generating income) are not appraised quarterly and are carried at cost, which approximates fair value. These costs are included in Real estate under construction in our condensed consolidated financial statements. Our NAVs as of March 31, 2020 were $8.29 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated June 23, 2020 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of June 30, 2020 during the third quarter of 2020.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. As of June 30, 2020, the liability balance for the distribution and shareholder servicing fee was $0.9 million, which includes $0.5 million related to the second quarter of 2020. We currently expect that we will cease incurring the distribution and shareholder servicing fee during the third quarter of 2020, at which time the total underwriting compensation paid in respect of the offering will reach 10.0% of the gross offering proceeds (Note 3).

CPA:18 – Global 6/30/2020 10-Q – 32

Financial Highlights

During the six months ended June 30, 2020, we completed the following, as further described in the condensed consolidated financial statements.

Financing Activity

On March 13, 2020, we obtained a construction loan of $22.5 million (amount based on the exchange rate of the euro at the date of the loan) for a student housing development project in Barcelona, Spain. The loan is comprised of four tranches with interest only payments due on outstanding draws through its scheduled maturity date of December 2023. As part of obtaining the loan, initial drawdowns of $16.8 million were made with a weighted average variable interest rate of 2.1%. (Note 9).

Consolidated Results

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$43,928	$49,027	$86,808	$99,321
Net (loss) income attributable to CPA:18 – Global	(1,191)	3,078	(9,371)	17,905

Cash distributions paid	22,844	22,415	45,589	44,679
Distributions declared (a)	8,809	22,539	31,653	44,955

Net cash provided by operating activities			38,924	42,029
Net cash used in investing activities			(88,263)	(7,449)
Net cash used in financing activities			(18,789)	(43,881)

Supplemental financial measures (b):
FFO attributable to CPA:18 – Global	11,980	17,876	17,004	34,304
MFFO attributable to CPA:18 – Global	12,231	16,607	30,751	32,283
Adjusted MFFO attributable to CPA:18 – Global	13,506	16,134	31,147	32,151
__________

(a)	Quarterly distributions declared are generally paid in the subsequent quarter.

(b)
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

CPA:18 – Global 6/30/2020 10-Q – 33

Revenues and Net (Loss) Income Attributable to CPA:18 – Global

Total revenues decreased for both the three and six months ended June 30, 2020 as compared to the same periods in 2019, primarily due to the adverse impact of COVID-19 on certain net lease properties, as well as the negative impact from our properties sold during 2019.

During the three and six months ended June 30, 2020, we recognized a Net loss attributable to CPA:18 – Global as compared to net income in the same periods in 2019, primarily due to the adverse impact of COVID-19 on our lease revenues (Note 2, Note 4); gains on sale of real estate recognized during the prior year periods; and the negative impact from our income tax positions. In addition, the six months ended June 30, 2020 was negatively impacted by the losses incurred relating to the allowance for credit losses recognized in accordance with ASU 2016-13 (Note 2) and loss as a result of the Ghana VAT receivable write-off (Note 4). These factors were partially offset by a decrease in interest expense due to the refinancings and dispositions of encumbered properties during the prior year periods, as well as increased capitalized interest on our student housing development projects. In addition, there was a decrease in amortization expense for both periods as a result of in-place lease intangible amortization being accelerated in connection with the lease restructure during the second quarter of 2019 with our tenant, Fortenova (formerly Agrokor). Lastly, the six months ended was impacted due to an increase in back rents plus VAT collected in connection with the settlement from this same lease restructuring, and termination income received for one of our properties during the first quarter of 2020.

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO, MFFO, and Adjusted MFFO all decreased for the three and six months ended June 30, 2020 as compared to the same periods in 2019, primarily due to the impact of COVID-19 on rent collections at certain of our net leased properties, disposal of properties during 2019, and an increase in provision for income taxes.

FFO for the six months ended June 30, 2020 also decreased due to the allowance for credit losses and a loss due to the Ghana VAT receivable write-off (Note 4), partially offset by a decrease in interest expense (as noted above).

MFFO and Adjusted MFFO for the three and six months ended June 30, 2020 as compared to the same periods in 2019 were also impacted by decreased interest income as a result of the Mills Fleet mezzanine loan repayment in April 2019, partially offset by a decrease in interest expense, the collection of back rents, and termination income recognized in 2020 (six months ended June 30, 2020 only).

CPA:18 – Global 6/30/2020 10-Q – 34

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

Portfolio Summary

	June 30, 2020	December 31, 2019
Number of net-leased properties	47	47
Number of operating properties (a)	70	70
Number of development projects	12	12
Number of tenants (net-leased properties)	65	61
Total portfolio square footage (in thousands)	15,118	15,130
Occupancy (net-leased properties)	98.7%	99.4%
Weighted-average lease term (net-leased properties in years)	9.2	9.4
Number of countries	12	12
Total assets (consolidated basis in thousands)	$2,173,769	$2,234,803
Net investments in real estate (consolidated basis in thousands)	1,962,426	1,946,720
Debt, net — pro rata (in thousands)	1,132,138	1,126,326

	Six Months Ended June 30,
(dollars in thousands, except exchange rates)	2020	2019
Acquisition volume — consolidated (b)	$—	$29,736
Acquisition volume — pro rata (c)	—	29,736
Financing obtained — consolidated	35,101	16,096
Financing obtained — pro rata	33,575	17,652
Average U.S. dollar/euro exchange rate	1.1013	1.1297
Average U.S. dollar/Norwegian krone exchange rate	0.1029	0.1161
Average U.S. dollar/British pound sterling exchange rate	1.2609	1.2931
Change in the U.S. CPI (d)	0.3%	1.9%
Change in the Netherlands CPI (d)	0.7%	1.8%
Change in the Norwegian CPI (d)	0.7%	0.7%
__________

(a)	As of both June 30, 2020 and December 31, 2019, our operating portfolio consisted of 68 self-storage properties and two student housing operating properties, all of which are managed by third parties.

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

CPA:18 – Global 6/30/2020 10-Q – 35

The tables below present information about our portfolio on a pro rata basis as of and for the period ended June 30, 2020. See Terms and Definitions below for a description of Pro Rata Metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI	Percent
Net-Leased
Office	$19,793	32%
Warehouse	6,510	11%
Hospitality (a)	4,154	7%
Industrial	3,999	7%
Retail	3,810	6%
Residential	527	1%
Net-Leased Total	38,793	64%

Operating
Self Storage	18,735	30%
Other operating properties	3,479	6%
Operating Total	22,214	36%
Total	$61,007	100%
__________

(a)
For the six months ended June 30, 2020, we did not recognize $2.6 million of uncollected contractual base rent from our net lease hotel properties that were adversely impacted by COVID-19 (Note 2, Note 4).

CPA:18 – Global 6/30/2020 10-Q – 36

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI	Percent
United States
South	$14,514	24%
Midwest	11,104	18%
West	6,146	10%
East	4,750	8%
U.S. Total	36,514	60%

International
Norway	4,849	8%
The Netherlands	4,792	8%
United Kingdom	3,479	6%
Germany (a)	2,974	5%
Poland	2,141	3%
Mauritius (a)	1,859	3%
Croatia	1,724	3%
Slovakia	1,178	2%
Canada	970	1%
Spain	527	1%
International Total	24,493	40%
Total	$61,007	100%
__________

(a)
For the six months ended June 30, 2020, we did not recognize $2.6 million of uncollected contractual base rent from our net lease hotel properties that were adversely impacted by COVID-19 (Note 2, Note 4).

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging and Glass	University Park, Illinois	$3,104	5%
Rabobank Groep NV (a)	Office	Banking	Eindhoven, Netherlands	2,851	5%
Bank Pekao S.A. (a)	Office	Banking	Warsaw, Poland	2,141	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	1,971	3%
Albion Resorts (Club Med) (a) (b)	Hospitality	Hotel and Leisure	Albion, Mauritius	1,859	3%
Siemens AS (a)	Office	Capital Equipment	Oslo, Norway	1,841	3%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	1,744	3%
Belk, Inc.	Warehouse	Retail	Jonesville, South Carolina	1,646	3%
Orbital ATK, Inc.	Office	Metals & Mining	Plymouth, Minnesota	1,582	3%
Fentonir Trading & Investments Limited (a) (c)	Hospitality	Hotel and Leisure	Munich and Stuttgart, Germany	1,537	3%
Total				$20,276	35%
__________

CPA:18 – Global 6/30/2020 10-Q – 37

(a)	Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

(b)	For the six months ended June 30, 2020, we did not recognize $0.6 million of uncollected contractual base rent from this tenant due to the adverse impact of COVID-19 (Note 2, Note 4).

(c)	For the six months ended June 30, 2020, we did not recognize $2.0 million of uncollected contractual base rent from this tenant due to the adverse impact of COVID-19 (Note 2, Note 4).

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of June 30, 2020. See Terms and Definitions below for a description of Pro Rata Metrics, Stabilized NOI and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Hotel and Leisure (a)	$14,595	16%
Banking	10,585	12%
Grocery	6,568	8%
Containers, Packaging, and Glass	6,213	7%
Insurance	4,857	5%
Capital Equipment	4,847	5%
Utilities: Electric	3,938	5%
Oil and Gas	3,748	4%
Retail	3,724	4%
Metals and Mining	3,686	4%
Sovereign and Public Finance	3,490	4%
Advertising, Printing, and Publishing	3,440	4%
High Tech Industries	3,176	4%
Business Services	3,076	3%
Healthcare and Pharmaceuticals	2,631	3%
Automotive	2,007	2%
Construction and Building	1,552	2%
Residential	1,410	2%
Non-Durable Consumer Goods	1,262	1%
Telecommunications	1,095	1%
Electricity	1,073	1%
Wholesale	1,049	1%
Cargo Transportation	977	1%
Other (b)	400	1%
Total	$89,399	100%
__________

(a)
For the six months ended June 30, 2020, we did not recognize $2.6 million of uncollected contractual base rent from our net lease hotel properties that were adversely impacted by COVID-19 (Note 2, Note 4).

(b)	Includes ABR from tenants in the following industries: environmental industries, durable consumer goods, and consumer services.

CPA:18 – Global 6/30/2020 10-Q – 38

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
Remaining 2020	1	$2	—%
2021	2	936	1%
2022	2	113	—%
2023	12	14,525	16%
2024	16	5,280	6%
2025	6	4,623	5%
2026	5	7,514	8%
2027	6	6,108	7%
2028	4	5,310	6%
2029	3	9,069	10%
2030	2	3,961	5%
2031	4	4,992	6%
2032	5	8,707	10%
Thereafter (>2032)	11	18,259	20%
Total	79	$89,399	100%
__________

(a)	Assumes tenant does not exercise renewal option.

Lease Composition and Leasing Activities

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices, or percentage rents. As of June 30, 2020, approximately 50.0% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 48.5% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 1.7% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents are insignificant for the periods presented.

CPA:18 – Global 6/30/2020 10-Q – 39

Operating Properties

As of June 30, 2020, our operating portfolio consisted of 68 self-storage properties and two student housing operating properties. As of June 30, 2020, our operating portfolio was comprised as follows (square footage in thousands):

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

CPA:18 – Global 6/30/2020 10-Q – 40

Development Projects

As of June 30, 2020, we had the following 12 consolidated student housing development projects, including joint ventures, which remained under construction as of that date (dollars in thousands):

Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b) (c)	Amount Funded (b) (c)	Estimated Completion Date
Austin, Texas	90.0%	1	185,720	$74,469	$62,627	Q3 2020
San Sebastian, Spain (d)	100.0%	1	126,075	32,316	27,209	Q3 2020
Barcelona, Spain (d) (e)	100.0%	3	77,504	29,143	25,186	Q3 2020
Malaga, Spain (d)	100.0%	2	230,329	41,122	24,557	Q4 2020
Porto, Portugal (d)	98.5%	1	102,112	22,653	15,811	Q4 2020
Coimbra, Portugal (d)	98.5%	1	135,076	30,432	15,195	Q1 2021
Bilbao, Spain (d)	100.0%	1	179,279	48,134	11,441	Q3 2021
Seville, Spain (d)	75.0%	1	163,477	42,921	17,376	Q3 2021
Pamplona, Spain (d)	100.0%	1	91,363	27,666	10,680	Q3 2021
Swansea, United Kingdom (f)	97.0%	1	176,496	83,621	30,277	Q3 2022
Valencia, Spain (d)	98.7%	1	100,423	26,213	7,388	Q3 2022
Granada, Spain (d)	98.5%	1	75,557	21,594	4,761	Q3 2022
		15	1,643,411	$480,284	252,508
Third-party contributions (g)					(7,267)
Total					$245,241
__________

(a)	Represents our expected ownership percentage upon the completion of each respective development project.

(b)	Amounts related to our 11 international development projects are denominated in a foreign currency. For these projects, amounts are based on their respective exchange rates as of June 30, 2020.

(c)
Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees paid to our Advisor, which are all included in Real estate under construction on our condensed consolidated balance sheets.

(d)	Included as part of an agreement with a third-party to become a net-leased property upon completion of construction.

(e)	On August 4, 2020, this project was substantially completed (Note 13).

(f)	Amount funded for the project includes a $6.7 million right-of-use (“ROU”) land lease asset that is included in In-place lease and other intangible assets on our condensed consolidated balance sheets.

(g)	Amount represents the funds contributed from our joint-venture partners.

CPA:18 – Global 6/30/2020 10-Q – 41

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, and reflects exchange rates as of June 30, 2020. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

NOI — Net operating income (“NOI”) is a non-GAAP measure intended to reflect the performance of our entire portfolio of properties and investments. We define NOI as lease revenues and other operating and interest income less non-reimbursable property and corporate expenses as determined by GAAP. We believe that NOI is a helpful measure that both investors and management can use to evaluate the financial performance of our properties and it allows for comparison of our portfolio performance between periods and to other REITs. While we believe that NOI is a useful supplemental measure, it should not be considered as an alternative to Net (loss) income as an indication of our operating performance.

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

CPA:18 – Global 6/30/2020 10-Q – 42

Reconciliation of Net Income (Loss) (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss) (GAAP)	$2,339	$5,178	$(3,230)	$24,851
Adjustments:
Depreciation and amortization	14,660	17,180	29,190	32,552
Allowance for credit losses	—	—	4,865	—
Interest expense	10,354	12,044	20,843	24,401
Other gains and (losses)	(1,064)	(1,302)	1,008	(1,474)
Equity in losses of equity method investment in real estate	159	603	213	1,251
Gain on sale of real estate, net	—	(650)	—	(16,058)
Provision for (benefit from) income taxes	1,558	(867)	1,164	57
NOI related to noncontrolling interests (1)	(2,991)	(3,247)	(5,976)	(6,341)
NOI related to equity method investment in real estate (2)	339	48	970	187
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$25,354	$28,987	$49,047	$59,426

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(3,530)	$(2,100)	$(6,141)	$(6,946)
Depreciation and amortization	(1,515)	(2,006)	(3,049)	(3,616)
Interest expense	(1,086)	(1,176)	(2,220)	(2,432)
Other gains and (losses)	1,288	(105)	1,629	(215)
Gain on sale of real estate, net	—	—	—	2,874
(Provision for) benefit from income taxes	(177)	35	(140)	41
Available Cash Distributions to a related party (Note 3)	2,029	2,105	3,945	3,953
NOI related to noncontrolling interests	$(2,991)	$(3,247)	$(5,976)	$(6,341)

(2) NOI related to equity method investment in real estate:
Equity in losses of equity method investment in real estate (GAAP)	$(159)	$(603)	$(213)	$(1,251)
Depreciation and amortization	202	190	410	503
Interest expense	476	407	934	848
Other gains and (losses)	(180)	(9)	(175)	(15)
Benefit from income taxes	—	63	14	102
NOI related to equity method investment in real estate	$339	$48	$970	$187

CPA:18 – Global 6/30/2020 10-Q – 43

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net-leased	$18,256	$21,607	$38,793	$42,851
Self storage	8,897	9,330	18,735	18,430
Other operating properties	1,444	—	3,479	—
Stabilized NOI	28,597	30,937	61,007	61,281
Other NOI:
Corporate (a)	(4,664)	(5,099)	(9,775)	(9,715)
Notes receivable	710	822	1,420	2,654
Straight-line rent adjustments (b)	461	926	(5,345)	1,900
Non-core income (c)	304	—	1,842	—
Disposed properties	(33)	(109)	(54)	240
	25,375	27,477	49,095	56,360
Build-to-Suit and Development Projects (d)	(21)	(159)	(48)	(253)
Recently-opened operating properties (e)	—	1,669	—	3,319
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$25,354	$28,987	$49,047	$59,426
_________

(a)
Includes expenses such as asset management fees, the Available Cash Distributions to our Advisor, as well as other gains and (losses) that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance.

(b)	The six months ended June 30, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2).

(c)	Includes NOI related to back rents collected from tenants that were previously reserved in prior periods as well as termination income received.

(d)
The three and six months ended June 30, 2020 includes NOI for our ongoing student housing development projects. The three and six months ended June 30, 2019 includes NOI for a student housing development project that was placed into service during the third quarter of 2019, as well as phases of the Canadian self-storage properties that were placed into service during the year ended December 31, 2018. Refer to the Development Projects table above for a listing of all current projects.

(e)
The three and six months ended June 30, 2019 includes NOI for the student housing operating properties located in Portsmouth and Cardiff, United Kingdom, which were completed during the third quarter of 2018.

CPA:18 – Global 6/30/2020 10-Q – 44

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

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net (loss) income attributable to CPA:18 – Global (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Existing Net-Leased Properties
Lease revenues	$25,821	$29,295	$(3,474)	$47,836	$59,304	$(11,468)
Depreciation and amortization	(10,692)	(13,104)	2,412	(21,360)	(24,274)	2,914
Reimbursable tenant costs	(3,468)	(3,155)	(313)	(6,597)	(7,079)	482
Property expenses	(968)	(1,803)	835	(2,988)	(3,400)	412
Property level contribution	10,693	11,233	(540)	16,891	24,551	(7,660)
Recently Net-Leased Student Housing Properties
Lease revenues	346	—	346	692	—	692
Depreciation and amortization	(173)	—	(173)	(241)	—	(241)
Property expenses	(112)	—	(112)	(174)	—	(174)
Property level contribution	61	—	61	277	—	277
Existing Operating Properties
Operating property revenues	16,680	17,474	(794)	34,783	34,580	203
Operating property expenses	(6,540)	(6,610)	70	(13,264)	(13,018)	(246)
Depreciation and amortization	(3,795)	(3,753)	(42)	(7,589)	(7,589)	—
Property level contribution	6,345	7,111	(766)	13,930	13,973	(43)
Properties Sold, Held for Sale, or Transferred
Lease revenues	—	814	(814)	—	1,719	(1,719)
Operating property revenues	—	—	—	—	355	(355)
Depreciation and amortization	—	(323)	323	—	(689)	689
Reimbursable tenant costs	—	(75)	75	—	(175)	175
Property expenses	—	(234)	234	—	(419)	419
Operating property expenses	—	(5)	5	—	(63)	63
Property level contribution	—	177	(177)	—	728	(728)
Property Level Contribution	17,099	18,521	(1,422)	31,098	39,252	(8,154)
Add other income:
Interest income and other	1,081	1,444	(363)	3,498	3,363	135
Less other expenses:
Asset management fees	(2,878)	(2,859)	(19)	(5,880)	(5,728)	(152)
General and administrative	(1,956)	(2,100)	144	(3,853)	(3,859)	6
Allowance for credit losses	—	—	—	(4,865)	—	(4,865)
	13,346	15,006	(1,660)	19,998	33,028	(13,030)
Other Income and Expenses
Interest expense	(10,354)	(12,044)	1,690	(20,843)	(24,401)	3,558
Other gains and (losses)	1,064	1,302	(238)	(1,008)	1,474	(2,482)
Equity in losses of equity method investment in real estate	(159)	(603)	444	(213)	(1,251)	1,038
Gain on sale of real estate, net	—	650	(650)	—	16,058	(16,058)
	(9,449)	(10,695)	1,246	(22,064)	(8,120)	(13,944)
Income (loss) before income taxes	3,897	4,311	(414)	(2,066)	24,908	(26,974)
(Provision for) benefit from income taxes	(1,558)	867	(2,425)	(1,164)	(57)	(1,107)
Net Income (Loss)	2,339	5,178	(2,839)	(3,230)	24,851	(28,081)
Net income attributable to noncontrolling interests	(3,530)	(2,100)	(1,430)	(6,141)	(6,946)	805
Net (Loss) Income Attributable to CPA:18 – Global	$(1,191)	$3,078	$(4,269)	$(9,371)	$17,905	$(27,276)

CPA:18 – Global 6/30/2020 10-Q – 45

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

For the three and six months ended June 30, 2020 as compared to the same periods in 2019, property level contribution from existing net-leased properties decreased by $0.5 million and $7.7 million, respectively, primarily due to the adverse impact of COVID-19 on certain net lease properties. At March 31, 2020, we wrote off $7.0 million of straight-line rent receivables for certain net lease hotels. For the three months ended June 30, 2020, we did not collect and thus did not recognize $3.0 million in rent on these properties. The decrease in lease revenues for the three and six months ended June 30, 2020 was partially offset by a reduction in amortization expense, primarily due to the acceleration of in-place lease intangibles as a result of a lease restructuring at one of our properties during the second quarter of 2019.

Recently Net-Leased Student Housing Properties

Recently net-leased student housing properties are those we placed into service subsequent to December 31, 2018 or remain under construction as a development project (and are subject to net leases upon completion of construction). For the periods presented, there were 11 recently net-leased student housing properties, which is comprised of a student housing property placed into service during the third quarter of 2019, and ten ongoing student housing development projects.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2019 and were not sold during the periods presented. For the periods presented, there were 67 existing operating properties, which excludes two student housing development projects currently under construction.

For the three months ended June 30, 2020 as compared to the same period in 2019, property level contribution from existing operating properties decreased by $0.8 million, primarily due to reduced occupancy at our student housing properties in the United Kingdom impacted by the COVID-19 pandemic, as well as a $0.3 million write-off of receivables during the current year period at various self-storage properties based on a collectibility assessment at June 30, 2020.

For the six months ended June 30, 2020 as compared to the same period in 2019, property level contribution from existing operating properties was substantially flat due to higher occupancy rates in the first quarter compared to the same period in 2019, offset by the decrease for the three months ended June 30, 2020 compared to the same period in 2019.

Properties Sold, Held for Sale, or Transferred

During 2019, we sold 11 properties in our United Kingdom net lease portfolio, as well as our last multi-family residential property located in Fort Walton Beach, Florida. During the three and six months ended June 30, 2019 we recognized gains on sale of real estate, as further described below.

CPA:18 – Global 6/30/2020 10-Q – 46

Interest Income and Other

For the three months ended June 30, 2020 as compared to the same period in 2019, interest income and other decreased by $0.4 million, primarily due to a $0.3 million decrease related to one-time VAT credit notes issued during the second quarter of 2019 by the Croatian tax authorities in connection with the settlement plan for the restructure of our Fortenova (formerly Agrokor) tenant during their financial difficulties. This was offset by the second quarter 2020 collection of back rents plus VAT from the tenant that resulted from a lease restructure as part of the settlement. The lease restructure included a payment agreement to collect approximately 50% of unpaid back rents plus VAT in ten monthly installments starting in July 2019 through April 2020.

For the six months ended June 30, 2020 as compared to the same period in 2019, interest income and other increased by $0.1 million, primarily due to $0.8 million of termination income recognized during 2020 and a $0.5 million total increase from the lease restructuring in 2019 that included back rents being collected subsequent to June 30, 2019 (offset by the VAT credit notes as noted above), partially offset by a $1.2 million decrease in interest income as a result of the Mills Fleet mezzanine loan repayment in April 2019.

Asset Management Fees

Our Advisor is entitled to an annual asset management fee, which is further described in Note 3.

Allowance for Credit Losses

In accordance with our adoption of ASU 2016-13 (Note 2), we recorded an allowance for credit losses due to changes in expected economic conditions relating to a net investment in direct financing lease during the six months ended June 30, 2020 (Note 5).

Other Income and Expenses

Interest Expense

Our interest expense is directly impacted by the mortgage financings obtained, assumed, or extinguished in connection with our investing and disposition activity (Note 9).

For the three and six months ended June 30, 2020 as compared to the same periods in 2019, interest expense decreased by $1.7 million and $3.6 million, respectively, primarily due to a decrease in weighted-average interest rates on our average outstanding debt. Our average outstanding debt balance was $1.1 billion during both the three and six months ended June 30, 2020 and 2019, with weighted-average annual interest rates of 3.9% and 4.4% for the respective three months ended June 30, 2020 and 2019, and 4.0% and 4.5% for the respective six months ended June 30, 2020 and 2019.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net (loss) income. We also recognize gains or losses on foreign currencies held by entities with the U.S. dollar as their functional currency due to fluctuations in foreign exchange rates. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended June 30, 2020 as compared to the same period in 2019, net other gains and (losses) was relatively flat.

For the six months ended June 30, 2020 as compared to the same period in 2019, net other gains and (losses) decreased by $2.5 million, primarily due to a $2.8 million loss recognized in 2020 for the Ghana VAT receivable write-off as collectibility was no longer deemed probable (Note 4).

CPA:18 – Global 6/30/2020 10-Q – 47

Equity in Losses of Equity Method Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture for three self-storage facilities in Canada.

For the three months ended June 30, 2020 as compared to the same period in 2019, equity in losses of equity method investment in real estate decreased by $0.4 million, primarily due to reduced property and real estate tax expenses resulting from a lower 2019 tax assessment.

For the six months ended June 30, 2020, as compared to the same period in 2019, equity in losses of equity method investment in real estate decreased by $1.0 million, primarily due an increase in operating revenues as occupancy rates increased, as well as reduced property and real estate tax expenses.

Gain on Sale of Real Estate, Net

During the three months ended June 30, 2019, we sold two industrial properties in Edinburgh, United Kingdom for total proceeds of $3.0 million, net of closing costs, and recorded an aggregate gain on sale of $0.7 million. In addition, during the six months ended June 30, 2019, we sold our last domestic multi-family residential property, located in Fort Walton Beach, Florida, and a retail building located in Edinburgh, United Kingdom for total proceeds of $17.4 million, net of selling costs, and recorded an aggregate gain on sale of $16.6 million (which includes a $2.9 million gain attributable to noncontrolling interest). The gains on sale of real estate recognized for these dispositions were partially offset by the $1.1 million of disposition fees incurred during the six months ended June 30, 2019 in connection with certain 2018 and 2019 dispositions (Note 3).

(Provision for) Benefit from Income Taxes

Our net (provision for) benefit from income taxes is primarily related to our international properties.

For the three and six months ended June 30, 2020, we recorded net provisions for income taxes of $1.6 million and $1.2 million, respectively, primarily due to updated projections regarding the utilization of interest carryforwards at one of our net lease hotel properties in Germany and a change in tax election as part of the tax return filing for our Norwegian properties. The six months ended June 30, 2020 provision was reduced by a first quarter decrease in the deferred tax liability at the same property in Germany as a result of a straight-line rent receivable write-off based on our assessment that there was a less than 75% likelihood of collecting all remaining contractual rent at the property.

For the three months ended June 30, 2019, we recorded a net benefit from income taxes of $0.9 million, primarily due to the deferred tax asset recorded in association with the capital gains tax anticipated for the sale of our Truffle portfolio, which was to be applicable to non-residents for investments in the United Kingdom effective April 1, 2019. Our provision for income taxes during the six months ended June 30, 2019 was insignificant to our financial statements.

Net Income Attributable to Noncontrolling Interests

For the three months ended June 30, 2020 compared to the same period in 2019, net income attributable to noncontrolling interests increased by $1.4 million, primarily due to the final settlement in relation to the ongoing litigation with the joint venture partner on our previously owned Ghana investment (Note 4, Note 13).

For the six months ended June 30, 2020 compared to the same period in 2019, net income attributable to noncontrolling interests decreased by $0.8 million, primarily due to the gain on sale of our joint venture real estate disposal in the first quarter of 2019, partially offset by the Ghana settlement noted above and back rents collected in 2020 relating to a lease restructuring at one of our joint-venture properties during the second quarter of 2019.

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

CPA:18 – Global 6/30/2020 10-Q – 48

Our liquidity would be adversely affected by unanticipated costs, greater-than-anticipated operating expenses, and the adverse impact of COVID-19, such as tenants not paying rental obligations. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. Effective April 1, 2020, our Advisor agreed to receive all of its asset management fees in shares of our Class A common stock. Additionally, on July 16, 2020, we entered into a $25.0 million unsecured revolving line of credit with WPC, which has a scheduled maturity date of January 16, 2021 (Note 3, Note 13). Lastly, we may incur indebtedness by refinancing debt on existing properties, or arrange for the leveraging of any previously unfinanced property.

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, fund construction projects, service debt, and fund distributions to stockholders. Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of funding for our build-to-suit and development projects; the timing of the receipt of proceeds from, and the repayment of, non-recourse secured debt and the WPC line of credit, and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse secured debt, sales of assets, and distributions reinvested in our common stock through our DRIP to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased $3.1 million during the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to reduced rent collections at certain properties, which were adversely impacted by the COVID-19 pandemic (Note 2).

Investing Activities — Our investing activities are generally comprised of funding of development projects, capitalized property-related costs, and payment of deferred acquisition fees to our Advisor for asset acquisitions (Note 3).

Financing Activities — Our financing activities are generally comprised of borrowings, repayments and prepayments of our non-recourse secured debt, and activity relating to our common stock, which includes (i) payments of distributions to stockholders, (ii) distributions that are reinvested by stockholders in shares of our common stock through our DRIP, and (iii) repurchases of shares of our common stock pursuant to our redemption program as described below. In addition, cash paid and received in accordance with our individual agreements with our joint-venture partners are considered financing cash flow activities.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. For the six months ended June 30, 2020, we declared distributions to stockholders of $31.7 million, which were comprised of $16.6 million of cash distributions and $15.1 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through June 30, 2020, we have declared distributions to stockholders totaling $512.4 million, which were comprised of cash distributions of $249.9 million and $262.5 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. In order to create additional cash flow flexibility, we reduced our distributions declared for both Class A and Class C common stock in the second quarter of 2020 by approximately 60%, as compared to the first quarter of 2020.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Since inception, the regular quarterly cash distributions that we pay have principally been covered by FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 53.7% of total distributions declared for the six months ended June 30, 2020 (which includes a non-cash allowance for credit loss of $4.9 million and straight-line rent write-offs of $7.0 million (Note 2)). Our distribution coverage using FFO (excluding the non-cash allowance for credit loss and straight-line rent write-offs) was approximately 91.1% of total distributions declared for the six months ended June 30, 2020, while our net cash provided by operating activities fully covered total distributions declared.

CPA:18 – Global 6/30/2020 10-Q – 49

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. For the six months ended June 30, 2020, we received requests to redeem 1,299,388 and 443,648 shares of Class A and Class C common stock, respectively, comprised of 237 and 99 redemption requests, respectively, which we fulfilled at an average price of $8.30 and $8.37 per share for the Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received for the six months ended June 30, 2020. Except for redemptions sought in certain defined special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAVs. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs.

Summary of Financing

The table below summarizes our non-recourse secured debt, net (dollars in thousands):

	June 30, 2020	December 31, 2019
Carrying Value (a)
Fixed rate	$933,388	$951,748
Variable rate:
Amount subject to interest rate swaps and caps	194,303	184,361
Amount subject to floating interest rate	79,784	65,804
	274,087	250,165
	$1,207,475	$1,201,913
Percent of Total Debt
Fixed rate	77%	79%
Variable rate	23%	21%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.9%	3.9%
Variable rate (b)	3.4%	3.8%
Total debt	3.8%	3.9%
___________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $6.0 million and $5.8 million as of June 30, 2020 and December 31, 2019, respectively, and unamortized premium, net of $2.0 million and $2.1 million as of June 30, 2020 and December 31, 2019, respectively (Note 9).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

As of June 30, 2020, our cash resources consisted of cash and cash equivalents totaling $70.8 million. Of this amount, $13.9 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds. In addition, we had a restricted cash balance of $22.5 million primarily consisting of funds held in escrow per the terms of certain non-recourse mortgage loan agreements as well as the provisions set forth in our lease agreements with certain tenants. As of June 30, 2020, we had $14.2 million and $10.3 million available to borrow under our third-party and external joint-venture financing arrangements, respectively, primarily for funding of construction of certain development projects. Additionally, on July 16, 2020, we entered into a $25.0 million unsecured revolving line of credit with WPC, which is scheduled to mature on January 16, 2021 (Note 3, Note 13). Our cash resources may be used for future construction costs, working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $224.0 million as of June 30, 2020, although there can be no assurance that we would be able to obtain financing for these properties.

CPA:18 – Global 6/30/2020 10-Q – 50

Cash Requirements

During the next 12 months following the date of this Report, we expect that our cash requirements will include making payments to fund capital commitments such as development projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. Total principal payments of $149.5 million, including balloon payments totaling $140.8 million on our consolidated mortgage loan obligations, are due during the next 12 months. In addition, we may be required to pay $2.5 million in principal reduction payments for debt covenant breaches on two loans related to an equity investment (as of the date of this Report, the lender has not made such request). Lastly, we have 30 days to make payment on the awarded amount of $2.6 million to the joint venture partner of our previously owned Ghana investment (Note 13).

We believe we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through available cash and cash equivalents, restricted cash, cash received under net lease and operating lease agreements, and undrawn capacity under our construction loans. In addition, our Advisor provided us with additional cash flexibility by agreeing to receive all asset management fees in shares of our Class A common stock, effective April 1, 2020, and by providing us with a $25.0 million unsecured revolving line of credit on July 16, 2020 (Note 3, Note 13). We reduced our distributions declared for both Class A and Class C common stock in the second quarter of 2020 by approximately 60%, as compared to the first quarter of 2020, in order to enable us to retain cash and preserve financial flexibility. Lastly, if necessary, we can access additional sources of liquidity through leveraging our unleveraged properties and asset sales.

Through the date of this Report, we received 83% from tenants net lease contractual base rent that was due in the second quarter, and 90% of net lease contractual base rent that was due in July. In addition, we did not recognize $3.0 million of rent that was uncollected during the second quarter as a result of COVID-19, which reduced lease revenues in our condensed consolidated statements of operations. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) as of June 30, 2020 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,211,496	$149,474	$329,788	$579,850	$152,384
Capital commitments (b)	230,698	181,252	49,446	—	—
Interest on borrowings	167,691	44,547	72,968	41,781	8,395
External joint venture loans, including interest (c)	6,731	311	669	1,656	4,095
Deferred acquisition fees (d)	2,503	2,503	—	—	—
	$1,619,119	$378,087	$452,871	$623,287	$164,874
__________

(a)
Represents the non-recourse secured debt, net that we obtained in connection with our investments and excludes $6.0 million of deferred financing costs and $2.0 million of unamortized premium, net (Note 9).

(b)
Capital commitments is comprised of estimated construction funding for our current development projects totaling $227.8 million (Note 4), $1.9 million of outstanding commitments on development projects that have been placed into service, and $1.0 million of tenant improvement allowances at certain properties.

(c)	Comprised of loans and related interest from our joint venture partners to the jointly owned investments that we consolidate (Note 3).

CPA:18 – Global 6/30/2020 10-Q – 51

(d)
Represents deferred acquisition fees and related interest due to our Advisor as a result of our acquisitions (Note 3). These fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2020, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. As of June 30, 2020, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

CPA:18 – Global 6/30/2020 10-Q – 52

MFFO

Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-traded REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) beginning in April 2022, which is seven years following the closing of our initial public offering. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Institute for Portfolio Alternatives (the “IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect our operations. MFFO is not equivalent to our net income or loss as determined under GAAP and may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy (as currently intended). Since MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, we believe that it provides an indication of the sustainability of our operating performance after our initial property-acquisition phase. We believe that MFFO allows investors and analysts to better assess the sustainability of our operating performance now that our initial public offering is complete and the proceeds are invested. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above and is adjusted for certain items, such as accretion of discounts and amortizations of premiums on borrowings (as such adjustments are comparable to the permitted adjustments for debt investments), allowance for credit losses, non-cash accretion of environmental liabilities and amortization of ROU assets, which management believes is helpful in assessing our operating performance.

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

CPA:18 – Global 6/30/2020 10-Q – 53

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

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to CPA:18 – Global	$(1,191)	$3,078	$(9,371)	$17,905
Adjustments:
Depreciation and amortization of real property	14,660	17,264	29,190	32,720
Gain on sale of real estate, net	—	(650)	—	(16,058)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO (a)	(1,515)	(2,006)	(3,049)	(766)
Proportionate share of adjustments to equity in net income of partially owned entities	26	190	234	503
Total adjustments	13,171	14,798	26,375	16,399
FFO (as defined by NAREIT) attributable to CPA:18 – Global	11,980	17,876	17,004	34,304
Adjustments:
Other (gains) and losses (b) (c)	(978)	(862)	1,306	(879)
Straight-line and other rent adjustments (d)	(382)	(960)	5,801	(2,007)
Amortization of premiums and discounts	363	563	605	937
Above and below market rent intangible lease amortization, net (e)	(159)	(87)	(334)	(172)
Other amortization and non-cash items	139	—	219	—
Acquisition and other expenses	33	76	33	76
Allowance for credit losses (f)	—	—	4,865	—
Proportionate share of adjustments for noncontrolling interests (g)	1,239	1	1,251	24
Proportionate share of adjustments for partially owned entities	(4)	—	1	—
Total adjustments	251	(1,269)	13,747	(2,021)
MFFO attributable to CPA:18 – Global	12,231	16,607	30,751	32,283
Adjustments:
Tax expense, deferred	802	(850)	(562)	(887)
Hedging gains	473	377	958	755
Total adjustments	1,275	(473)	396	(132)
Adjusted MFFO attributable to CPA:18 – Global	$13,506	$16,134	$31,147	$32,151
__________

(a)	The six months ended June 30, 2019 includes a gain on sale with regard to our joint venture real estate disposal.

CPA:18 – Global 6/30/2020 10-Q – 54

(b)
Primarily comprised of gains and losses from foreign currency movements, gains and losses on derivatives, and loss on extinguishment of debt. The six months ended June 30, 2020 includes a $2.8 million loss to write-off the VAT receivable at Ghana as collectibility was no longer deemed probable (Note 4).

(c)
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

(d)
Amount for the six months ended June 30, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2). Under GAAP, rental receipts are recorded on a straight-line basis over the life of the lease. This may result in timing of income recognition that is significantly different than on an accrual basis.

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

(f)	In accordance with ASU 2016-13, we recorded an allowance for credit losses due to changes in expected economic conditions during the six months ended June 30, 2020 (Note 5).

(g)	The three and six months ended June 30, 2020 includes a gain as a result of the litigation settlement with the joint venture partner on our previously owned Ghana investment (Note 4, Note 13).

CPA:18 – Global 6/30/2020 10-Q – 55

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market and Credit Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. We are exposed to interest rate risk and foreign currency exchange risk, however, we generally do not use derivative instruments to hedge credit/market risks or for speculative purposes. From time to time, we may enter into foreign currency forward contracts and collars to hedge our foreign currency cash flow exposures.

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

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and to trigger a period of global economic slowdown with no known duration. At June 30, 2020, our net-lease portfolio (which excludes operating properties) had the following concentrations for property types with heightened risk as a result of the COVID-19 pandemic (as a percentage of our ABR):

•	16.3% related to hotel and leisure properties;

•	5.3% related to retail facilities (primarily from convenience and wholesale stores);

•	4.2% related to oil and gas;

•	3.9% related to advertising, printing, and publishing;

•	2.3% related to automotive; and

•	1.6% related to student housing (net lease) properties;

Our operating properties portfolio had a concentration of 5.7% (based on Stabilized NOI) in student housing properties, which has heightened risk due to the impact of the COVID-19 pandemic on the individual students from which we earn student housing revenue.

There may be an impact across all industries and geographic regions in which our tenants operate as a result of COVID-19. Given the significant uncertainty around the duration and severity of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent.

We are also exposed to further market risk as a result of tenant concentrations in certain industries and/or geographic regions, since adverse market factors (such as the COVID-19 pandemic) can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, our Advisor views our collective tenant roster as a portfolio and attempts to diversify such portfolio so that we are not overexposed to a particular industry or geographic region.

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and notes receivable investment are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions (including the ongoing impact of COVID-19) and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled (if we do not choose to repay the debt when due). Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

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

CPA:18 – Global 6/30/2020 10-Q – 56

As of June 30, 2020, a significant portion (approximately 93.4%) of our outstanding debt either bore interest at fixed rates, or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2020, each of the next four calendar years following December 31, 2020, and thereafter, based upon expected maturity dates of our debt obligations outstanding as of June 30, 2020 (in thousands):

	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total	Fair value
Fixed-rate debt (a)	$51,157	$109,776	$98,513	$152,986	$176,564	$350,006	$939,002	$946,881
Variable rate debt (a)	$34,955	$16,899	$90,058	$61,341	$22,234	$47,007	$272,494	$281,587
__________

(a)	Amounts are based on the exchange rate as of June 30, 2020, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which either have effectively been converted to a fixed rate through the use of interest rate swaps) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of June 30, 2020 by an aggregate increase of $32.9 million or an aggregate decrease of $38.1 million, respectively. Annual interest expense on our unhedged variable-rate debt as of June 30, 2020 would increase or decrease by $0.8 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates as of June 30, 2020, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and, as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. Although most of our foreign investments through the second quarter of 2020 were conducted in these currencies, we may conduct business in other currencies in the future. Volatile market conditions arising from the COVID-19 global pandemic may result in significant fluctuations in foreign currency exchange rates. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future lease payments to be received, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2020 during the remainder of 2020, each of the next four calendar years following December 31, 2020, and thereafter, are as follows (in thousands):

Lease Revenues (a) (b)	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total
Euro (c)	$22,383	$44,620	$44,600	$39,253	$36,091	$334,442	$521,389
Norwegian krone (d)	5,598	10,505	10,067	10,067	7,225	28,666	72,128
	$27,981	$55,125	$54,667	$49,320	$43,316	$363,108	$593,517

CPA:18 – Global 6/30/2020 10-Q – 57

Scheduled debt service payments (principal and interest) for mortgage notes for our foreign operations as of June 30, 2020, during the remainder of 2020, each of the next four calendar years following December 31, 2020, and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total
Euro (c)	$53,713	$73,897	$50,168	$87,349	$72,831	$12,252	$350,210
Norwegian krone (d)	3,120	42,014	3,659	3,659	3,659	92,258	148,369
British pound sterling (b)	1,053	2,101	74,614	—	—	—	77,768
	$57,886	$118,012	$128,441	$91,008	$76,490	$104,510	$576,347
__________

(a)	Amounts are based on the applicable exchange rates as of June 30, 2020. Contractual rents and debt obligations are denominated in the functional currency of the country where each property is located.

(b)
The revenues generated from our student housing operating properties located in the United Kingdom are excluded, as they do not meet the criteria of non-cancelable operating leases. We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of June 30, 2020 of $0.8 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of June 30, 2020 of $1.7 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Norwegian krone and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow as of June 30, 2020 of $0.8 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding as of June 30, 2020.

CPA:18 – Global 6/30/2020 10-Q – 58

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2020 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 6/30/2020 10-Q – 59

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

We face risks related to the global COVID-19 pandemic, which has and is likely to continue to adversely affect global, national, and local economies and the global financial markets. The impact of the COVID-19 pandemic both in the United States and globally has been rapidly evolving. The outbreak has triggered a period of global economic slowdown with no known duration and is expected to have a continuing adverse impact on commercial and economic activity, leading to uncertainty in market conditions for the foreseeable future. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the COVID-19 pandemic is currently unknown. Consequently, the COVID-19 pandemic presents material risks with respect to our performance and financial results, including to our results of operations and NAVs, to the estimated fair values of our investments and properties, increasing the risk of deterioration in the financial condition of our tenants (which could negatively impact defaults and occupancy, among other metrics), and subjecting us to potential risks arising from rapid changes in law and regulatory policy.

Our Advisor is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our tenants and properties. The ongoing economic downturn and market volatility has eroded the financial conditions of certain of our tenants and operating properties, which could materially adversely affect our financial condition (including our ability to maintain our current distributions levels or redemption program), liquidity, results of operations, and prospects, as well as our NAVs. Given the significant uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact that it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding historical rent collections should not serve as an indication of expected future rent collections. Our Advisor continues to actively engage our tenants in discussions regarding the impact of the COVID-19 pandemic on their business operations, liquidity, ability to pay rent and other payments due to us and other parties, as well as their overall financial position.

It is likely that the COVID-19 pandemic will continue to cause severe economic, market, and other disruptions worldwide. We cannot assure you that conditions in the bank lending and other financial markets will not continue to deteriorate as a result of the pandemic, causing our access to funding to become constrained, which could adversely affect our ability to meet our financial covenants, the terms or even availability of future borrowings, renewals, and refinancings. The extent to which COVID-19 impacts our operations will depend on future developments, including the duration of the outbreak and actions taken to contain COVID-19 or mitigate its impacts, all of which are highly uncertain and cannot be predicted with confidence.

CPA:18 – Global 6/30/2020 10-Q – 60

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2020, we issued 288,652 shares of our Class A common stock to our Advisor as consideration for asset management fees, which were issued at our most recently published NAV at the date of issuance. The shares issued for April and May 2020 (167,925 shares) were based on the NAV as of December 31, 2019 ($8.94), and the shares issued in June 2020 (120,727 shares) were based on the NAV as of March 31, 2020 ($8.29). In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended June 30, 2020:

	Class A		Class C
2020 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
April 1-30	—	$—	—	$—	N/A	N/A
May 1-31	—	—	—	—	N/A	N/A
June 1-30	616,397	8.00	179,380	8.06	N/A	N/A
Total	616,397		179,380
___________

(a)
Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended June 30, 2020, we received 99 and 42 redemption requests for Class A and Class C common stock, respectively. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the three months ended June 30, 2020. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published NAVs.

CPA:18 – Global 6/30/2020 10-Q – 61

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
Filed herewith

10.2	Loan Agreement, dated as of July 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 22, 2020

10.3	Promissory Note, made as of July 16, 2020, by CPA:18 Limited Partnership, as Borrower	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 22, 2020

10.4	Payment Guaranty, made as of July 16, 2020, by Corporate Property Associates 18 – Global Incorporated, as Guarantor, in favor of W. P. Carey Inc., as Lender.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 22, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CPA:18 – Global 6/30/2020 10-Q – 62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	August 11, 2020
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	August 11, 2020
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

CPA:18 – Global 6/30/2020 10-Q – 63

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
Filed herewith

10.2	Loan Agreement, dated as of July 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 22, 2020

10.3	Promissory Note, made as of July 16, 2020, by CPA:18 Limited Partnership, as Borrower	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 22, 2020

10.4	Payment Guaranty, made as of July 16, 2020, by Corporate Property Associates 18 – Global Incorporated, as Guarantor, in favor of W. P. Carey Inc., as Lender.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 22, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith