Form 10-Q
period 2020-09-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2020-11-10
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

Registrant has 119,152,778 shares of Class A common stock, $0.001 par value, and 32,236,778 shares of Class C common stock, $0.001 par value, outstanding at November 6, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; the timing of any future liquidity event; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to the effects of pandemics and global outbreaks of contagious diseases (such as the current COVID-19 pandemic) or the fear of such outbreaks, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2019 (the “2019 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the condensed consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).
CPA:18 – Global 9/30/2020 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,285,128	$1,200,645
Operating real estate — Land, buildings and improvements	589,142	512,485
Real estate under construction	216,383	235,751
Net investments in direct financing leases	30,446	42,054
In-place lease and other intangible assets	284,780	284,097
Investments in real estate	2,405,879	2,275,032
Accumulated depreciation and amortization	(373,881)	(328,312)
Net investments in real estate	2,031,998	1,946,720
Cash and cash equivalents	48,535	144,148
Accounts receivable and other assets, net	143,496	143,935
Total assets (a)	$2,224,029	$2,234,803
Liabilities and Equity
Non-recourse secured debt, net	$1,241,910	$1,201,913
Accounts payable, accrued expenses and other liabilities	148,073	147,098
Due to affiliates	9,078	11,376
Distributions payable	8,869	22,745
Total liabilities (a)	1,407,930	1,383,132
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 118,632,806 and 117,179,578 shares, respectively, issued and outstanding	118	117
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 32,318,704 and 32,238,513 shares, respectively, issued and outstanding	32	32
Additional paid-in capital	1,333,723	1,319,584
Distributions and accumulated losses	(523,819)	(470,326)
Accumulated other comprehensive loss	(48,807)	(56,535)
Total stockholders’ equity	761,247	792,872
Noncontrolling interests	54,852	58,799
Total equity	816,099	851,671
Total liabilities and equity	$2,224,029	$2,234,803
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 9/30/2020 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Lease revenues — net-leased	$25,805	$29,596	$74,333	$90,619
Lease revenues — operating real estate	16,976	17,405	51,427	51,967
Other operating and interest income	401	2,090	4,230	5,826
	43,182	49,091	129,990	148,412
Operating Expenses
Depreciation and amortization	15,565	18,163	44,755	50,715
Operating real estate expenses	7,291	7,370	20,555	20,451
Property expenses, excluding reimbursable tenant costs	4,337	4,751	13,379	14,298
Reimbursable tenant costs	2,261	3,242	8,857	10,496
General and administrative	2,024	2,211	5,877	6,070
Allowance for credit losses	—	—	4,865	—
	31,478	35,737	98,288	102,030
Other Income and Expenses
Interest expense	(10,815)	(11,739)	(31,658)	(36,140)
Gain on sale of real estate, net	3,285	8,548	3,285	24,606
Other gains and (losses)	1,068	258	60	1,732
Equity in losses of equity method investment in real estate	(173)	(337)	(386)	(1,588)
	(6,635)	(3,270)	(28,699)	(11,390)
Income before income taxes	5,069	10,084	3,003	34,992
(Provision for) benefit from income taxes	(420)	380	(1,584)	323
Net Income	4,649	10,464	1,419	35,315
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,168, $1,619, $5,113, and $5,572, respectively)	(1,346)	(1,505)	(7,487)	(8,451)
Net Income (Loss) Attributable to CPA:18 – Global	$3,303	$8,959	$(6,068)	$26,864
Class A Common Stock
Net income (loss) attributable to CPA:18 – Global	$2,607	$7,048	$(4,719)	$21,145
Basic and diluted weighted-average shares outstanding	118,715,886	116,843,927	118,389,942	116,188,858
Basic and diluted earnings (loss) per share	$0.02	$0.06	$(0.04)	$0.18
Class C Common Stock
Net income (loss) attributable to CPA:18 – Global	$696	$1,911	$(1,349)	$5,719
Basic and diluted weighted-average shares outstanding	32,442,454	32,226,626	32,460,383	32,056,045
Basic and diluted earnings (loss) per share	$0.02	$0.06	$(0.04)	$0.18

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 9/30/2020 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$4,649	$10,464	$1,419	$35,315
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	23,387	(21,817)	11,611	(22,401)
Unrealized (loss) gain on derivative instruments	(401)	670	(3,168)	(1,539)
	22,986	(21,147)	8,443	(23,940)
Comprehensive Income (Loss)	27,635	(10,683)	9,862	11,375

Amounts Attributable to Noncontrolling Interests
Net income	(1,346)	(1,505)	(7,487)	(8,451)
Foreign currency translation adjustments	(1,862)	2,196	(733)	2,023
Unrealized loss on derivative instruments	15	—	18	—
Comprehensive (income) loss attributable to noncontrolling interests	(3,193)	691	(8,202)	(6,428)
Comprehensive Income (Loss) Attributable to CPA:18 – Global	$24,442	$(9,992)	$1,660	$4,947

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2020 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at July 1, 2020	118,259,860	$118	32,369,603	$32	$1,331,025	$(518,253)	$(69,946)	$742,976	$59,540	$802,516
Shares issued	404,276	—	97,327	—	4,159			4,159		4,159
Shares issued to affiliate	335,514	—			2,795			2,795		2,795
Shares issued to directors	9,650	—			80			80		80
Contributions from noncontrolling interests								—	103	103
Distributions to noncontrolling interests								—	(7,984)	(7,984)
Distributions declared ($0.0625 and $0.0450 per share to Class A and Class C, respectively)						(8,869)		(8,869)		(8,869)
Net income						3,303		3,303	1,346	4,649
Other comprehensive income:
Foreign currency translation adjustments							21,525	21,525	1,862	23,387
Unrealized loss on derivative instruments							(386)	(386)	(15)	(401)
Repurchase of shares	(376,494)	—	(148,226)	—	(4,336)			(4,336)		(4,336)
Balance at September 30, 2020	118,632,806	$118	32,318,704	$32	$1,333,723	$(523,819)	$(48,807)	$761,247	$54,852	$816,099

Balance at July 1, 2019	116,033,328	$115	32,002,614	$32	$1,306,923	$(439,622)	$(53,559)	$813,889	$63,084	$876,973
Shares issued	961,464	1	293,499	—	10,954			10,955		10,955
Shares issued to affiliate	164,461	—			1,455			1,455		1,455
Shares issued to directors	9,164	—			80			80		80
Distributions to noncontrolling interests								—	(3,698)	(3,698)
Distributions declared ($0.1563 and $0.1376 per share to Class A and Class C, respectively)						(22,627)		(22,627)		(22,627)
Net income						8,959		8,959	1,505	10,464
Other comprehensive loss:
Foreign currency translation adjustments							(19,621)	(19,621)	(2,196)	(21,817)
Unrealized gain on derivative instruments							670	670		670
Repurchase of shares	(662,881)	—	(190,321)	—	(7,304)			(7,304)		(7,304)
Balance at September 30, 2019	116,505,536	$116	32,105,792	$32	$1,312,108	$(453,290)	$(72,510)	$786,456	$58,695	$845,151

CPA:18 – Global 9/30/2020 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2020	117,179,578	$117	32,238,513	$32	$1,319,584	$(470,326)	$(56,535)	$792,872	$58,799	$851,671
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Note 2)						(6,903)		(6,903)		(6,903)
Shares issued	2,308,185	2	677,715	1	26,029			26,032		26,032
Shares issued to affiliate	793,211	1			6,778			6,779		6,779
Shares issued to directors	9,650	—			80			80		80
Contributions from noncontrolling interests								—	699	699
Distributions to noncontrolling interests								—	(12,848)	(12,848)
Distributions declared ($0.2813 and $0.2270 per share to Class A and Class C, respectively)						(40,522)		(40,522)		(40,522)
Net (loss) income						(6,068)		(6,068)	7,487	1,419
Other comprehensive income:
Foreign currency translation adjustments							10,878	10,878	733	11,611
Unrealized loss on derivative instruments							(3,150)	(3,150)	(18)	(3,168)
Repurchase of shares	(1,657,818)	(2)	(597,524)	(1)	(18,748)			(18,751)		(18,751)
Balance at September 30, 2020	118,632,806	$118	32,318,704	$32	$1,333,723	$(523,819)	$(48,807)	$761,247	$54,852	$816,099

Balance at January 1, 2019	114,589,333	$114	31,641,265	$32	$1,290,888	$(411,464)	$(50,593)	$828,977	$66,993	$895,970
Cumulative-effect adjustment for the adoption of ASU 2016-02, Leases (Topic 842)						(1,108)		(1,108)		(1,108)
Shares issued	2,886,630	3	884,732	1	32,921			32,925		32,925
Shares issued to affiliate	549,408	1			4,816			4,817		4,817
Shares issued to directors	9,164	—			80			80		80
Contributions from noncontrolling interests								—	2,511	2,511
Distributions to noncontrolling interests								—	(17,237)	(17,237)
Distributions declared ($0.4689 and $0.4125 per share to Class A and Class C, respectively)						(67,582)		(67,582)		(67,582)
Net income						26,864		26,864	8,451	35,315
Other comprehensive loss:
Foreign currency translation adjustments							(20,378)	(20,378)	(2,023)	(22,401)
Unrealized loss on derivative instruments							(1,539)	(1,539)		(1,539)
Repurchase of shares	(1,528,999)	(2)	(420,205)	(1)	(16,597)			(16,600)		(16,600)
Balance at September 30, 2019	116,505,536	$116	32,105,792	$32	$1,312,108	$(453,290)	$(72,510)	$786,456	$58,695	$845,151

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 9/30/2020 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$64,637	$71,662
Cash Flows — Investing Activities
Funding for development projects	(124,091)	(83,044)
Value added taxes paid in connection with construction funding	(7,288)	(5,499)
Proceeds from sale of real estate	6,101	51,297
Capital expenditures on real estate	(5,834)	(2,206)
Value added taxes refunded in connection with construction funding	3,064	8,819
Payment of deferred acquisition fees to an affiliate	(2,619)	(3,628)
Other investing activities, net	(1,317)	159
Return of capital from equity investment	1,135	3,159
Capital contributions to equity investment	(840)	(547)
Proceeds from repayment of notes receivable	—	35,954
Proceeds from insurance settlements	—	1,084
Net Cash (Used in) Provided by Investing Activities	(131,689)	5,548
Cash Flows — Financing Activities
Distributions paid	(54,398)	(67,218)
Proceeds from mortgage financing	53,464	36,445
Proceeds from issuance of shares	24,525	31,365
Repurchase of shares	(18,751)	(16,600)
Scheduled payments and prepayments of mortgage principal	(15,197)	(49,799)
Distributions to noncontrolling interests	(12,848)	(15,406)
Payment of financing costs	(1,938)	(374)
Contributions from noncontrolling interests	699	2,511
Other financing activities, net	(60)	235
Net Cash Used in Financing Activities	(24,504)	(78,841)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(290)	(2,140)
Net decrease in cash and cash equivalents and restricted cash	(91,846)	(3,771)
Cash and cash equivalents and restricted cash, beginning of period	163,398	190,838
Cash and cash equivalents and restricted cash, end of period	$71,552	$187,067

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 9/30/2020 10-Q – 7

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

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (the “Operating Partnership”), and as of September 30, 2020 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

As of September 30, 2020, our net lease portfolio was comprised of full or partial ownership interests in 48 properties, substantially all of which were fully-occupied and triple-net leased to 64 tenants totaling 9.7 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 68 self-storage properties, nine student housing development projects (eight of which will become subject to net lease agreements upon their completion) and three student housing operating properties, totaling approximately 5.7 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is primarily comprised of our investments in student housing operating properties and multi-family residential properties (our last multi-family residential property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments, one of which was repaid during the second quarter of 2019. Our reportable business segments and All Other category are the same as our reporting units (Note 13).

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our offering. In addition, from inception through September 30, 2020, $204.0 million and $58.4 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”).

CPA:18 – Global 9/30/2020 10-Q – 8

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

As of September 30, 2020, we considered 17 entities to be VIEs, 16 of which we consolidated as we are considered the primary beneficiary. As of December 31, 2019, we considered 19 entities to be VIEs, 18 of which we consolidated. The following table presents a summary of selected financial data of the consolidated VIEs included in the condensed consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Real estate — Land, buildings and improvements	$359,973	$359,886
Real estate under construction	215,808	233,220
In-place lease intangible assets	102,991	101,198
Accumulated depreciation and amortization	(90,779)	(78,598)
Total assets	691,136	642,648

Non-recourse secured debt, net	$302,309	$276,124
Total liabilities	355,168	330,549

As of both September 30, 2020 and December 31, 2019, we had one unconsolidated VIE, which we account for under the equity method of accounting. We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of the entity. As of September 30, 2020 and December 31, 2019, the net carrying amount of this equity investment was $13.9 million and $14.9 million, respectively, and our maximum exposure to loss in this entity is limited to our investment.

CPA:18 – Global 9/30/2020 10-Q – 9

Notes to Condensed Consolidated Financial Statements (Unaudited)
COVID-19

The global COVID-19 pandemic has created significant uncertainty and economic disruption, both in the near-term and likely longer-term. The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses.

Our Advisor is closely monitoring the impact of COVID-19 on all aspects of our business, including how it will impact our portfolio and tenant credit health (including our tenants’ ability to pay rent), as well as our liquidity, capital allocation, and balance sheet management. Our Advisor continues to actively engage in discussions with our tenants and the third-party managers of our operating properties regarding the impact of COVID-19 on their business operations, liquidity, prospects, and financial position.

For the three and nine months ended September 30, 2020, approximately $3.6 million and $6.6 million, respectively, of rent was not collected due to the adverse impact of COVID-19, which reduced lease revenues in our condensed consolidated statements of operations for those periods.

Foreign Currencies

We are subject to fluctuations in exchange rates between foreign currencies and the U.S. dollar (primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling). The following table reflects the end-of-period rate of the U.S. dollar in relation to foreign currencies:

	September 30, 2020	December 31, 2019	Percent Change
British Pound Sterling	$1.2833	$1.3204	(2.8)%
Euro	1.1708	1.1234	4.2%
Norwegian Krone	0.1055	0.1139	(7.4)%

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

Revenue Recognition

Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectibility is assessed for each tenant receivable using various criteria including credit ratings, guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectibility of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the nine months ended September 30, 2020, we wrote off $7.0 million in straight-line rent receivables based on our current assessment of less than a 75% likelihood of collecting all remaining contractual rent on certain net lease hotels. Additionally, we did not recognize $3.6 million and $6.6 million of rent that was not collected during the three and nine months ended September 30, 2020, respectively (as discussed in the COVID-19 section above).

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$48,535	$144,148
Restricted cash (a)	23,017	19,250
Total cash and cash equivalents and restricted cash	$71,552	$163,398
__________
CPA:18 – Global 9/30/2020 10-Q – 10

Notes to Condensed Consolidated Financial Statements (Unaudited)
(a)Restricted cash is included within Accounts receivable and other assets, net on our condensed consolidated balance sheets.

Deferred Income Taxes

Our deferred tax liabilities were $46.8 million and $48.6 million at September 30, 2020 and December 31, 2019, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements. Our deferred tax assets, net of valuation allowances, was $1.5 million and $1.4 million at September 30, 2020 and December 31, 2019, respectively, and are included in Accounts receivable and other assets, net in the condensed consolidated financial statements.

Recent Accounting Pronouncements

Pronouncements Adopted as of September 30, 2020

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

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, development, day-to-day management, and disposition of real estate and related assets and mortgage loans. We also reimburse our Advisor for general and administrative duties performed on our behalf. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days written notice without cause or penalty.

On July 16, 2020, we entered into a $25.0 million unsecured revolving line of credit with WPC. The line of credit bears an interest rate equal to LIBOR plus 1.05%, and is currently scheduled to mature on January 16, 2021. As of September 30, 2020, we have not drawn on the line of credit.

CPA:18 – Global 9/30/2020 10-Q – 11

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jointly Owned Investments

As of September 30, 2020, we owned interests ranging from 50% to 100% in jointly owned investments, with the remaining interests held by affiliates or by third parties. Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures, with the exception of our sole equity investment (Note 4), which we account for under the equity method of accounting.

Other Transactions with our Affiliates

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amounts Included in the Condensed Consolidated Statements of Operations
Asset management fees	$2,978	$2,929	$8,858	$8,656
Available Cash Distributions	1,168	1,619	5,113	5,572
Personnel and overhead reimbursements	696	1,080	2,027	2,661
Interest expense on deferred acquisition fees and external joint venture loans	116	128	371	383
Disposition fees	—	—	—	1,117
	$4,958	$5,756	$16,369	$18,389

Acquisition Fees Capitalized
Capitalized personnel and overhead reimbursements	$26	$2	$96	$91
Current acquisition fees	—	—	110	695
Deferred acquisition fees	—	—	88	555
	$26	$2	$294	$1,341

The following table presents a summary of amounts included in Due to affiliates in the condensed consolidated financial statements (in thousands):

	September 30, 2020	December 31, 2019
Due to Affiliates
External joint venture loans, accounts payable, and other (a)	$5,873	$5,951
Acquisition fees, including accrued interest	1,900	4,464
Asset management fees payable	1,305	961
	$9,078	$11,376
___________
(a)Includes loans from our joint venture partners to the jointly owned investments that we consolidate. As of September 30, 2020 and December 31, 2019, loans due to our joint venture partners, including accrued interest, were $5.1 million and $4.6 million, respectively.

CPA:18 – Global 9/30/2020 10-Q – 12

Notes to Condensed Consolidated Financial Statements (Unaudited)
Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock, at our board of directors’ election in consultation with our Advisor. For any portion of fees our Advisor receives in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $8.41 as of June 30, 2020. Effective January 1, 2019, our Advisor agreed to receive 50% of the asset management fees in shares of our Class A common stock and 50% in cash. Effective April 1, 2020, our Advisor agreed to receive all of its asset management fees in shares of our Class A common stock. As of September 30, 2020, our Advisor owned 6,547,095 shares, or 4.3%, of our outstanding Class A common stock. Asset management fees are included in Property expenses, excluding reimbursable tenant costs in the condensed consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the periods ended September 30, 2020 and December 31, 2019. The preferred return will continue to be assessed on a cumulative basis for the remainder of the fiscal year. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the condensed consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the Advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

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

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, which as of September 30, 2020 included Carey European Student Housing Fund I L.P (WPC’s advisory agreements with Carey Watermark Investors Incorporated and Carey Watermark Investors 2 Incorporated were terminated on April 13, 2020).

We reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. In addition, we reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including professional fees, and office expenses. We do not reimburse our Advisor for salaries and benefits paid to our named executive officers or for the cost of personnel that provide services for transactions for where our Advisor receives a fee (such as for acquisitions and dispositions). Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% of our pro rata total revenues for each of 2020 and 2019. Our Advisor allocates overhead expenses to us based upon the percentage that our full-time employee equivalents comprised of the Advisor’s total full-time employee equivalents. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories. In general, personnel and overhead reimbursements are included in General and administrative expenses in the condensed consolidated financial statements.

CPA:18 – Global 9/30/2020 10-Q – 13

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

Loan with Affiliate

On August 10, 2020, we entered into a facility agreement with one of our joint venture student housing partners, Crown Students Limited Liability Partnership (“Crown”), to provide a loan of $1.5 million (amount based on the exchange rate of the British pound sterling on the date of the loan). Interest will accrue at a fixed rate of 8.0% per annum and is payable on the loan’s scheduled maturity date of December 31, 2021. The loan is collateralized by Crown’s equity interests in three jointly owned student housing investments located in the United Kingdom. The loan is included in Accounts receivable and other assets, net in the condensed consolidated balance sheet. During the three months ended September 30, 2020, we recognized less than $0.1 million in interest income from this loan, which is included in Other gains and (losses) in our condensed consolidated statements of operations.

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2020 (a)	December 31, 2019
Land	$212,957	$196,693
Buildings and improvements	1,072,171	1,003,952
Less: Accumulated depreciation	(158,199)	(135,922)
	$1,126,929	$1,064,723
___________
(a)Amounts include two recently completed student housing properties located in Spain (subject to net lease agreements), as further described in the “Real Estate Under Construction” section below.

The carrying value of our Real Estate — Land, buildings and improvements increased by $7.1 million from December 31, 2019 to September 30, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our real estate was $7.7 million and $7.1 million for the three months ended September 30, 2020 and 2019, respectively, and $22.1 million and $22.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Dispositions of Real Estate

During the nine months ended September 30, 2020, one of our properties was sold through eminent domain. As a result, the carrying value of our real estate properties decreased by $2.5 million from December 31, 2019 to September 30, 2020.

CPA:18 – Global 9/30/2020 10-Q – 14

Notes to Condensed Consolidated Financial Statements (Unaudited)
Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage and student housing properties (not subject to net lease agreements), is summarized as follows (in thousands):

	September 30, 2020 (a)	December 31, 2019
Land	$88,629	$78,240
Buildings and improvements	500,513	434,245
Less: Accumulated depreciation	(68,841)	(57,237)
	$520,301	$455,248
___________
(a)Amounts include the recently completed student housing operating property located in Austin, Texas, as further described in the “Real Estate Under Construction” section below.

The carrying value of our Operating real estate — land, buildings and improvements decreased by $3.2 million from December 31, 2019 to September 30, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our operating real estate was $4.1 million and $4.0 million for the three months ended September 30, 2020 and 2019, respectively, and $11.7 million and $11.6 million, for both the nine months ended September 30, 2020 and 2019, respectively.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease revenues — net-leased
Lease income — fixed (a)	$22,184	$24,797	$61,267	$75,598
Lease income — variable (b)	3,187	3,859	11,064	12,177
Total operating lease income (c)	$25,371	$28,656	$72,331	$87,775

Lease revenues — operating real estate
Lease income — fixed	$16,454	$16,758	$49,770	$50,038
Lease income — variable (d)	522	647	1,657	1,929
Total operating lease income	$16,976	$17,405	$51,427	$51,967
___________
(a)The nine months ended September 30, 2020 includes a $7.0 million write-off of straight-line rent receivables based on our current assessment of less than 75% likelihood of collecting all remaining contractual rent on certain net lease hotels. For the three and nine months ended September 30, 2020, approximately $3.1 million and $5.7 million, respectively, of rent for these properties was not collected, and thus not recognized (Note 2).
(b)Includes (i) rent increases based on changes in the Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
(c)Excludes interest income from direct financing leases of $0.4 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $2.0 million and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively (Note 5). Interest income from direct financing leases is included in Lease revenues — net-leased in the condensed consolidated statements of operations.
(d)Primarily comprised of late fees and administrative fees revenues.

CPA:18 – Global 9/30/2020 10-Q – 15

Notes to Condensed Consolidated Financial Statements (Unaudited)
Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Nine Months Ended September 30, 2020
Beginning balance	$235,751
Placed into service	(156,984)
Capitalized funds	121,279
Foreign currency translation adjustments	9,902
Capitalized interest	6,435
Ending balance	$216,383

Placed into Service

During the nine months ended September 30, 2020, we completed and placed into service the following student housing properties (dollars in thousands):

Property Location(s)	Reclassified to	Date of Completion	Total Capitalized Costs (a) (b)
Austin, Texas	Operating real estate — Land, buildings and improvements	8/4/2020	$78,780
Barcelona, Spain (c)	Real estate — Land, buildings and improvements	8/4/2020	33,425
San Sebastian, Spain (c)	Real estate — Land, buildings and improvements	8/20/2020	38,528
			$150,733
___________
(a)Amount includes capitalized interest and acquisition fees payable to our Advisor (Note 3).
(b)Amounts related to our international student housing properties are denominated in a foreign currency. For these properties, amounts reflect the applicable exchange rate on the date that the assets were placed into service.
(c)Upon completion, these properties became subject to individual net lease agreements with minimum fixed rents.

In addition, during the nine months ended September 30, 2020, we placed into service approximately $6.3 million in capital investment projects at three of our net lease properties (non-cash investing activity).

Capitalized Funds

During the nine months ended September 30, 2020, total capitalized funds primarily related to construction draws for our student housing development projects, and includes accrued costs of $20.0 million, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes interest incurred during construction as well as amortization of the mortgage discount and deferred financing costs, which totaled $6.4 million during the nine months ended September 30, 2020, and is a non-cash investing activity.

Ending Balance

As of September 30, 2020, we had nine ongoing student housing development projects, and aggregate unfunded commitments of approximately $200.9 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

CPA:18 – Global 9/30/2020 10-Q – 16

Notes to Condensed Consolidated Financial Statements (Unaudited)
Ghana Settlement Update

In relation to the ongoing litigation with our former joint venture partner, the arbitrator issued a final decision and awarded the joint venture partner $2.6 million in damages during the nine months ended September 30, 2020. As of September 30, 2020, all amounts payable to the joint venture partner have been paid.

In addition, during the nine months ended September 30, 2020, the collectibility of the value added tax (“VAT”) receivable to be refunded by the Ghanaian government was no longer deemed probable. As such, we recorded a $2.8 million loss to write-off the VAT receivable during the nine months ended September 30, 2020, which is included within Other gains and (losses) on our condensed consolidated statements of operations.

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

As of September 30, 2020 and December 31, 2019, our total equity investment balance for these self-storage properties was $13.9 million and $14.9 million, respectively, which is included in Accounts receivable and other assets, net in the condensed consolidated financial statements. As of September 30, 2020 and December 31, 2019, the joint venture had total third-party recourse debt of $30.8 million and $32.2 million, respectively.

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

Notes Receivable

As of September 30, 2020, our notes receivable consisted of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. Interest-only payments at a rate of 10% per annum are due through its maturity date. As of both September 30, 2020 and December 31, 2019, the balance for this note receivable remained $28.0 million. On July 28, 2020, we were notified that the borrower has defaulted on the mortgage loan senior to our mezzanine tranche. We are currently evaluating our rights and options in connection with the senior loan default.

We did not recognize interest income for the three months ended September 30, 2020. We recognized interest income of $1.4 million for the nine months ended September 30, 2020, and $0.7 million and $3.4 million for the three and nine months ended September 30, 2019, respectively. Interest income from our notes receivables are included in Other operating and interest income in our condensed consolidated statements of operations.

CPA:18 – Global 9/30/2020 10-Q – 17

Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Lease payments receivable	$52,683	$55,278
Unguaranteed residual value	39,401	39,401
	92,084	94,679
Less: unearned income	(49,870)	(52,625)
Less: allowance for credit losses (a)	(11,768)	—
	$30,446	$42,054
___________
(a)Upon our adoption of ASU 2016-13 on January 1, 2020, we applied changes in loss reserves through a cumulative-effect adjustment to retained earnings totaling $6.9 million (Note 2). In addition, during the nine months ended September 30, 2020, due to changes in expected economic conditions, we recorded an allowance for credit losses of $4.9 million, which was included in Allowance for credit losses in our condensed consolidated statements of operations.

Interest income from direct financing leases was $0.4 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $2.0 million and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in Lease revenues — net-leased in our condensed consolidated statements of operations.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. Due to changes in expected economic conditions, we recorded an allowance for credit losses (as noted above). As of December 31, 2019, we had no significant finance receivable balances that were past due. Additionally, there were no material modifications of finance receivables during the nine months ended September 30, 2020.

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

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
1 – 3	3	4	$16,947	$45,457
4	1	1	28,000	24,597
5	1	—	13,499	—
	0		$58,446	$70,054

Note 6. Intangible Assets and Liabilities

In-place lease and above-market rent intangibles are included in In-place lease and other intangible assets in the condensed consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

Goodwill is included in our Net Lease segment and included in Accounts receivable and other assets, net in the condensed consolidated financial statements. As a result of foreign currency translation adjustments, goodwill decreased from $26.0 million as of December 31, 2019 to $25.2 million as of September 30, 2020.

CPA:18 – Global 9/30/2020 10-Q – 18

Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible assets and liabilities are summarized as follows (in thousands):

		September 30, 2020			December 31, 2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	6 – 23	$238,781	$(142,076)	$96,705	$238,771	$(131,012)	$107,759
Above-market rent	7 – 30	10,387	(4,765)	5,622	10,257	(4,141)	6,116
		249,168	(146,841)	102,327	249,028	(135,153)	113,875
Indefinite-Lived Intangible Assets
Goodwill		25,187	—	25,187	26,024	—	26,024
Total intangible assets		$274,355	$(146,841)	$127,514	$275,052	$(135,153)	$139,899

Finite-Lived Intangible Liabilities
Below-market rent	6 – 30	$(14,698)	$7,396	$(7,302)	$(14,974)	$6,627	$(8,347)
Total intangible liabilities		$(14,698)	$7,396	$(7,302)	$(14,974)	$6,627	$(8,347)

Net amortization of intangibles, including the effect of foreign currency translation, was $3.6 million and $7.0 million for the three months ended September 30, 2020 and 2019, respectively, and $10.6 million and $16.8 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; and amortization of in-place lease intangibles is included in Depreciation and amortization on our condensed consolidated statements of operations.

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
CPA:18 – Global 9/30/2020 10-Q – 19

Notes to Condensed Consolidated Financial Statements (Unaudited)

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and nine months ended September 30, 2020 and 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our condensed consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse secured debt, net (a) (b)	3	$1,241,910	$1,263,309	$1,201,913	$1,239,004
Notes receivable (c)	3	28,000	30,300	28,000	30,300
___________
(a)As of September 30, 2020 and December 31, 2019, the carrying value of Non-recourse secured debt, net includes unamortized deferred financing costs of $6.5 million and $5.8 million, respectively, and unamortized premium, net of $2.2 million and $2.1 million, respectively (Note 9).
(b)We determined the estimated fair value of our Non-recourse secured debt, net using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.
(c)We determined the estimated fair value of our Notes receivable using a discounted cash flow model with rates that take into account the credit of the tenant/obligor, order of payment tranches, and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both September 30, 2020 and December 31, 2019.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2019 Annual Report. As of both September 30, 2020 and December 31, 2019, no cash collateral had been posted or received for any of our derivative positions.

CPA:18 – Global 9/30/2020 10-Q – 20

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Foreign currency collars	Accounts receivable and other assets, net	$975	$1,444	$—	$—
Foreign currency forward contracts	Accounts receivable and other assets, net	119	861	—	—
Interest rate caps	Accounts receivable and other assets, net	33	116	—	—
Interest rate swaps	Accounts receivable and other assets, net	—	53	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(3,880)	(1,991)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(23)	—
		1,127	2,474	(3,903)	(1,991)
Derivatives Not Designated as Hedging Instruments
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(31)	(48)
		—	—	(31)	(48)
Total derivatives		$1,127	$2,474	$(3,934)	$(2,039)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

	Amount of Loss Recognized on Derivatives in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Foreign currency collars	$(810)	$1,313	$(310)	$2,034
Interest rate swaps	708	(537)	(1,942)	(2,952)
Foreign currency forward contracts	(249)	(108)	(742)	(626)
Interest rate caps	(50)	2	(174)	5
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	(16)	71	113	53
Foreign currency forward contracts	—	8	—	23
Total	$(417)	$749	$(3,055)	$(1,463)
___________
(a)The changes in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).
CPA:18 – Global 9/30/2020 10-Q – 21

Notes to Condensed Consolidated Financial Statements (Unaudited)

		Amount of Gain on Derivatives Reclassified from Other Comprehensive Income (Loss) into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Interest rate swaps	Interest expense	$(881)	$(35)	$(1,494)	$14
Foreign currency forward contracts	Other gains and (losses)	228	362	770	1,046
Foreign currency collars	Other gains and (losses)	189	48	543	98
Interest rate caps	Interest expense	(22)	(4)	(59)	(10)
Total		$(486)	$371	$(240)	$1,148

Amounts reported in Other comprehensive income (loss) related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of September 30, 2020, we estimated that an additional $1.7 million and $0.5 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

		Amount of Gain on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign currency collars	Other gains and (losses)	$(109)	$166	$(118)	$279
Foreign currency forward contracts	Other gains and (losses)	(23)	—	(16)	—
Interest rate swap	Interest expense	5	(2)	16	6
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	881	—	1,494	12
Foreign currency collars	Other gains and (losses)	—	—	—	7
Total		$754	$164	$1,376	$304

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

CPA:18 – Global 9/30/2020 10-Q – 22

Notes to Condensed Consolidated Financial Statements (Unaudited)
The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of September 30, 2020 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2020 (a)
Interest rate swaps	9	93,816	USD	$(3,880)
Interest rate caps	2	59,000	GBP	18
Interest rate caps	2	19,307	EUR	15
Derivatives Not Designated as Hedging Instruments
Interest rate swap (b)	1	8,943	EUR	(31)
				$(3,878)
___________
(a)Fair value amount is based on the exchange rate of the respective currencies as of September 30, 2020, as applicable.
(b)This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations as of September 30, 2020 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2020
Designated as Cash Flow Hedging Instruments
Foreign currency collars	15	12,050	EUR	$663
Foreign currency collars	12	19,700	NOK	289
Foreign currency forward contract	1	470	EUR	119
				$1,071

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2020. At September 30, 2020, our total credit exposure was $0.8 million and the maximum exposure to any single counterparty was $0.5 million.

CPA:18 – Global 9/30/2020 10-Q – 23

Notes to Condensed Consolidated Financial Statements (Unaudited)
Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of September 30, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $4.1 million and $2.1 million as of September 30, 2020 and December 31, 2019, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of September 30, 2020 or December 31, 2019, we could have been required to settle our obligations under these agreements at their aggregate termination value of $4.2 million and $2.2 million, respectively.

Note 9. Non-Recourse Secured Debt, Net

Non-recourse secured debt, net is collateralized by the assignment of real estate properties. As of September 30, 2020, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse secured debt were 3.9% and 3.2%, respectively, with maturity dates ranging from 2020 to 2039.

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

On July 31, 2020, we obtained a construction loan of $26.1 million (amount based on the exchange rate of the euro at the date of the loan) for a student housing development project located in Seville, Spain. The loan bears a variable interest rate on outstanding draws equal to the Euro Interbank Offered Rate plus 3.5% and is scheduled to mature in November 2023. Initial drawdowns of $11.1 million were made during the quarter as part of obtaining the construction loan.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2020, each of the next four calendar years following December 31, 2020, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2020 (remainder)	$52,398
2021	164,764
2022	193,937
2023	236,305
2024	202,002
Thereafter through 2039	396,840
Total principal payments	1,246,246
Unamortized deferred financing costs	(6,518)
Unamortized premium, net	2,182
Total	$1,241,910

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2020.

The carrying value of our Non-recourse secured debt, net increased by $1.5 million in the aggregate from December 31, 2019 to September 30, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

CPA:18 – Global 9/30/2020 10-Q – 24

Notes to Condensed Consolidated Financial Statements (Unaudited)
Covenants

Our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter.

As of September 30, 2020, we were in breach of a tenant payment covenant on two of our non-recourse mortgage loans (principal balance of $67.8 million as of September 30, 2020) encumbered by properties leased to a tenant in the hotel industry. As a result of the breach, the lender has the right to declare a “cash trap” in which any surplus cash in our rent account would be transferred to a reserve account with the lender. We have notified the lender that the tenant occupying the encumbered properties is under financial distress due to the COVID-19 pandemic and is currently not making rental payments. As of the date of this Report, the lender has not declared a cash trap, but has the right to do so until we cure the breach.

As of September 30, 2020, we were in breach of a debt service covenant on one of our non-recourse mortgage loans. As a result of the breach, the lender has the right to accelerate the payment of the loan principal, which was $13.3 million as of September 30, 2020. We have notified the lender that the tenant has filed for bankruptcy and is currently not making rental payments. As of the date of this Report, the lender has not declared any accelerated payment, but has the right to do so until we cure the breach.

Note 10. Commitments and Contingencies

As of September 30, 2020, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our condensed consolidated financial statements of operations or results of operations.

See Note 4 for unfunded construction commitments.

Note 11. Earnings (Loss) Per Share and Equity

Basic and Diluted Earnings (Loss) Per Share

The following table presents earnings (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2020			2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	118,715,886	$2,607	$0.02	116,843,927	$7,048	$0.06
Class C common stock	32,442,454	696	0.02	32,226,626	1,911	0.06
Net income attributable to CPA:18 – Global		$3,303			$8,959

	Nine Months Ended September 30,
	2020			2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Loss Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	118,389,942	$(4,719)	$(0.04)	116,188,858	$21,145	$0.18
Class C common stock	32,460,383	(1,349)	(0.04)	32,056,045	5,719	0.18
Net (loss) income attributable to CPA:18 – Global		$(6,068)			$26,864

CPA:18 – Global 9/30/2020 10-Q – 25

Notes to Condensed Consolidated Financial Statements (Unaudited)
The allocation of Net income (loss) attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation includes interest expense related to the accretion of interest on the annual distribution and shareholder servicing fee liability of less than $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and the nine months ended September 30, 2020. For the nine months ended September 30, 2019, this amount totaled $0.1 million.

Distributions

For the three months ended September 30, 2020, our board of directors declared quarterly distributions of $0.0625 per share for our Class A common stock and $0.0450 per share for our Class C common stock, which were paid on October 15, 2020 to stockholders of record on September 30, 2020, in the amount of $8.9 million.

During the nine months ended September 30, 2020, we declared distributions totaling $0.2813 and $0.2270 per share for our Class A and Class C common stock, respectively.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(2,629)	$(67,317)	$(69,946)
Other comprehensive income before reclassifications	(887)	23,387	22,500
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	903	—	903
Other gains and (losses)	(417)	—	(417)
Net current-period other comprehensive income	(401)	23,387	22,986
Net current-period other comprehensive income attributable to noncontrolling interests	—	(1,847)	(1,847)
Ending balance	$(3,030)	$(45,777)	$(48,807)

	Three Months Ended September 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$6	$(53,565)	$(53,559)
Other comprehensive loss before reclassifications	1,041	(21,817)	(20,776)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(410)	—	(410)
Interest expense	39	—	39
Net current-period other comprehensive loss	670	(21,817)	(21,147)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	2,196	2,196
Ending balance	$676	$(73,186)	$(72,510)

CPA:18 – Global 9/30/2020 10-Q – 26

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$138	$(56,673)	$(56,535)
Other comprehensive income before reclassifications	(3,408)	11,611	8,203
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,553	—	1,553
Other gains and (losses)	(1,313)	—	(1,313)
Net current-period other comprehensive income	(3,168)	11,611	8,443
Net current-period other comprehensive income attributable to noncontrolling interests	—	(715)	(715)
Ending balance	$(3,030)	$(45,777)	$(48,807)

	Nine Months Ended September 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,215	$(52,808)	$(50,593)
Other comprehensive loss before reclassifications	(391)	(22,401)	(22,792)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,144)	—	(1,144)
Interest expense	(4)	—	(4)
Net current-period other comprehensive loss	(1,539)	(22,401)	(23,940)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	2,023	2,023
Ending balance	$676	$(73,186)	$(72,510)

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

2020 — Real Estate — Land, Buildings and Improvements

On July 22, 2020, our warehouse facility located in Freetown, Massachusetts was sold through eminent domain. As a result, we received condemnation proceeds of $6.1 million, net of closing costs, and recognized a gain on sale of real estate of $3.3 million. We repaid the $3.2 million non-recourse mortgage loan previously encumbering the property using the condemnation proceeds.

2019 — Operating Real Estate — Land, Buildings and Improvements

On January 29, 2019, we sold the 97% interest that we held in our last multi-family residential property, located in Fort Walton Beach, Florida, to one of our joint venture partners for total proceeds of $13.1 million, net of closing costs, and recognized a gain on sale of $15.4 million (which included a $2.9 million gain attributable to noncontrolling interests). The buyer assumed the related non-recourse mortgage loan outstanding on this property totaling $24.2 million.
CPA:18 – Global 9/30/2020 10-Q – 27

Notes to Condensed Consolidated Financial Statements (Unaudited)

2019 — Real Estate — Land, Buildings and Improvements

During the nine months ended September 30, 2019, we sold the 11 properties in our United Kingdom trade counter (“Truffle”) portfolio, for total proceeds of $39.3 million, net of closing costs, and recognized an aggregate gain on sale of $10.3 million. At closing, we repaid the non-recourse mortgage loan totaling $22.7 million encumbering these properties (amounts are based on the exchange rate of the British pound sterling at the date of sale).

CPA:18 – Global 9/30/2020 10-Q – 28

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Lease
Revenues (a)	$25,943	$30,743	$76,548	$92,466
Operating expenses (b)	(14,925)	(19,026)	(50,948)	(54,975)
Interest expense	(7,013)	(8,374)	(20,614)	(25,804)
Other gains and (losses)	(444)	473	(3,660)	1,019
Gain on sale of real estate, net	3,285	8,384	3,285	9,931
(Provision for) benefit from income taxes	(163)	183	(865)	1,189
Net income attributable to noncontrolling interests	(259)	(35)	(2,485)	(289)
Net income attributable to CPA:18 – Global	$6,424	$12,348	$1,261	$23,537
Self Storage
Revenues	$15,430	$15,428	$45,456	$45,434
Operating expenses	(9,299)	(9,205)	(27,474)	(26,822)
Interest expense	(3,356)	(3,493)	(10,086)	(10,369)
Other gains and (losses) (c)	(169)	(59)	(378)	(1,334)
Provision for income taxes	(28)	(44)	(76)	(88)
Net income attributable to CPA:18 – Global	$2,578	$2,627	$7,442	$6,821
Other Operating Properties
Revenues	$1,809	$2,210	$6,566	$7,139
Operating expenses	(2,178)	(2,299)	(4,987)	(5,477)
Interest expense	(410)	187	(854)	233
Other gains and (losses)	2	19	21	(25)
Gain on sale of real estate, net	—	164	—	14,678
Benefit from income taxes	1	395	53	16
Net loss (income) attributable to noncontrolling interests	81	149	111	(2,590)
Net (loss) income attributable to CPA:18 – Global	$(695)	$825	$910	$13,974
All Other
Revenues	$—	$710	$1,420	$3,365
Operating expenses	(38)	—	(38)	(1)
Other gains and (losses)	65	—	65	—
Net income attributable to CPA:18 – Global	$27	$710	$1,447	$3,364
Corporate
Unallocated Corporate Overhead (d)	$(3,863)	$(5,932)	$(12,015)	$(15,260)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(1,168)	$(1,619)	$(5,113)	$(5,572)
Total Company
Revenues (a)	$43,182	$49,091	$129,990	$148,412
Operating expenses (b)	(31,478)	(35,737)	(98,288)	(102,030)
Interest expense	(10,815)	(11,739)	(31,658)	(36,140)
Other gains and (losses) (c)	895	(79)	(326)	144
Gain on sale of real estate, net	3,285	8,548	3,285	24,606
(Provision for) benefit from income taxes	(420)	380	(1,584)	323
Net income attributable to noncontrolling interests	(1,346)	(1,505)	(7,487)	(8,451)
Net income (loss) attributable to CPA:18 – Global	$3,303	$8,959	$(6,068)	$26,864

CPA:18 – Global 9/30/2020 10-Q – 29

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Total Assets
	September 30, 2020	December 31, 2019
Net Lease	$1,574,155	$1,517,659
Self Storage	362,441	369,883
Other Operating Properties	236,409	213,692
All Other	28,000	28,162
Corporate	23,024	105,407
Total Company	$2,224,029	$2,234,803
__________
(a)The three months ended September 30, 2020 and 2019 includes straight-line rent amortization of $0.2 million and $0.7 million, respectively, and $1.2 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively. The nine months ended September 30, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2). Straight-line lease revenue is only recognized when deemed probable of collection, and is included within Lease revenues — net-leased within our condensed consolidated financial statements. For the three and nine months ended September 30, 2020, approximately $3.6 million and $6.6 million of rent was not collected, respectively, which reduced lease revenues (Note 2).
(b)The nine months ended September 30, 2020 includes an allowance for credit losses of $4.9 million, in accordance with ASU 2016-13 (Note 5).
(c)Includes Equity in losses of equity method investment in real estate.
(d)Included in unallocated corporate overhead are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments. Asset management fees totaled $3.0 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively, and $8.9 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively (Note 3).

Note 14. Subsequent Events

On October 16, 2020, we obtained a construction loan of $18.9 million (based on the exchange rate of the euro at the date of the transaction) for a student housing development project located in Coimbra, Portugal. The loan bears a fixed interest rate of 2.73% and is scheduled to mature in April 2025. As part of obtaining the loan, we made an initial drawdown of $7.2 million.

CPA:18 – Global 9/30/2020 10-Q – 30

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

Significant Developments

COVID-19

Our Advisor is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, portfolio, and tenant credit health (including our tenants’ ability to pay rent), as well as our liquidity, capital allocation, and balance sheet management. Our net lease portfolio includes exposure to hotel and leisure and student housing properties (see Item 3. Quantitative and Qualitative Disclosures About Market Risk for concentrations); these sectors have been significantly impacted by the pandemic.

Our Advisor continues to actively engage in discussions with our tenants and the third-party managers of our operating properties regarding the impact of COVID-19 on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 85% of contractual base rent that was due in the third quarter (based on contractual minimum annualized base rent (“ABR”) as of June 30, 2020) and approximately 90% of net lease contractual base rent that was due in October (based on ABR as of September 30, 2020). We received 96% of contractual rents due at our self-storage properties during the three months ended September 30, 2020. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding third quarter and October rent collections should not serve as an indication of expected future rent collections. Please see Part II, Item 1A. Risk Factors in this Report regarding risks related to the global COVID-19 pandemic.

CPA:18 – Global 9/30/2020 10-Q – 31

As of September 30, 2020, our debt and interest obligations due within one year totaled $221.2 million, and we expect to fund capital commitments of $152.5 million in the next year, primarily for our nine student housing development projects (two of which are scheduled to be completed in the fourth quarter of 2020). We believe we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through available cash and cash equivalents, restricted cash, cash received under net lease and operating lease agreements (which includes three student housing properties recently placed into service), and undrawn capacity under our construction loans. If necessary, we are able to borrow up to $25.0 million under an unsecured revolving line of credit with WPC (with a scheduled maturity date of January 16, 2021). As of the date of this Report, we have not drawn on this line of credit (Note 3). Additional sources of liquidity, if necessary, includes leveraging our unleveraged properties (which had an aggregate carrying value of $241.8 million), refinancing existing debt obligations, and asset sales. To help us preserve cash, since April 1, 2020, our Advisor has agreed to receive all asset management fees in shares of our Class A common stock (Note 3). In addition, for the 2020 third quarter, we maintained the reduced distribution levels from the previous quarter (where we reduced distributions by approximately 60% compared to prior periods) for both our Class A and Class C common stock in order to enable us to retain cash and preserve financial flexibility.

Distribution Reinvestment Plan

To further enhance our liquidity, on August 31, 2020, our board of directors approved, effective immediately, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP. Please see our Current Report on Form 8-K dated September 1, 2020 for additional information.

Projects Placed into Service

During the nine months ended September 30, 2020, we completed and placed into service three student housing properties totaling $150.7 million of capitalized costs. Of these three properties, two are located in Spain and are subject to net lease agreements with a third party (which includes fixed minimum rents), and are included in Real estate — Land, buildings and improvements in the condensed consolidated balance sheets. The remaining property is located in Texas and is included in Operating real estate — Land, buildings and improvements in the condensed consolidated balance sheets (Note 4). This property is not subject to a net lease agreement as the leases are with the individual students.

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt (all provided by an independent third party) and for other relevant factors. Since our quarterly NAVs are not based on an appraisal of our full portfolio, to the extent any new quarterly NAV adjustments are within 1% of our previously disclosed NAVs, our quarterly NAVs will remain unchanged. We monitor properties not appraised during the quarter to identify any that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. Costs associated with our development projects (which are not yet generating income) are not appraised quarterly and are carried at cost, which approximates fair value. These costs are included in Real estate under construction in our condensed consolidated financial statements. Our NAVs as of June 30, 2020 were $8.41 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated September 1, 2020 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of September 30, 2020 during the fourth quarter of 2020.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. As of September 30, 2020, the liability balance for the distribution and shareholder servicing fee was $0.4 million. As of the date of this Report, we have no further obligation with respect to the distribution and shareholder servicing fee as the total underwriting compensation paid in respect of the offering reached 10.0% of the gross offering proceeds.

CPA:18 – Global 9/30/2020 10-Q – 32

Financial Highlights

During the nine months ended September 30, 2020, we completed the following, as further described in the condensed consolidated financial statements.

Financing Activity

On March 13, 2020, we obtained a construction loan of $22.5 million (amount based on the exchange rate of the euro at the date of the loan) for a student housing development project in Barcelona, Spain. The loan is comprised of four tranches with interest only payments due on outstanding draws through its scheduled maturity date of December 2023. As part of obtaining the loan, initial drawdowns of $16.8 million were made with a weighted average variable interest rate of 2.1% (Note 9).

On July 31, 2020. we obtained a construction loan of $26.1 million (amount based on the exchange rate of the euro at the date of the loan) for a student housing development project located in Seville, Spain. The loan bears a variable interest rate on outstanding draws equal to the Euro Interbank Offered Rate plus 3.5% and is scheduled to mature in November 2023. Initial drawdowns of $11.1 million were made during the quarter as part of obtaining the construction loan (Note 9).

Disposition Activity

On July 22, 2020, our warehouse facility located in Freetown, Massachusetts was sold through eminent domain. As a result, we received condemnation proceeds of $6.1 million and recognized a net gain on sale of real estate of $3.3 million. We repaid the $3.2 million non-recourse mortgage loan previously encumbering the property using the condemnation proceeds (Note 12).

Consolidated Results

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$43,182	$49,091	$129,990	$148,412
Net income (loss) attributable to CPA:18 – Global	3,303	8,959	(6,068)	26,864

Cash distributions paid	8,809	22,539	54,398	67,218
Distributions declared (a)	8,869	22,627	40,522	67,582

Net cash provided by operating activities			64,637	71,662
Net cash (used in) provided by investing activities			(131,689)	5,548
Net cash used in financing activities			(24,504)	(78,841)

Supplemental financial measures (b):
FFO attributable to CPA:18 – Global	14,174	16,292	31,178	50,429
MFFO attributable to CPA:18 – Global	13,215	16,025	43,966	48,311
Adjusted MFFO attributable to CPA:18 – Global	13,016	15,707	44,163	47,862
__________
(a)Quarterly distributions declared are generally paid in the subsequent quarter. During the second and third quarters of 2020, our distributions declared for both Class A and Class C common stock were reduced from previous levels to enable us to retain cash and preserve financial flexibility.
(b)We consider the performance metrics listed above, including Funds from operations (“FFO”), Modified funds from operations (“MFFO”), and Adjusted modified funds from operations (“Adjusted MFFO”), which are supplemental measures that are not defined by GAAP (“non-GAAP measures”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

CPA:18 – Global 9/30/2020 10-Q – 33

Revenues and Net Income (Loss) Attributable to CPA:18 – Global

Total revenues decreased for both the three and nine months ended September 30, 2020 as compared to the same periods in 2019, primarily due to the impact of COVID-19 on rent collections at certain of our net leased properties (Note 2), a decrease in interest income from our notes receivables (Note 5), and the impact from our properties sold during 2019 and 2020. These decreases were partially offset by increased revenues from our student housing properties placed into service during 2019 and 2020.

During the three and nine months ended September 30, 2020, Net income (loss) attributable to CPA:18 – Global decreased as compared to the same period in 2019, primarily due to decreased gains on sale of real estate, the impact of COVID-19 on our rent collections (as noted above), and a decrease in interest income (as noted above). In addition, Net income (loss) attributable to CPA:18 – Global for the nine months ended September 30, 2020 was negatively impacted by the losses incurred relating to the allowance for credit losses recognized in accordance with ASU 2016-13 (Note 2) and loss as a result of the Ghana VAT receivable write-off (Note 4). These factors were partially offset by a decrease in amortization expense as a result of in-place lease intangibles being fully amortized in connection with a lease restructuring during the second quarter of 2019 with one of our tenants, and a decrease in interest expense primarily due to the refinancings and dispositions of encumbered properties during the prior year periods as well as increased capitalized interest on our student housing development projects.

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO, MFFO, and Adjusted MFFO all decreased for the three months ended September 30, 2020, primarily due to the impact of COVID-19 on rent collections at certain of our net leased properties and a decrease in interest income from our notes receivable (Note 5), partially offset by a decrease in interest expense primarily due to the refinancings during the prior year period. FFO was further offset by the increase in net realized and unrealized gains recognized during the current year period (as compared to the net losses in the prior year period) related to changes in foreign currency exchange rates.

FFO, MFFO, and Adjusted MFFO all decreased for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to the impacts of COVID-19 on rent collections at certain of our net leased properties, disposals of properties during 2019, and a decrease in interest income from our notes receivables (as noted above). These decreases were partially offset by decreased interest expense and the accretive impact of student housing properties placed into service during 2019 and 2020. FFO was further impacted as a result of the straight-line rent write-offs at certain net leased properties (Note 2), losses incurred relating to the allowance for credit losses recognized in accordance with ASU 2016-13 (Note 2), and losses in connection with our previously owned Ghana investment (Note 4).
CPA:18 – Global 9/30/2020 10-Q – 34

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

Portfolio Summary

	September 30, 2020	December 31, 2019
Number of net-leased properties	48	47
Number of operating properties (a)	71	70
Number of development projects	9	12
Number of tenants (net-leased properties)	64	61
Total portfolio square footage (in thousands)	15,381	15,130
Occupancy (net-leased properties)	98.8%	99.4%
Weighted-average lease term (net-leased properties in years)	9.4	9.4
Number of countries	12	12
Total assets (consolidated basis in thousands)	$2,224,029	$2,234,803
Net investments in real estate (consolidated basis in thousands)	2,031,998	1,946,720
Debt, net — pro rata (in thousands)	1,161,976	1,126,326

	Nine Months Ended September 30,
(dollars in thousands, except exchange rates)	2020	2019
Acquisition volume — consolidated (b)	$—	$29,736
Acquisition volume — pro rata (c)	—	29,736
Financing obtained — consolidated	54,193	24,354
Financing obtained — pro rata	49,489	25,353
Projects placed into service — consolidated (d)	150,733	31,286
Average U.S. dollar/euro exchange rate	1.1237	1.1236
Average U.S. dollar/Norwegian krone exchange rate	0.1051	0.1150
Average U.S. dollar/British pound sterling exchange rate	1.2711	1.2731
Change in the U.S. CPI (e)	1.3%	2.2%
Change in the Netherlands CPI (e)	1.0%	2.6%
Change in the Norwegian CPI (e)	1.4%	1.2%
__________
(a)As of September 30, 2020, our operating portfolio consisted of 68 self-storage properties and three student housing operating properties, all of which are managed by third parties. In August 2020, we completed and placed into service a student housing operating property (Note 4).
(b)Comprised of development project transactions and related budget amendments, which are reflected as the total commitment for the development project funding, and excludes investments in unconsolidated joint ventures.
(c)Comprised of development project transactions and related budget amendments, which are reflected as the total commitment for the development project funding, and includes investments in unconsolidated joint ventures, which include our equity investment in real estate (Note 4).
(d)Comprised of student housing development properties placed into service, excluding the impact of foreign currency exchange rates (Note 4). During the nine months ended September 30, 2020, we completed and placed into service three students housing properties, two of which are subject to net lease agreements upon completion. During the nine months ended September 30, 2019, we completed and placed into service a student housing property located in Barcelona, Spain, which is subject to a net lease agreement beginning in the fourth quarter of 2019.
(e)Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI, Netherlands CPI, Norwegian CPI, or other similar indices in the jurisdictions where the properties are located.

CPA:18 – Global 9/30/2020 10-Q – 35

The tables below present information about our portfolio on a pro rata basis as of and for the period ended September 30, 2020. See Terms and Definitions below for a description of Pro Rata Metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI (a)	Percent
Net-Leased
Office	$30,208	34%
Warehouse	9,761	11%
Retail	6,030	7%
Industrial	5,811	6%
Hospitality	4,942	6%
Residential	1,037	1%
Net-Leased Total	57,789	65%

Operating
Self Storage	28,190	31%
Other operating properties	3,819	4%
Operating Total	32,009	35%
Total	$89,798	100%
__________
(a)For the nine months ended September 30, 2020, approximately $6.6 million of rent was not collected due to the adverse impact of COVID-19, which reduced Stabilized NOI for certain tenants (Note 2).

CPA:18 – Global 9/30/2020 10-Q – 36

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI (a)	Percent
United States
South	$21,945	24%
Midwest	16,545	18%
West	9,214	10%
East	7,172	8%
U.S. Total	54,876	60%

International
Norway	7,687	9%
The Netherlands	7,406	8%
United Kingdom	3,819	4%
Germany	3,738	4%
Poland	3,284	4%
Croatia	2,593	3%
Mauritius	2,225	3%
Slovakia	1,812	2%
Canada	1,321	2%
Spain	1,037	1%
International Total	34,922	40%
Total	$89,798	100%
__________
(a)For the nine months ended September 30, 2020, approximately $6.6 million of rent was not collected due to the adverse impact of COVID-19, which reduced Stabilized NOI for certain tenants (Note 2).

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor (a)	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging and Glass	University Park, Illinois	$4,655	5%
Rabobank Groep NV (b)	Office	Banking	Eindhoven, Netherlands	4,403	5%
Bank Pekao S.A. (b)	Office	Banking	Warsaw, Poland	3,284	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	2,962	3%
Siemens AS (b)	Office	Capital Equipment	Oslo, Norway	2,838	3%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	2,617	3%
Orbital ATK, Inc.	Office	Metals & Mining	Plymouth, Minnesota	2,465	3%
Belk, Inc.	Warehouse	Retail	Jonesville, South Carolina	2,464	3%
Royal Vopak NV (b)	Office	Oil & Gas	Rotterdam, Netherlands	2,368	3%
COOP Ost AS (b)	Retail	Grocery	Oslo, Norway	2,367	3%
Total				$30,423	35%
__________
CPA:18 – Global 9/30/2020 10-Q – 37

(a)For the nine months ended September 30, 2020 we did not recognize $5.7 million of contractual base rent from two former top ten tenants (by Stabilized NOI), which have been adversely impacted by the COVID-19 pandemic (Note 2). At September 30, 2020, ABR for these two tenants totaled $13.3 million.
(b)Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of September 30, 2020. See Terms and Definitions below for a description of Pro Rata Metrics, Stabilized NOI and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Hotel and Leisure	$15,293	16%
Banking	11,241	12%
Grocery	6,805	7%
Containers, Packaging, and Glass	6,213	7%
Capital Equipment	4,962	5%
Insurance	4,953	5%
Utilities: Electric	4,351	5%
Residential	3,920	4%
Oil and Gas	3,918	4%
Retail	3,739	4%
Metals and Mining	3,694	4%
Sovereign and Public Finance	3,490	4%
Advertising, Printing, and Publishing	3,484	4%
High Tech Industries	3,202	3%
Business Services	3,153	3%
Healthcare and Pharmaceuticals	2,792	3%
Automotive	2,028	2%
Construction and Building	1,552	2%
Non-Durable Consumer Goods	1,262	1%
Telecommunications	1,097	1%
Electricity	1,073	1%
Wholesale	1,070	1%
Cargo Transportation	1,002	1%
Other (a)	405	1%
Total	$94,699	100%
__________
(a)Includes ABR from tenants in the durable consumer goods and consumer services industries.

CPA:18 – Global 9/30/2020 10-Q – 38

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
Remaining 2020	1	$2	—%
2021	2	962	1%
2022	2	120	—%
2023	11	14,897	16%
2024	16	5,325	6%
2025	7	5,102	5%
2026	5	7,615	8%
2027	6	6,322	7%
2028	3	5,069	5%
2029	3	9,323	10%
2030	2	3,985	4%
2031	4	5,493	6%
2032	5	9,158	10%
Thereafter (>2032)	13	21,326	22%
Total	80	$94,699	100%
__________
(a)Assumes tenant does not exercise renewal option.

Lease Composition and Leasing Activities

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices, or percentage rents. As of September 30, 2020, approximately 49.6% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 46.2% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 2.5% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents are insignificant for the periods presented.

CPA:18 – Global 9/30/2020 10-Q – 39

Operating Properties

As of September 30, 2020, our operating portfolio consisted of 68 self-storage properties and three student housing operating properties. As of September 30, 2020, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	21	1,779
Texas	13	1,008
California	10	860
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington, D.C.	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	66	5,128
Canada	3	317
United Kingdom	2	215
International Total	5	532
Total	71	5,660

Development Projects

As of September 30, 2020, we had the following nine consolidated student housing development projects, including joint ventures, which remained under construction as of that date (dollars in thousands):

Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b) (c)	Amount Funded (b) (c)	Estimated Completion Date
Malaga, Spain (d)	100.0%	2	230,329	$42,995	$34,717	Q4 2020
Porto, Portugal (d)	98.5%	1	102,112	27,195	25,756	Q4 2020
Coimbra, Portugal (d)	98.5%	1	135,076	31,818	21,034	Q1 2021
Bilbao, Spain (d)	100.0%	1	179,279	50,326	13,381	Q3 2021
Seville, Spain (d)	75.0%	1	163,477	44,876	21,851	Q3 2021
Pamplona, Spain (d)	100.0%	1	91,363	28,926	12,010	Q3 2021
Swansea, United Kingdom (e)	97.0%	1	176,496	87,437	35,493	Q3 2022
Valencia, Spain (d)	98.7%	1	100,423	27,407	7,926	Q3 2022
Granada, Spain (d)	98.5%	1	75,557	22,578	5,224	Q3 2022
		10	1,254,112	$363,558	177,392
Third-party contributions (f)					(5,045)
Total					$172,347
__________
CPA:18 – Global 9/30/2020 10-Q – 40

(a)Represents our expected ownership percentage upon the completion of each respective development project.
(b)Amounts related to our nine international development projects are denominated in a foreign currency. For these projects, amounts are based on their respective exchange rates as of September 30, 2020.
(c)Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees paid to our Advisor, which are all included in Real estate under construction on our condensed consolidated balance sheets.
(d)Included as part of an agreement with a third-party to become a net-leased property upon completion of construction.
(e)Amount funded for the project includes a $7.0 million right-of-use (“ROU”) land lease asset that is included in In-place lease and other intangible assets on our condensed consolidated balance sheets.
(f)Amount represents the funds contributed from our joint venture partners.

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, and reflects exchange rates as of September 30, 2020. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

Stabilized NOI is adjusted for corporate expenses, such as asset management fees and the Available Cash Distributions to our Advisor (Note 3), that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance. Additionally, non-cash adjustments (such as straight-line rent adjustments) and interest income related to our notes receivable (which is non-property related) are not included in Stabilized NOI. Lastly, non-core income is excluded from Stabilized NOI as this income is generally not recurring in nature.

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

CPA:18 – Global 9/30/2020 10-Q – 41

Reconciliation of Net Income (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (GAAP)	$4,649	$10,464	$1,419	$35,315
Adjustments:
Depreciation and amortization	15,565	18,163	44,755	50,715
Allowance for credit losses	—	—	4,865	—
Interest expense	10,815	11,739	31,658	36,140
Gain on sale of real estate, net	(3,285)	(8,548)	(3,285)	(24,606)
Other gains and (losses)	(1,068)	(258)	(60)	(1,732)
Equity in losses of equity method investment in real estate	173	337	386	1,588
Provision for (benefit from) income taxes	420	(380)	1,584	(323)
NOI related to noncontrolling interests (1)	(3,102)	(3,270)	(9,077)	(9,612)
NOI related to equity method investment in real estate (2)	317	73	1,307	261
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$24,484	$28,320	$73,552	$87,746

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(1,346)	$(1,505)	$(7,487)	$(8,451)
Depreciation and amortization	(1,618)	(2,224)	(4,666)	(5,840)
Interest expense	(1,152)	(1,176)	(3,372)	(3,608)
Gain on sale of real estate, net	—	—	—	2,873
Other gains and (losses)	(110)	(62)	1,519	(277)
(Provision for) benefit from income taxes	(44)	78	(184)	119
Available Cash Distributions to a related party (Note 3)	1,168	1,619	5,113	5,572
NOI related to noncontrolling interests	$(3,102)	$(3,270)	$(9,077)	$(9,612)

(2) NOI related to equity method investment in real estate:
Equity in losses of equity method investment in real estate (GAAP)	$(173)	$(337)	$(386)	$(1,588)
Depreciation and amortization	189	1,058	619	1,561
Interest expense	345	469	1,279	1,317
Other gains and (losses)	(40)	125	(215)	111
Gain on sale of real estate, net	—	(1,122)	—	(1,122)
(Provision for) benefit from income taxes	(4)	(120)	10	(18)
NOI related to equity method investment in real estate	$317	$73	$1,307	$261

CPA:18 – Global 9/30/2020 10-Q – 42

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net-leased	$18,996	$20,870	$57,789	$62,080
Self storage	9,455	9,431	28,190	27,861
Other operating properties	341	—	3,819	—
Stabilized NOI	28,792	30,301	89,798	89,941
Other NOI:
Corporate (a)	(5,051)	(5,358)	(14,800)	(14,786)
Straight-line rent adjustments (b)	343	840	(5,002)	2,740
Non-core income (c)	129	905	1,971	1,350
Notes receivable	(38)	710	1,383	3,364
Disposed properties	(34)	159	(89)	1,310
	24,141	27,557	73,261	83,919
Recently-opened operating properties (d)	330	745	328	3,842
Development projects (e)	13	18	(37)	(15)
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$24,484	$28,320	$73,552	$87,746
_________
(a)Includes expenses such as asset management fees, the Available Cash Distributions to our Advisor, and other costs that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance.
(b)The nine months ended September 30, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2).
(c)The nine months ended September 30, 2020, and both the three and nine months ended September 30, 2019, includes NOI related to lease related settlements collected from tenants that were previously reserved in prior periods. The nine months ended September 30, 2020 includes termination income received.
(d)The three and nine months ended September 30, 2020 includes the student housing operating property located in Austin, Texas, which was placed into service during the three months ended September 30, 2020 (Note 4).The three and nine months ended September 30, 2019 includes NOI for the student housing operating properties located in Portsmouth and Cardiff, United Kingdom, which were completed during the third quarter of 2018, and the student housing development project located in Barcelona, Spain, which was completed during the third quarter of 2019. All such periods also include phases of the Canadian self-storage properties that were placed into service during the year ended December 31, 2018.
(e)Includes NOI for our ongoing student housing development projects.

CPA:18 – Global 9/30/2020 10-Q – 43

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

CPA:18 – Global 9/30/2020 10-Q – 44

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income (loss) attributable to CPA:18 – Global (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Existing Net-Leased Properties
Lease revenues	$25,156	$29,194	$(4,038)	$72,802	$88,308	$(15,506)
Depreciation and amortization	(11,012)	(14,146)	3,134	(32,317)	(38,319)	6,002
Reimbursable tenant costs	(2,259)	(3,220)	961	(8,855)	(10,298)	1,443
Property expenses	(1,285)	(1,679)	394	(4,221)	(5,080)	859
Property level contribution	10,600	10,149	451	27,409	34,611	(7,202)
Recently Net-Leased Student Housing Properties
Lease revenues	625	—	625	1,317	—	1,317
Depreciation and amortization	(427)	—	(427)	(668)	—	(668)
Property expenses	(41)	—	(41)	(215)	—	(215)
Property level contribution	157	—	157	434	—	434
Existing Operating Properties
Operating property revenues	16,565	17,402	(837)	51,348	51,982	(634)
Operating property expenses	(6,984)	(7,026)	42	(20,248)	(20,044)	(204)
Depreciation and amortization	(3,823)	(3,773)	(50)	(11,412)	(11,362)	(50)
Property level contribution	5,758	6,603	(845)	19,688	20,576	(888)
Recent Student Housing Operating Properties
Operating property revenues	674	236	438	674	236	438
Operating property expenses	(307)	(327)	20	(307)	(327)	20
Depreciation and amortization	(294)	(217)	(77)	(294)	(217)	(77)
Property level contribution	73	(308)	381	73	(308)	381
Properties Sold, Held for Sale, or Transferred
Lease revenues	24	402	(378)	214	2,311	(2,097)
Operating property revenues	—	—	—	—	355	(355)
Depreciation and amortization	(9)	(27)	18	(64)	(817)	753
Reimbursable tenant costs	(2)	(22)	20	(2)	(198)	196
Property expenses	(33)	(143)	110	(85)	(562)	477
Operating property expenses	—	(17)	17	—	(80)	80
Property level contribution	(20)	193	(213)	63	1,009	(946)
Property Level Contribution	16,568	16,637	(69)	47,667	55,888	(8,221)
Add other income:
Interest income and other	138	1,857	(1,719)	3,635	5,220	(1,585)
Less other expenses:
Asset management fees	(2,978)	(2,929)	(49)	(8,858)	(8,656)	(202)
General and administrative	(2,024)	(2,211)	187	(5,877)	(6,070)	193
Allowance for credit losses	—	—	—	(4,865)	—	(4,865)
	11,704	13,354	(1,650)	31,702	46,382	(14,680)
Other Income and Expenses
Interest expense	(10,815)	(11,739)	924	(31,658)	(36,140)	4,482
Gain on sale of real estate, net	3,285	8,548	(5,263)	3,285	24,606	(21,321)
Other gains and (losses)	1,068	258	810	60	1,732	(1,672)
Equity in losses of equity method investment in real estate	(173)	(337)	164	(386)	(1,588)	1,202
	(6,635)	(3,270)	(3,365)	(28,699)	(11,390)	(17,309)
Income before income taxes	5,069	10,084	(5,015)	3,003	34,992	(31,989)
(Provision for) benefit from income taxes	(420)	380	(800)	(1,584)	323	(1,907)
Net Income	4,649	10,464	(5,815)	1,419	35,315	(33,896)
Net income attributable to noncontrolling interests	(1,346)	(1,505)	159	(7,487)	(8,451)	964
Net Income (Loss) Attributable to CPA:18 – Global	$3,303	$8,959	$(5,656)	$(6,068)	$26,864	$(32,932)

CPA:18 – Global 9/30/2020 10-Q – 45

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

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2019 and were not sold during the periods presented. For the periods presented, there were 45 existing net-leased properties.

For the three months ended September 30, 2020 as compared to the same period in 2019, property level contribution from existing net-leased properties increased by $0.5 million due to a $3.1 million decrease in amortization expense and $0.4 million decrease in property expenses. The decrease in amortization expense is primarily due to the acceleration of in-place lease intangibles as a result of a lease restructuring at one of our properties during the second quarter of 2019, which fully amortized in the third quarter of 2019. Lease revenues, excluding reimbursable tenant costs, decreased by $3.1 million primarily due to the adverse impact of COVID-19.

For the nine months ended September 30, 2020 as compared to the same period in 2019, property level contribution from existing net-leased properties decreased by $7.2 million, primarily due to a decrease in lease revenues resulting from the adverse impact of COVID-19. During the nine months ended September 30, 2020, we wrote off $7.0 million of straight-line rent receivables for certain net lease hotels based on collectibility assessments and did not recognize $6.6 million of rents uncollected. In addition, lease revenues decreased by $1.0 million due to the weakening of certain foreign currencies in relation to the U.S. dollar, primarily the Norwegian krone. Amortization expense decreased by $5.5 million due to the acceleration of in-place lease intangibles that fully amortized in the third quarter of 2019 as noted above. Additionally, property expenses decreased by $0.9 million, primarily due to an expense reconciliation performed in 2019.

Recently Net-Leased Student Housing Properties

Recently net-leased student housing properties are those we placed into service subsequent to December 31, 2018 or remain under construction as a development project (and are subject to net leases upon completion of construction). For the periods presented, there were 11 recently net-leased student housing properties, comprised of three student housing properties (two of which were placed into service during the third quarter of 2020 (Note 4)) and eight ongoing student housing development projects.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2019 and were not sold during the periods presented. For the periods presented, there were 67 existing operating properties.

For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, property level contribution from existing operating properties decreased by $0.8 million and $0.9 million, respectively, primarily due to reduced occupancy at our student housing operating properties in the United Kingdom impacted by the COVID-19 pandemic.

CPA:18 – Global 9/30/2020 10-Q – 46

Recent Student Housing Operating Properties

Recent student housing operating properties are student housing operating properties that were placed into service subsequent to December 31, 2018, or remain under construction as a development project (and are not subject to net leases upon completion of construction). For the periods presented, we had two recent student housing operating properties comprised of the student housing operating property placed into service during the third quarter of 2020 (Note 4) and an ongoing student housing development project. During the third quarter of 2019, we placed into service a student housing property located in Barcelona, Spain, and upon the execution of a net lease agreement during the fourth quarter of 2019, this property was reclassified to Recently Net-Leased Student Housing Properties.

Properties Sold, Held for Sale, or Transferred

During the three months ended September 30, 2020, we sold a warehouse facility located in Freetown, Massachusetts through eminent domain and recognized a gain on sale of real estate, as further described below.

During 2019, we sold 11 properties in our United Kingdom net lease portfolio, as well as our last multi-family residential property located in Fort Walton Beach, Florida. During the three and nine months ended September 30, 2019 we recognized gains on sale of real estate, as further described below.

Interest Income and Other

For the three months ended September 30, 2020 as compared to the same period in 2019, interest income and other decreased by $1.7 million, primarily due to the collection of $0.8 million in lease related settlements plus VAT in the prior year period as a result of a lease restructuring at one of our properties and a $0.7 million decrease in interest income from our note receivable due to a borrower default on the mortgage loan senior to our mezzanine tranche of a mortgage-backed security.

For the nine months ended September 30, 2020 as compared to the same period in 2019, interest income and other decreased by $1.6 million, primarily due to a $1.9 million decrease in interest income on our notes receivable as we did not recognize any interest income for the three months ended September 30, 2020 (as discussed above). The nine months ended September 30, 2019 also included $1.2 million of interest income from a note receivable that was fully repaid in April 2019.

Asset Management Fees

Our Advisor is entitled to an annual asset management fee, which is further described in Note 3.

Allowance for Credit Losses

In accordance with our adoption of ASU 2016-13 (Note 2), we recorded an allowance for credit losses due to changes in expected economic conditions relating to a net investment in direct financing lease during the nine months ended September 30, 2020 (Note 5).

Other Income and Expenses

Interest Expense

Our interest expense is directly impacted by the mortgage financings obtained, assumed, or extinguished in connection with our investing and disposition activity (Note 9).

For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, interest expense decreased by $0.9 million and $4.5 million, respectively, primarily due to a decrease in weighted-average interest rates on our average outstanding debt as a result of refinancings and dispositions of encumbered properties during the prior year periods. Our average outstanding debt balance was $1.2 billion during both the three and nine months ended September 30, 2020 and 2019, with weighted-average annual interest rates of 3.8% and 4.1% for the respective three months ended September 30, 2020 and 2019, and 3.8% and 4.2% for the respective nine months ended September 30, 2020 and 2019.

CPA:18 – Global 9/30/2020 10-Q – 47

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties, net of tax that were disposed of during the nine months ended September 30, 2020 and 2019. Our dispositions are more fully described in Note 12.

2020 — During the three and nine months ended September 30, 2020, we sold a warehouse facility located in Freetown, Massachusetts, through eminent domain for total condemnation proceeds of $6.1 million, and recognized a gain on sale of real estate of $3.3 million (Note 12).

2019 — During the three and nine months ended September 30, 2019, we sold the properties in our United Kingdom trade counter portfolio for total proceeds of $32.0 million and $39.3 million, net of closing costs, respectively, and recorded an aggregate gain on sale of $8.4 million and $10.3 million, respectively. In addition, during the nine months ended September 30, 2019, we sold our last domestic multi-family residential property, located in Fort Walton Beach, Florida for total proceeds of $13.1 million, net of closing costs, and recorded a gain on sale of $15.4 million (which included a $2.9 million gain attributable to noncontrolling interest). The gains on sale of real estate recognized for these dispositions were partially reduced by the $1.1 million of disposition fees incurred during the nine months ended September 30, 2019 in connection with certain 2018 and 2019 dispositions (Note 3).

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income (loss). We also recognize gains or losses on foreign currencies held by entities with the U.S. dollar as their functional currency due to fluctuations in foreign exchange rates. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2020 — For the three and nine months ended September 30, 2020 net other gains were $1.1 million and $0.1 million, respectively, primarily comprised of (i) net realized and unrealized gains of $1.3 million and $2.0 million, respectively, related to changes in foreign currency exchange rates; (ii) net realized gains of $0.3 million and $1.2 million, respectively, related to the settlement of foreign currency forward contracts and collars (Note 8); (iii) interest income from our cash accounts of $0.1 million and $0.4 million, respectively, and; (iv) losses incurred of $0.6 million and $3.5 million, respectively, in relation to our previously owned Ghana investment (Note 4).

2019 — For the three and nine months ended September 30, 2019 net other gains were $0.3 million and $1.7 million, respectively, primarily comprised of (i) net realized gains of $0.5 million and $1.3 million, respectively, related to the settlement of foreign currency forward contracts and collars; (ii) interest income from our cash accounts of $0.5 million and $1.0 million, respectively; (iii) $0.4 million and $0.6 million, respectively, in net gains recognized on the changes in fair value of rent guarantees; (iv) $0.3 million in gains related to business interruption and other insurance proceeds received for both respective periods, and; (v) net realized and unrealized losses of $1.4 million and $1.5 million, respectively, related to changes in foreign currency exchange rates.

Equity in Losses of Equity Method Investment in Real Estate

We have an interest in an unconsolidated investment in our Self Storage segment that relates to a joint venture owning three self-storage facilities in Canada.

For the nine months ended September 30, 2020, as compared to the same period in 2019, equity in losses of equity method investment in real estate decreased by $1.2 million, primarily due an increase in operating revenues as occupancy rates increased, as well as reduced property and real estate tax expenses.

CPA:18 – Global 9/30/2020 10-Q – 48

(Provision for) Benefit from Income Taxes

Our net (provision for) benefit from income taxes is primarily related to our international properties.

For the three months ended September 30, 2020 as compared to the same period in 2019, our net provision for income taxes increased by $0.8 million, primarily due to a 2019 deferred tax benefit resulting from the impact of a lease restructure and the acceleration of the related in-place lease intangible at one of our properties, which fully amortized in the third quarter of 2019. During 2020, there was an increase in deferred tax expense primarily due to interest carryforward reductions at our Norwegian properties resulting from a change in tax regulation.

For the nine months ended September 30, 2020 as compared to the same period in 2019, our net provision for income taxes increased by $1.9 million, primarily due to the items noted above as well as a deferred tax asset recorded in association with the capital gains tax anticipated for the sale of our Truffle portfolio in 2019, which was to be applicable to non-residents for investments in the United Kingdom effective April 1, 2019. In addition, deferred taxes were reduced at our net lease hotel properties in Germany in the first quarter of 2020 as a result of the straight-line rent receivable write-off based on our assessment that there was a less than 75% likelihood of collecting all remaining contractual rent at the properties.

Net Income Attributable to Noncontrolling Interests

For the nine months ended September 30, 2020 as compared to the same period in 2019, net income attributable to noncontrolling interests decreased by $1.0 million, primarily due to the gain on sale of our joint venture real estate disposal in the first quarter of 2019, partially reduced by the final award granted to our former joint venture partner in relation to the litigation over our previously owned Ghana investment (Note 4).

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

Our liquidity would be adversely affected by unanticipated costs, greater-than-anticipated operating expenses, and the adverse impact of COVID-19, such as tenants not paying rental obligations. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. If necessary, we are able to borrow up to $25.0 million under an unsecured revolving line of credit with WPC (with a scheduled maturity date of January 16, 2021). As of the date of this Report, we have not drawn on this line of credit. In addition, since April 1, 2020, our Advisor has agreed to receive all asset management fees in shares of our Class A common stock (Note 3). To further enhance our liquidity, on August 31, 2020, our board of directors approved, effective immediately, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP. During the second and third quarters of 2020, our distributions declared for both Class A and Class C common stock were reduced from previous levels to enable us to retain cash and preserve financial flexibility. Lastly, we may incur indebtedness by refinancing debt on existing properties, or leveraging our unlevered properties. On October 16, 2020, we obtained a construction loan of $18.9 million for a student housing development project located in Coimbra, Portugal, of which we have initially drawn down $7.2 million (Note 14).

CPA:18 – Global 9/30/2020 10-Q – 49

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, fund construction projects, service debt, and fund distributions to stockholders. Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of funding for our build-to-suit and development projects; the timing of the receipt of proceeds from, and the repayment of, non-recourse secured debt and the WPC line of credit, and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs, as well as the measures noted above. We may also use existing cash resources, the proceeds of non-recourse secured debt, sales of assets, and distributions reinvested in our common stock through our DRIP (as noted above, our board of directors has approved limiting the amount of cash available for our redemption program to the amount reinvested in our DRIP) to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased by $7.0 million during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to reduced rent collections at certain properties that were adversely impacted by the COVID-19 pandemic (Note 2), as well as a decrease in interest income from our notes receivable (Note 5).

Investing Activities — Our investing activities are generally comprised of funding of development projects, capitalized property-related costs, and payment of deferred acquisition fees to our Advisor for asset acquisitions.

Financing Activities — Our financing activities are generally comprised of borrowings, repayments and prepayments of our non-recourse secured debt, and activity relating to our common stock, which includes (i) payments of distributions to stockholders, (ii) distributions that are reinvested by stockholders in shares of our common stock through our DRIP, and (iii) repurchases of shares of our common stock pursuant to our redemption program as described below. In addition, cash paid and received in accordance with our individual agreements with our joint venture partners are considered financing cash flow activities.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. For the nine months ended September 30, 2020, we declared distributions to stockholders of $40.5 million, which were comprised of $21.3 million of cash distributions and $19.2 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through September 30, 2020, we have declared distributions to stockholders totaling $521.3 million, which were comprised of cash distributions of $254.6 million and $266.7 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. In order to retain liquidity during the COVID-19 pandemic, our distributions declared for the second and third quarters of 2020 were reduced from previous levels (Note 11).

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Since inception, the regular quarterly cash distributions that we pay have principally been covered by FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 76.9% of total distributions declared for the nine months ended September 30, 2020 (which includes a non-cash allowance for credit loss of $4.9 million and straight-line rent write-offs of $7.0 million (Note 2)). Our FFO coverage excluding these non-cash items as well as our net cash provided by operating activities fully covered total distributions declared.

CPA:18 – Global 9/30/2020 10-Q – 50

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. On August 31, 2020, our board of directors approved, effective immediately, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP (as further detailed in the Form 8-K filed with the SEC on September 1, 2020).

The following table illustrates our redemption activity in both shares of common stock and dollars during the nine months ended September 30, 2020 (dollars in thousands):

	Class A		Class C		Totals
	Shares	Dollars (a)	Shares	Dollars (a)	Shares	Dollars (a)
Redemptions requested (b)	2,210,410	$18,199	1,409,639	$11,442	3,620,049	$29,641
Redemptions processed (c)	1,653,939	13,753	771,289	6,342	2,425,228	20,095
Redemptions unfulfilled (d)	556,471	$4,446	638,350	$5,100	1,194,821	$9,546
___________
(a)Except for redemptions sought in certain defined special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAVs at the time of redemption. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs at the time of redemption. Unfulfilled redemptions are reflected at 95% of our most recently published quarterly NAVs.
(b)Comprised of 397 and 168 redemption requests received during the nine months ended September 30, 2020 for our Class A and Class C common stock, respectively.
(c)As of the date of this Report, we have fulfilled redemptions at an average price of $8.32 and $8.22 per share for Class A and Class C common stock, respectively.
(d)Requests not fulfilled in one quarter will automatically be carried forward to the next quarter (unless such request is revoked) and processed as described above.

Summary of Financing

The table below summarizes our non-recourse secured debt, net (dollars in thousands):

	September 30, 2020	December 31, 2019
Carrying Value (a)
Fixed rate	$948,288	$951,748
Variable rate:
Amount subject to interest rate swaps and caps (b)	207,661	184,361
Amount subject to floating interest rate	85,961	65,804
	293,622	250,165
	$1,241,910	$1,201,913
Percent of Total Debt
Fixed rate	76%	79%
Variable rate	24%	21%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.9%	3.9%
Variable rate (c)	3.2%	3.8%
Total debt	3.8%	3.9%
___________
(a)Aggregate debt balance includes unamortized deferred financing costs totaling $6.5 million and $5.8 million as of September 30, 2020 and December 31, 2019, respectively, and unamortized premium, net of $2.2 million and $2.1 million as of September 30, 2020 and December 31, 2019, respectively (Note 9).
CPA:18 – Global 9/30/2020 10-Q – 51

(b)During the nine months ended September 30, 2020, we obtained two construction loans for two student housing development projects located in Spain (Note 9), both of which are subject to interest rate caps.
(c)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

As of September 30, 2020, our cash resources consisted of cash and cash equivalents totaling $48.5 million. Of this amount, $18.2 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds. In addition, we had a restricted cash balance of $23.0 million primarily consisting of funds held in escrow per the terms of certain non-recourse mortgage loan agreements as well as the provisions set forth in our lease agreements with certain tenants. As of September 30, 2020, we had $21.9 million and $2.1 million available to borrow under our third-party and external joint venture financing arrangements, respectively, primarily for funding of construction of certain development projects. On October 16, 2020, we closed on a construction loan totaling $18.9 million related to the student housing development project located in Coimbra, Portugal, of which we have initially drawn down $7.2 million (Note 14). Additionally, on July 16, 2020, we entered into a $25.0 million unsecured revolving line of credit with WPC, which is scheduled to mature on January 16, 2021 (Note 3). As of the date of this Report, we have not drawn on the line of credit with WPC. Our cash resources may be used for future construction costs, working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $241.8 million as of September 30, 2020, although there can be no assurance that we would be able to obtain financing for these properties.

Cash Requirements

During the next 12 months following the date of this Report, we expect that our cash requirements will include making payments to fund capital commitments such as development projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. Total principal payments of $177.0 million, including balloon payments totaling $168.2 million on our consolidated mortgage loan obligations, are due during the next 12 months.

We believe we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through available cash and cash equivalents, restricted cash, cash received under net lease and operating lease agreements, and undrawn capacity under our construction loans as well as proceeds from any refinancings of non-recourse loans coming due. In addition, our Advisor provided us with additional cash flexibility by agreeing to receive all asset management fees in shares of our Class A common stock, effective April 1, 2020, and by providing us with a $25.0 million unsecured revolving line of credit on July 16, 2020 (Note 3). In addition, for the third quarter 2020, we maintained the reduced distribution levels from the previous quarter to enable us to retain cash and preserve financial flexibility. To further enhance our liquidity, on August 31, 2020, our board of directors approved, effective immediately, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP. Lastly, if necessary, we can access additional sources of liquidity through leveraging our unleveraged properties and asset sales.

Through the date of this Report, we received 85% of tenants net lease contractual base rent that was due in the third quarter, and 90% of net lease contractual base rent that was due in October. In addition, we did not recognize $3.6 million and $6.6 million of rent that was uncollected during the three and nine months ended September 30, 2020 as a result of COVID-19, which reduced lease revenues in our condensed consolidated statements of operations. We received 96% of contractual rents due at our self-storage properties during the three months ended September 30, 2020. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent.

CPA:18 – Global 9/30/2020 10-Q – 52

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) as of September 30, 2020 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,246,246	$176,980	$433,630	$468,953	$166,683
Capital commitments (b)	201,797	152,493	49,304	—	—
Interest on borrowings	159,704	44,207	71,349	37,459	6,689
External joint venture loans, including interest (c)	7,430	527	864	1,828	4,211
Deferred acquisition fees (d)	1,860	1,860	—	—	—
	$1,617,037	$376,067	$555,147	$508,240	$177,583
__________
(a)Represents the non-recourse secured debt, net that we obtained in connection with our investments and excludes $6.5 million of deferred financing costs and $2.2 million of unamortized premium, net (Note 9).
(b)Capital commitments is comprised of estimated construction funding for our current development projects totaling $186.1 million (Note 4), $14.8 million of outstanding commitments on development projects that have been placed into service, and $0.9 million of tenant improvement allowances at certain properties.
(c)Comprised of loans and related interest from our joint venture partners to the jointly owned investments that we consolidate (Note 3).
(d)Represents deferred acquisition fees and related interest due to our Advisor as a result of our acquisitions (Note 3). These fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2020, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling. As of September 30, 2020, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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
CPA:18 – Global 9/30/2020 10-Q – 53

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

CPA:18 – Global 9/30/2020 10-Q – 54

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

CPA:18 – Global 9/30/2020 10-Q – 55

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to CPA:18 – Global	$3,303	$8,959	$(6,068)	$26,864
Adjustments:
Depreciation and amortization of real property	15,565	18,163	44,755	50,715
Gain on sale of real estate, net	(3,285)	(8,548)	(3,285)	(24,605)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO (a)	(1,618)	(2,219)	(4,667)	(2,985)
Proportionate share of adjustments to equity in net income of partially owned entities	209	(63)	443	440
Total adjustments	10,871	7,333	37,246	23,565
FFO (as defined by NAREIT) attributable to CPA:18 – Global	14,174	16,292	31,178	50,429
Adjustments:
Other (gains) and losses (b)	(997)	349	309	(524)
Amortization of premiums and discounts	504	445	1,109	1,383
Straight-line and other rent adjustments (c)	(241)	(786)	5,560	(2,641)
Above and below market rent intangible lease amortization, net (d)	(177)	(175)	(511)	(499)
Other amortization and non-cash items	145	194	364	360
Acquisition and other expenses	16	—	49	76
Allowance for credit losses (e)	—	—	4,865	—
Proportionate share of adjustments for noncontrolling interests (f)	(169)	(295)	1,082	(271)
Proportionate share of adjustments for partially owned entities	(40)	1	(39)	(2)
Total adjustments	(959)	(267)	12,788	(2,118)
MFFO attributable to CPA:18 – Global	13,215	16,025	43,966	48,311
Adjustments:

Tax expense, deferred	(484)	(816)	(1,046)	(1,702)
Hedging gains	285	498	1,243	1,253
Total adjustments	(199)	(318)	197	(449)
Adjusted MFFO attributable to CPA:18 – Global	$13,016	$15,707	$44,163	$47,862
__________
(a)The nine months ended September 30, 2019 includes a gain on sale with regard to a joint venture real estate disposal.
(b)Primarily comprised of gains and losses from foreign currency movements, gains and losses on derivatives, and loss on extinguishment of debt. The nine months ended September 30, 2020 includes a $2.8 million loss to write-off the VAT receivable related to our previous investment in Ghana as collectibility was no longer deemed probable (Note 4).
(c)Amount for the nine months ended September 30, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2). Under GAAP, rental receipts are recorded on a straight-line basis over the life of the lease. This may result in timing of income recognition that is significantly different than on an accrual basis.
(d)Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO, and Adjusted MFFO provides useful supplemental information on the performance of the real estate.
(e)In accordance with ASU 2016-13, we recorded an allowance for credit losses due to changes in expected economic conditions during the nine months ended September 30, 2020 (Note 5).
(f)The three and nine months ended September 30, 2020 includes losses related to the litigation settlement with the joint venture partner on our previously owned Ghana investment (Note 4).
CPA:18 – Global 9/30/2020 10-Q – 56

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

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and to trigger a period of global economic slowdown with no known duration. At September 30, 2020, our net-lease portfolio (which excludes operating properties) had the following concentrations for property types with heightened risk as a result of the COVID-19 pandemic (as a percentage of our ABR):

•16.2% related to hotel and leisure properties;
•5.1% related to retail facilities (primarily from convenience and wholesale stores);
•4.1% related to oil and gas;
•4.1% related to student housing (net lease) properties;
•3.7% related to advertising, printing, and publishing; and
•2.1% related to automotive.

Our operating properties portfolio had a concentration of 4.3% (based on Stabilized NOI) in student housing properties, which has heightened risk due to the impact of the COVID-19 pandemic on the individual students from which we earn student housing revenue.

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

CPA:18 – Global 9/30/2020 10-Q – 57

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

As of September 30, 2020, a significant portion (approximately 93.1%) of our outstanding debt either bore interest at fixed rates, or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2020, each of the next four calendar years following December 31, 2020, and thereafter, based upon expected maturity dates of our debt obligations outstanding as of September 30, 2020 (in thousands):

	2020 (remainder)	2021	2022	2023	2024	Thereafter	Total	Fair value
Fixed-rate debt (a)	$51,842	$113,893	$100,203	$155,929	$179,828	$351,922	$953,617	$962,795
Variable rate debt (a)	$556	$50,871	$93,734	$80,376	$22,174	$44,918	$292,629	$300,515
__________
(a)Amounts are based on the exchange rate as of September 30, 2020, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which either have effectively been converted to a fixed rate through the use of interest rate swaps) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of September 30, 2020 by an aggregate increase of $31.5 million or an aggregate decrease of $36.8 million, respectively. Annual interest expense on our unhedged variable-rate debt as of September 30, 2020 would increase or decrease by $0.9 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates as of September 30, 2020, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and, as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from the COVID-19 global pandemic may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, Norwegian krone, or British pound sterling, and the U.S. dollar, there would be a corresponding change in the annual projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at September 30, 2020 of $0.4 million for the euro, and less than $0.1 million for both the Norwegian krone and the British pound sterling, respectively, excluding the impact of our derivative instruments.

In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. See Note 8 for additional information on our foreign currency forward contracts and collars.

CPA:18 – Global 9/30/2020 10-Q – 58

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2020 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 9/30/2020 10-Q – 59

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2019 Annual Report.

Our business may be adversely affected by the COVID-19 pandemic.

We face risks related to the ongoing COVID-19 pandemic, which has severely impacted, and is likely to continue to adversely impact global economies. The COVID-19 pandemic has evolved rapidly and often unpredictably, triggering a period of economic slowdown of unknown duration. The multifaceted impact and fluidity of this situation is without precedent in modern history. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including the financial condition of our tenants and our portfolio metrics. The ongoing economic downturn and market volatility has already eroded the financial conditions of certain of our tenants and operating properties. Given the significant uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact that it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding historical rent collections should not serve as an indication of future rent collections.

It is likely that the COVID-19 pandemic will continue to cause severe economic, market, and other disruptions worldwide. The breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence, remains undetermined. We cannot assure you that conditions in the bank lending, capital, and other financial markets will not continue to deteriorate as a result of the pandemic, causing our access to capital and other sources of funding to become constrained, which could adversely affect our ability to meet our financial covenants, the terms or even availability of future borrowings, renewals, and refinancings. Rapid changes in laws and regulatory policies, including the effects of government fiscal and monetary policies, could subject us to additional risks.

Any preventative actions related to COVID-19 that we or governmental authorities may take could result in business disruptions; however, failure to take a cautious approach could also subject us to risks arising from potential legal liabilities. Consequently, the COVID-19 pandemic presents material risks with respect to our performance, including to our business, financial condition, NAVs, liquidity, results of operations, and prospects, and ability to maintain our current distributions, as well as the estimated fair values of our investments and properties. The extent to which COVID-19 impacts our results and operations will depend on future developments, including new information that may emerge concerning COVID-19 and potential vaccines or treatments, the duration of the outbreak, and actions taken to contain COVID-19 or mitigate its impacts, all of which are highly uncertain and cannot be predicted with confidence.

CPA:18 – Global 9/30/2020 10-Q – 60

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2020, we issued 335,514 shares of our Class A common stock to our Advisor as consideration for asset management fees, which were issued at our most recently published NAV at the date of issuance. The shares issued for July and August 2020 (221,409 shares) were based on the NAV as of March 31, 2020 ($8.29), and the shares issued in September 2020 (114,105 shares) were based on the NAV as of June 30, 2020 ($8.41). In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. During the three months ended September 30, 2020, we also issued 9,650 shares of our common stock to our directors as part of their annual compensation. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended September 30, 2020:

	Class A		Class C
2020 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
July 1-31	—	$—	—	$—	N/A	N/A
August 1-31	—	—	—	—	N/A	N/A
September 1-30	354,550	8.37	327,641	8.03	N/A	N/A
Total	354,550		327,641
___________
(a)Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. On August 31, 2020, our board of directors approved, effective immediately, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in shares of our common stock pursuant to our DRIP (as further detailed in the Form 8-K filed with the SEC on September 1, 2020). During the three months ended September 30, 2020, we received 160 and 69 redemption requests for Class A and Class C common stock, respectively, which included approximately 556,471 and 638,350 shares for $4.4 million and $5.1 million of Class A and Class C common stock, respectively, which remained unfulfilled as of the date of this Report. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and our most recently published quarterly NAVs. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published NAVs.

CPA:18 – Global 9/30/2020 10-Q – 61

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

CPA:18 – Global 9/30/2020 10-Q – 62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	November 10, 2020
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2020
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

CPA:18 – Global 9/30/2020 10-Q – 63

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