Form 10-K
period 2020-12-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2021-02-25
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-54970
CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland		90-0885534
(State of incorporation)		(I.R.S. Employer Identification No.)

One Manhattan West, 395 9th Avenue, 58th Floor
New York,	New York	10001
(Address of principal executive offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 111,994,015 and 32,369,603 of Class A and Class C shares, respectively, of outstanding common stock at June 30, 2020.
As of February 19, 2021 there were 119,570,668 shares of Class A common stock and 32,229,437 shares of Class C common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

CPA:18 – Global 2020 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy, and estimated or future economic performance and results, including our expectations surrounding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; the amount and timing of any future distributions; our capital structure, future capital expenditure levels (including any plans to fund our future liquidity needs), and future leverage and debt service obligations; the timing of any future liquidity event; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); the impact of recently issued accounting pronouncements and other regulatory activity; and the general economic outlook, including the continued impact of the COVID-19 pandemic.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to the effects of pandemics and global outbreaks of contagious diseases (such as the current COVID-19 pandemic) or the fear of such outbreaks, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CPA:18 – Global 2020 10-K – 2

PART I

Item 1. Business.

General Development of Business

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

Narrative Description of Business

Business Objectives and Strategy

Our primary business objectives are to provide attractive risk-adjusted returns for our stockholders, seek investments with potential for capital appreciation, use leverage to enhance returns on our investments, and generate sufficient cash flow over time to provide investors with increasing distributions. Our business operates in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties, as described below and in Note 1.

Our investment strategy primarily focuses on owning and managing a diverse portfolio of commercial real estate that is net-leased to credit-worthy companies. Net-leased properties generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property (such as real estate taxes, insurance, and facility maintenance), and compared to other types of real estate investments, typically produce a more predictable income stream and require minimal capital expenditures, which in turn generate revenues that provide our shareholders with a stable, growing source of income. We also invest in self-storage facilities, which generate revenue from rents received from customers who rent storage space, primarily under month-to-month leases for personal or business use, as well as student housing investments, which generate revenue from leases of one year or less with individual students.

On December 20, 2019, we executed a framework agreement with a third party (the “Framework Agreement”) to enter into 11 net lease agreements for our student housing properties located in Spain and Portugal for 25 years upon completion of construction. As of December 31, 2020, we have placed into service five student housing properties subject to the Framework Agreement, and the remaining six student housing projects under construction will become subject to net lease agreements upon their completion and are scheduled to do so throughout 2021 and 2022.

We are managed by WPC through certain of its subsidiaries (collectively, our “Advisor”). WPC is a diversified REIT and leading owner of commercial real estate listed on the New York Stock Exchange under the symbol “WPC.” In addition, WPC also manages the portfolios of certain non-traded investment programs. Pursuant to an advisory agreement, our Advisor provides both strategic and day-to-day management services for us, including asset management, dispositions of assets, investor relations, investment research and analysis, investment financing and other investment-related services, and administrative services. Our Advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to our Advisor and also reimburse our Advisor for certain expenses incurred in providing services to us, including expenses associated with personnel provided for administration of our operations. The current advisory agreement has a term of one year and may be renewed for successive one-year periods. As of December 31, 2020, the advisory agreement has been renewed through December 31, 2021. Our Advisor also serves in this capacity with Carey European Student Housing Fund I, L.P., a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe.

CPA:18 – Global 2020 10-K – 3

We were formed as a Maryland corporation on September 7, 2012. We commenced our initial public offering in May 2013 and raised aggregate gross proceeds of $1.2 billion through the closing of the offering in April 2015. In addition, from inception through December 31, 2020, $207.4 million and $59.2 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”). Although we have fully invested all of the proceeds from our offering, we intend to continue to use our cash reserves and cash generated from operations to manage a portfolio of commercial properties leased to a diversified group of companies, as well as self-storage and student housing operating properties and development projects.

Our estimated net asset values per share (“NAVs”) as of September 30, 2020 were $8.55 per share for both Class A and Class C common stock. See Significant Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details regarding our NAVs.

We have no employees. As of December 31, 2020, our Advisor had 188 employees available to perform services under our advisory agreement (Note 3).

Our Portfolio

As of December 31, 2020, our net lease portfolio was comprised of full or partial ownership interests in 50 properties, substantially all of which were fully occupied and triple-net leased to 65 tenants, and totaled approximately 10.1 million square feet. The remainder of our portfolio was comprised of full or partial ownership interests in 65 self-storage properties, seven student housing development projects and three student housing operating properties, totaling 5.3 million square feet. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio.

Asset Management

Our Advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations, and arranging for and negotiating sales of assets. With respect to our net-leased investments, asset management functions include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, credit and real estate risk analysis, building expansions and redevelopments, refinancing debt, and strategic dispositions. With respect to our self-storage and student housing investments, asset management functions include engaging unaffiliated third parties for management and operation of our investments, active oversight of property developers and managers, credit and real estate risk analysis, building expansions and redevelopments, refinancing debt, and selling assets. Working with the third-party managers it engages, our Advisor reviews and approves operating and capital budgets, inspects properties, and provides input on business strategy at the property.

Our Advisor monitors compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our real estate investments on an ongoing basis, which typically involves ensuring that each tenant has paid real estate taxes and other expenses relating to the properties it occupies and is maintaining appropriate insurance coverage. To ensure such compliance at our properties, our Advisor also utilizes third-party asset managers for certain domestic and international investments. Our Advisor also reviews financial statements of our tenants and undertakes physical inspections of the condition and maintenance. Additionally, our Advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry. We believe our Advisor’s in-depth understanding of our tenants’ businesses and direct relationships with their management teams provides strong visibility into potential issues. Our Advisor’s business intelligence platform provides real-time information, allowing asset managers to work with tenants to enforce lease provisions, and where appropriate, consider lease modifications.

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

CPA:18 – Global 2020 10-K – 4

One of our objectives is ultimately to provide our stockholders with the opportunity to obtain liquidity for their investments in us. We may provide liquidity for our stockholders through sales of assets (either on a portfolio basis or individually), a listing of our shares on a stock exchange, a merger (which may include a merger with WPC or its affiliates), an enhanced redemption program or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instance in which stockholders of a non-traded REIT managed by our Advisor were provided with liquidity, Corporate Property Associates 17 – Global Incorporated merged with and into a subsidiary of WPC on October 31, 2018.

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

Our charter currently provides that we will not borrow funds from our directors, WPC, our Advisor or any of their respective affiliates unless the transaction is approved by a majority of our directors (including a majority of the independent directors) who do not have an interest in the transaction, as being fair, competitive, and commercially reasonable and not less favorable than those prevailing for loans between unaffiliated third parties under the same circumstances. In July 2020, we entered into a $25.0 million unsecured revolving line of credit agreement with WPC, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (which is the rate that WPC can borrow funds under its senior credit facility). In December 2020, the line of credit agreement was amended to increase the borrowing capacity to $50.0 million with a scheduled maturity date of March 31, 2022.

Investment Strategies

Long-Term, Net-Leased Assets

In analyzing potential net-lease investments for our real estate portfolio, our Advisor reviews various aspects of a transaction, including the tenant and the underlying real estate fundamentals, to determine whether the potential investment and lease structure will satisfy our investment criteria. In evaluating net-leased transactions, our Advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — Our Advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure. Our Advisor also rates each asset based on its market, liquidity, and criticality to the tenant’s operations, as well as other factors that may be unique to a particular investment. Our Advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Our Advisor defines creditworthiness as a risk-reward relationship appropriate to its investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. Our Advisor has a robust internal credit rating system and may designate subsidiaries of non-guarantor parent companies with investment grade ratings as “implied investment grade.” As of December 31, 2020, we had nine and five tenants that were rated investment grade and implied investment grade, respectively, as well as 51 below-investment grade tenants (with a weighted-average internal credit rating of 3.7). The aforementioned credit rating data does not include our student housing operating properties and development projects.

CPA:18 – Global 2020 10-K – 5

Lease Terms — Generally, the net-leased properties we invest in are leased on a full-recourse basis to the tenants or their affiliates. In addition, the vast majority of our leases provide for scheduled rent increases over the term of the lease. These increases are either fixed (i.e., mandated on specific dates) or tied to increases in inflation indices (e.g., Consumer Price Index (“CPI”), or similar indices in the jurisdiction where the property is located), but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores, hotels, and net leased student housing properties (when the student housing property is completed and occupied subsequent to the beginning of an academic school year) the lease may initially provide for participation in gross revenues of the tenant above a stated level (“percentage rent”) as opposed to a fixed rent.

Transaction Provisions to Enhance and Protect Value — When negotiating leases with potential tenants, our Advisor attempts to include provisions it believes may help to protect our investment from changes in the tenant’s operating and financial characteristics, which may affect the tenant’s ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include covenants requiring our consent for certain activities, requiring indemnification protections and/or security deposits, and requiring the tenant to satisfy specific operating tests. We may also seek to enhance the likelihood that a tenant will satisfy their lease obligations through a letter of credit or guaranty from the tenant’s parent or other entity. Such credit enhancements, if obtained, provide us with additional financial security. However, in markets where competition for net-lease transactions is strong, some or all of these lease provisions may be difficult to obtain.

Competition — We face active competition from many sources, both domestically and internationally, for net-lease investment opportunities in commercial properties. In general, we believe that our Advisor’s experience in real estate, credit underwriting, and transaction structuring will allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of return, lease terms, other transaction terms, or levels of risk that we find unacceptable.

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

Diversification

Our Advisor attempts to diversify our portfolio to avoid undue dependence on any one particular tenant, borrower, collateral type, geographic location, or industry. By diversifying the portfolio, our Advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While our Advisor has no fixed diversity metrics in our portfolio, we believe that it is well-diversified. Our Advisor also assesses the relative risk of our portfolio on a quarterly basis.

Real Estate Evaluation

Our Advisor reviews and evaluates the physical condition of the property and the market in which it is located. Our Advisor considers a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. Our Advisor obtains third-party environmental and engineering reports and market studies for us when required. When considering an investment outside the United States, our Advisor will also consider factors particular to a country or region, including geopolitical risk, in addition to the risks normally associated with real property investments. See Item 1A. Risk Factors.

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments to those reports, are available for free on our website (http://www.cpa18global.com), as soon as reasonably practicable after they are filed with or furnished to the SEC.

CPA:18 – Global 2020 10-K – 6

Our Code of Business Conduct and Ethics, which applies to all of our Advisor’s employees, including our chief executive officer and chief financial officer, is available on our website, http://www.cpa18global.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers. We are providing our website address solely for the information of investors and do not intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed with or furnished to the SEC.

CPA:18 – Global 2020 10-K – 7

Item 1A. Risk Factors.

Our business, results of operations, financial condition, and ability to pay distributions could be materially adversely affected by various risks and uncertainties, including those enumerated below, which could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

Risks Related to our Distributions and DRIP

We may be unable to pay or maintain cash distributions or increase distributions over time.

The amount of cash we have available for distribution to stockholders is affected by many factors, such as the performance of our Advisor in selecting investments for us to make, selecting tenants for our properties, and securing financing arrangements; our ability to buy properties; the amount of rental income from our properties; our operating expense levels; as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time or may decrease. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of considerations, including, but not limited to, our results of operations, cash flow and capital requirements; economic and tax considerations; our borrowing capacity; applicable provisions of the Maryland General Corporation Law; and other factors. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There is also a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status. Consequently, our distribution levels are not guaranteed and may fluctuate.

Our distributions in the past have exceeded, and may in the future exceed, our funds from operations (“FFO”).

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO will be sufficient to cover our future distributions. For the year ended December 31, 2020, both our FFO and net cash provided by operating activities fully covered total distributions declared. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales or borrowings to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid. Our charter permits us to make distributions from any source, including the sources described above. Because the amount we pay out in distributions has in the past exceeded, and may in the future exceed, our FFO, distributions to stockholders may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of investment and could reduce a stockholder’s basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

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

CPA:18 – Global 2020 10-K – 8

Stockholders’ equity interests may be diluted by DRIP and other issuances of our common stock.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, when we issue shares of our common stock pursuant to our DRIP, to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash, or in other potential situations, then existing stockholders and investors that purchased their shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our initial public offering, and the value of our properties and other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

Risks Related to Our External Advisor

Our success is dependent on the performance of our Advisor; we could be adversely affected if WPC sells, transfers or otherwise discontinues its investment management business.

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

In addition, WPC has exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it currently expects to continue serving as our Advisor through the end of our life cycle. If WPC sells, transfers or otherwise discontinues its investment management business entirely, we would have to find a new Advisor, who may not be familiar with our company, may not provide the same level of services as our Advisor, and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance and delay or otherwise negatively impact our ability to effect a liquidity event. If we terminate the advisory agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial.

We may be deterred from terminating the advisory agreement or engaging in certain business combination transactions because, upon certain events, our Operating Partnership must decide whether to repurchase all or a portion of WPC’s interest in our Operating Partnership.

While the advisory agreement has a term of one year (which may be renewed for successive one-year periods) and we may terminate the advisory agreement upon 60 days’ written notice without cause or penalty, the termination or resignation of our Advisor, including by non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of our Advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of WPC’s special general partner interest in our Operating Partnership (which is held through its subsidiary CPA:18 Holdings) at a value based on the lesser of: (i) five times the amount of the last completed fiscal year’s special general partner distributions, and (ii) the discounted present value of the estimated future special general partner distributions until March 2025. This repurchase could be prohibitively expensive and require the Operating Partnership to sell assets in order to complete the repurchase. If our Operating Partnership does not exercise its repurchase right and WPC’s interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our Advisor while WPC owns a significant interest in the Operating Partnership. Even if we do find another entity to act as our Advisor, we may be subject to higher fees than those charged by WPC. These considerations could deter us from terminating the advisory agreement. In addition, in the event of a merger or other extraordinary corporate transaction in which the advisory agreement is terminated and an affiliate of WPC does not replace our Advisor, the Operating Partnership must either repurchase WPC’s special general partner interest in our Operating Partnership at the value described above or obtain WPC’s consent to the merger. This obligation may limit opportunities for stockholders to receive a premium for their shares that might otherwise exist if a third party attempted to acquire us through a merger or other extraordinary corporate transaction.

In addition, lenders for certain financing arrangements related to our assets may request change of control provisions in their loan documentation that would make the termination or replacement of WPC or its affiliates as our Advisor an event of default or an event triggering the immediate repayment of the full outstanding balance of the loan. If an event of default or a repayment event occurs with respect to any of our loans, our revenues and distributions to our stockholders may be adversely affected.

CPA:18 – Global 2020 10-K – 9

We have limited independence from our Advisor and its affiliates, who may be subject to conflicts of interest.

We delegate our management functions to our Advisor, for which it earns fees pursuant to the advisory agreement. Therefore, our Advisor and its affiliates have potential conflicts of interest in their dealings with us, including, but not limited to, in the following circumstances:

•our Advisor is compensated for certain transactions on our behalf (e.g., acquisitions of investments and sales), which may cause our Advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;
•agreements between us and our Advisor, including agreements regarding compensation, are not negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;
•acquisitions of single assets or portfolios of assets from WPC and its affiliates, subject to our investment policies and procedures, in the form of a direct purchase of assets, a merger, or another type of transaction;
•competition with WPC for investments, which are resolved by our Advisor (although our Advisor is required to use its best efforts to present a continuing and suitable investment program to us, allocation decisions present conflicts of interest, which may not be resolved in the manner most favorable to our interests);
•decisions regarding asset sales, which could impact the timing and amount of fees payable to our Advisor, as well as allocations and distributions payable to CPA:18 Holdings pursuant to its special general partner interests (e.g., our Advisor receives asset management fees and may decide not to sell an asset; however, CPA:18 Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest);
•decisions regarding potential liquidity events and business combination transactions (including a merger with WPC), which may entitle our Advisor and its affiliates to receive additional fees and distributions in relation to the liquidations;
•a recommendation by our Advisor that we declare distributions at a particular rate because our Advisor and CPA:18 Holdings may begin collecting subordinated fees once the applicable preferred return rate has been met; and
•the negotiation or termination of the advisory agreement and other agreements with our Advisor and its affiliates.

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

CPA:18 – Global 2020 10-K – 10

Risks Related to Our Portfolio and Ownership of Real Estate

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate, which include:

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
•failure to comply with federal, state, and local legal and regulatory requirements, including the Americans with Disabilities Act or fire and life-safety requirements;
•uninsured property liability, property damage, or casualty losses;
•changes in operating expenses or unexpected expenditures for capital improvements;
•exposure to environmental losses; and
•force majeure and other factors beyond the control of our management.

While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonment by tenants, and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and the debt service payments we incur.

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

The tenants or managers of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. Although we endeavor to monitor, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not always ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant. In addition, our lack of control over our net-leased properties makes it difficult for us to collect property-level environmental metrics and to enforce sustainability initiatives, which may impact our ability to report to and comply with certain real estate sustainability standards.

We may incur substantial impairment charges.

We may incur substantial impairment charges, which could adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income, although they do not necessarily affect our FFO, which is the metric we use to evaluate our distribution coverage.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our investment policies may change over time and may also vary as new investment techniques are developed. In addition, aside from our intention to maintain our REIT qualification, we are not required to meet any diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant risks with potentially adverse effects on our investment objectives. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, as well as our other objectives, policies, and procedures, may be altered by a
CPA:18 – Global 2020 10-K – 11

majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to concentration risk, interest rate risk, default risk, and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We may have difficulty selling or re-leasing our properties and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. Some of our net lease investments involve properties that are designed for the particular needs of a tenant. With these properties, we may be required to renovate or make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell these properties, we may have difficulty selling it to a party other than the tenant due to the property’s unique design. These and other limitations may adversely affect returns to our stockholders.

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest in, properties located outside the United States. As of December 31, 2020, our real estate properties located outside of the United States represented 59% of consolidated contractual minimum annualized base rent (“ABR”). These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;
•legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;
•difficulty in complying with conflicting obligations in various jurisdictions and the burden of observing a variety of evolving foreign laws, regulations, and governmental rules and policies, which may be more stringent than U.S. laws and regulations (including land use, zoning, environmental, financial, and privacy laws and regulations, such as the European Union’s General Data Protection Regulation);
•tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directives), which may result in additional taxes on our international investments;
•changes in operating expenses in particular countries;
•a lack of publicly available information in certain jurisdictions may impair our ability to receive timely and accurate financial information from tenants, which may be necessary to meet reporting obligations to financial institutions or governmental and regulatory agencies;
•economic conditions and regulatory changes following the United Kingdom’s exit from the European Union (“Brexit”), which may result in a material adverse effect on our business and results of operations; and
•geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the terms or availability of mortgage funds), including with regard to Brexit.

Our Advisor may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements. If our Advisor fails to properly mitigate such additional risks, it could result in operational failures, governmental sanctions, or other liabilities.

We are also subject to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar because we translate revenue denominated in foreign currency into U.S. dollars for our financial statements (our principal foreign currency exposures are to the euro and, to a lesser extent, the Norwegian krone and British pound sterling). Our results of our foreign operations are adversely affected by a stronger U.S. dollar relative to foreign currencies (i.e., absent other considerations, a stronger U.S. dollar will reduce both our revenues and our expenses), which may in turn adversely affect our NAVs.

CPA:18 – Global 2020 10-K – 12

A significant amount of our leases will expire within the next five years and we may have difficulty re-leasing or selling our properties if tenants do not renew their leases.

Within the next five years, approximately 28% of our leases, based on our ABR as of December 31, 2020, are due to expire. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may adversely affect returns to our stockholders.

Because we use debt to finance investments, our cash flow could be adversely affected.

Most of our investments were made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security or require a cash trap. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders. Some of our financing may also require us to make a balloon payment at maturity. When a balloon payment is due, however, we may be unable to refinance the balloon payment on terms as favorable as the original loan, make the payment with existing cash or cash resources, or sell the property at a price sufficient to cover the payment (a refinancing or sale could also affect the rate of return to stockholders and the projected disposition timing of our assets).

Finally, since certain instruments within our debt profile are indexed to LIBOR, its anticipated replacement with an alternative reference rate could adversely affect our interest expense. Post-transition, the interest rates on our LIBOR-indexed debt (comprised of a non-recourse mortgage loan and the unsecured revolving line of credit with WPC with carrying amounts of $51.5 million and $21.1 million, respectively, as of December 31, 2020) will fall back to various alternative methods, any of which could result in higher interest obligations than under LIBOR. In addition, there is no guarantee that the transition will not result in financial market disruptions, significant increases in benchmark rates or borrowing costs to borrowers, any of which could have an adverse effect on our financing costs, liquidity, results of operations, and overall financial condition.

Because most of our properties are occupied by a single tenant, our success is materially dependent upon their financial stability.

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. For the year ended December 31, 2020, our ten largest tenants/guarantors represented approximately 34.8% of our total consolidated revenue. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to our stockholders.

The bankruptcy or insolvency of tenants may cause a reduction in our revenue and an increase in our expenses.

We have had, and may in the future have, tenants file for bankruptcy protection. Bankruptcy or insolvency of a tenant could lead to the loss of lease or interest and principal payments, an increase in the carrying cost of the property, and litigation. If one or a series of bankruptcies or insolvencies is significant enough (more likely during a period of economic downturn), it could lead to a reduction in our NAVs, and/or a decrease in amounts available for distribution to our stockholders. Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim and the maximum claim will be capped. In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. Insolvency laws outside the United States may be more
CPA:18 – Global 2020 10-K – 13

or less favorable to reorganization or the protection of a debtor’s rights as in the United States. In circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws.

The reduced economic activity and other impacts of the COVID-19 pandemic may severely affect our tenants’ businesses, financial condition and liquidity, leading to an increase in tenant bankruptcy or insolvency. In addition, a significant portion of our tenants may fail to meet their obligations to us in full (or at all), or may otherwise seek modifications of such obligations. In order to dampen the economic effects of the pandemic, certain jurisdictions may also enact laws or regulations that impact or alter our ability to collect rent under our existing lease terms. The ultimate extent to which the COVID-19 pandemic impacts the operations of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

We have and may continue to invest in student housing development projects and operating properties. Currently, we have seven ongoing student housing development projects, with estimated funding commitments totaling $174.9 million. Such investments can involve long timelines and complex undertakings, including due diligence, entitlement, environmental remediation, and dense urban construction. We may abandon opportunities that we have begun to explore for a number of reasons (including changes in local market conditions or increases in construction or financing costs) and, as a result, fail to recover expenses already incurred in exploring those opportunities. We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations, which could result in increased costs or missing the beginning of the academic year or the delay or abandonment of opportunities. We project construction costs based on market conditions at the time we prepare our budgets and, while we include anticipated changes, we cannot predict costs with certainty or guarantee that market rents in effect at the time that the development is completed will be sufficient to offset the effects of any increased costs. Occupancy rates and rents may fail to meet our original expectations for a number of reasons, including competition from similar developments and other changes in market and economic conditions beyond our control.

We are subject to risks posed by fluctuating demand and significant competition in the self-storage industry.

A decrease in the demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio. Demand for self-storage space has been and could be adversely affected by weakness in national, regional, and local economies; changes in supply of, or demand for, similar or competing self-storage facilities in an area; and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues. For the year ended December 31, 2020, revenue generated from our self-storage investments represented approximately 34.7% of our consolidated total revenue. Our self-storage facilities compete with other self-storage facilities in their geographic markets. As a result of competition, the self-storage facilities could experience a decrease in occupancy levels and rental rates, which would decrease our cash available for distribution. We compete in operations and for acquisition opportunities with companies that have substantial financial resources. Competition may reduce the number of suitable acquisition opportunities offered to us and increase the bargaining power of property owners seeking to sell. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding may cause our self-storage properties to experience a decrease in occupancy levels, limit their ability to increase rents, and compel them to offer discounts.

CPA:18 – Global 2020 10-K – 14

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

Because we are subject to possible liabilities relating to environmental matters, we could incur unexpected costs and our ability to sell or otherwise dispose of a property may be negatively impacted.

We have invested, and may in the future invest, in real properties historically used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations, which may expose us to liabilities under environmental laws. Some of these laws could impose the following on us:

•responsibility and liability for the costs of investigation and removal (including at appropriate disposal facilities) or remediation of hazardous or toxic substances in, on, or migrating from our real property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;
•liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and
•responsibility for managing asbestos-containing building materials and third-party claims for exposure to those materials.

Costs relating to investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial and could exceed any amounts estimated and recorded within our consolidated financial statements. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could (i) give rise to a lien in favor of the government for costs it may incur to address the contamination or (ii) otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant by environmental laws, could affect its ability to make rental payments to us. And although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities. With respect to our self-storage and student housing investments, we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property and there is no tenant or other party to provide indemnification under a net-lease arrangement.

CPA:18 – Global 2020 10-K – 15

Risks Related to our Corporate Structure and Maryland Law

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

CPA:18 – Global 2020 10-K – 16

Maryland law could restrict a change in control, which could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest.

Provisions of Maryland law applicable to us prohibit business combinations with:

•any person who beneficially owns 10% or more of the voting power of our outstanding voting stock, referred to as an interested stockholder;
•an affiliate or associate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding stock, also referred to as an interested stockholder; or
•an affiliate of an interested stockholder.

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

CPA:18 – Global 2020 10-K – 17

Furthermore, our qualification and taxation as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Our ability to satisfy the quarterly asset tests under applicable Internal Revenue Code provisions and Treasury Regulations will depend on the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. While we believe that we will satisfy these tests, we cannot guarantee that this will be the case on a continuing basis.

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

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•not be allowed a deduction for distributions to stockholders in computing our taxable income;
•be subject to federal and state income tax, including any applicable alternative minimum tax (for taxable years ending prior to January 1, 2018), on our taxable income at regular corporate rates; and
•be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our Board. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g. capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C corporation’s earnings and profits.

CPA:18 – Global 2020 10-K – 18

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our taxable REIT subsidiaries (“TRSs”), thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions. Also, please see the risk “We may be unable to pay or maintain cash distributions or increase distributions over time” above.

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

CPA:18 – Global 2020 10-K – 19

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
CPA:18 – Global 2020 10-K – 20

de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

Because distributions received by foreign stockholders are generally taxable, we may be required to withhold a portion of our distributions to such persons.

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

Federal and state income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Federal, state, and foreign tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and at various state and foreign tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us or our stockholders. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us or our stockholders may be changed. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT or the federal income tax consequences to you or us.

Risks Related to Our Overall Business

Our business will continue to be adversely affected by the COVID-19 pandemic.

We face risks related to the ongoing COVID-19 pandemic, which has severely impacted, and is likely to continue to adversely impact, global economies. The ongoing economic downturn and market volatility has already eroded the financial conditions of certain of our tenants (particularly those in the lodging industry) and operating properties. Given the significant uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we continue to face risks related to the ongoing COVID-19 pandemic, which has severely impacted, and is likely to continue to adversely impact, global economies.

We are unable to predict the impact that the COVID-19 pandemic will continue to have on our tenants’ ability to pay rent, particularly since 17% of our ABR is derived from tenants in the lodging industry, which has been heavily impacted by travel restrictions instituted in response to the COVID-19 pandemic. Therefore, information provided regarding historical rent collections should not serve as an indication of expected future rent collections. We also cannot assure you that conditions in the bank lending, capital, and other financial markets will not further deteriorate as a result of the pandemic, causing our access to capital and other sources of funding to become constrained, which could adversely affect our ability to meet our financial covenants, as well as the terms or even availability of future borrowings, renewals, and refinancings. Rapid changes in laws and regulatory policies, including the effects of government fiscal and monetary policies, could subject us to additional market volatility and risks. Any preventative actions related to COVID-19 that we or governmental authorities may take could result in business disruptions; however, failure to take a cautious approach could exacerbate the crisis and subject us to risks arising from potential legal liabilities. The extent to which COVID-19 impacts our results and operations will depend on future developments, including new information that may emerge concerning vaccines or treatments, the duration of the outbreak, and actions taken to contain COVID-19 or mitigate its impacts, all of which are highly uncertain and cannot be predicted with confidence.

CPA:18 – Global 2020 10-K – 21

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments, and assumptions about matters that are inherently uncertain.

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

The occurrence of cyber incidents, or a deficiency in our Advisor’s cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources, which could be an intentional attack or an unintentional accident or error. Our Advisor uses information technology and other computer resources to carry out important operational activities and to maintain our business records. During the COVID-19 pandemic, we face heightened cybersecurity risks as our Advisor’s employees work remotely, leading to an increased dependence on the internet and greater exposure to the malware campaigns and phishing attacks preying on the uncertainties surrounding the pandemic. These heightened cybersecurity risks may increase our vulnerability to cyber-attacks and cause disruptions to our internal control procedures.

In addition, our Advisor may store or come into contact with sensitive information and data. If our Advisor or third-party service providers fail to comply with applicable privacy or data security laws in handling this information, including the General Data Protection Regulation and the California Consumer Privacy Act, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised, including sizable fines and penalties. Our Advisor has implemented processes, procedures, and controls intended to address ongoing and evolving cyber security risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. A significant and extended disruption could damage our business or reputation; cause a loss of revenue; have an adverse effect on tenant relations; cause an unintended or unauthorized public disclosure; or lead to the misappropriation of proprietary, personal identifying and confidential information; all of which could result in us incurring significant expenses to address and remediate or otherwise resolve these kinds of issues. There can be no assurance that the insurance we maintain to cover some of these risks will be sufficient to cover the losses from any future breaches of our systems.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located in the offices of our Advisor at One Manhattan West, 395 9th Avenue, 58th Floor, New York, NY 10001.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for a discussion of the properties we hold for rental operations and Part II, Item 8. Financial Statements and Supplementary Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

CPA:18 – Global 2020 10-K – 22

Item 3. Legal Proceedings.

As of December 31, 2020, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business may be pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA:18 – Global 2020 10-K – 23

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 19, 2021, there were 27,707 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared per share for the past two years are as follows:

	Years Ended December 31,
	2020		2019
	Class A	Class C	Class A	Class C
First quarter	$0.1563	$0.1382	$0.1563	$0.1373
Second quarter	0.0625	0.0438	0.1563	0.1376
Third quarter	0.0625	0.0450	0.1563	0.1376
Fourth quarter	0.0625	0.0625	0.1563	0.1374
	$0.3438	$0.2895	$0.6252	$0.5499

We currently intend to continue paying cash dividends; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors. In order to retain liquidity during the COVID-19 pandemic, our distributions declared for both Class A and Class C common stock for the second, third, and fourth quarters of 2020 were reduced from previous levels.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2020, we issued 358,815 shares of our Class A common stock to our Advisor as consideration for asset management fees, which were issued at our most recently published NAV at the date of issuance. The shares issued in October and November 2020 (243,958 shares) were based on the NAV as of June 30, 2020 ($8.41), and the shares issued in December 2020 (114,857 shares) were based on the NAV as of September 30, 2020 ($8.55). In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. As previously discussed in our filings with the SEC, over the past three years, we have issued 27,565 shares of our common stock to our directors from time to time. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.
CPA:18 – Global 2020 10-K – 24

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended December 31, 2020:

	Class A		Class C
2020 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
October 1-31				—	N/A	N/A
November 1-30				—	N/A	N/A
December 1-31	326,537	$9.05	139,913	$8.46	N/A	N/A
Total	326,537		139,913
___________
(a)Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. On August 31, 2020, our board of directors approved, effective as of that date, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in shares of our common stock pursuant to our DRIP (as further detailed in the Form 8-K filed with the SEC on September 1, 2020). During the three months ended December 31, 2020, we received 132 and 39 redemption requests for Class A and Class C common stock, respectively, which included approximately 514,135 and 170,837 shares for $4.2 million and $1.4 million of Class A and Class C common stock, respectively, which remained unfulfilled as of the date of this Report. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs.
CPA:18 – Global 2020 10-K – 25

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Operating Data
Total revenues (a)	$177,067	$197,439	$216,716	$205,634	$184,323
Net income (loss) (b)	22,301	44,004	117,290	39,817	(19,785)
Net income attributable to noncontrolling interests (a)	(9,958)	(11,432)	(20,562)	(13,284)	(10,299)
Net income (loss) attributable to CPA:18 – Global	12,343	32,572	96,728	26,533	(30,084)

Income (loss) per share:
Net income (loss) attributable to CPA:18 – Global Class A	0.08	0.22	0.67	0.19	(0.22)
Net income (loss) attributable to CPA:18 – Global Class C	0.08	0.22	0.66	0.18	(0.23)

Distributions per share declared to CPA:18 – Global Class A	0.3438	0.6252	0.6252	0.6252	0.6252
Distributions per share declared to CPA:18 – Global Class C	0.2895	0.5499	0.5503	0.5526	0.5467
Balance Sheet Data
Total assets	$2,358,918	$2,234,803	$2,304,553	$2,330,997	$2,209,446
Net investments in real estate	2,124,244	1,946,720	1,936,236	2,062,451	1,953,153
Long-term obligations (c)	1,312,242	1,208,256	1,249,977	1,287,847	1,180,138
Other Information
Net cash provided by operating activities	$89,991	$90,820	$97,703	$88,425	$66,747
Net cash used in investing activities	(143,606)	(22,675)	(8,980)	(63,226)	(214,598)
Net cash provided by (used in) financing activities	7,520	(96,244)	16,588	(34,063)	102,708
Cash distributions paid	63,271	89,845	87,609	85,174	81,677
Distributions declared (d)	49,973	90,326	88,187	85,865	82,594
___________
(a)The year ended December 31, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2). For the year ended December 31, 2020, approximately $9.2 million of rent was not collected, which reduced lease revenues.
(b)The year ended December 31, 2020 includes a gain on sale of $12.9 million (inclusive of tax of $1.8 million) from the disposition of our equity method investment in real estate (Note 4), and a gain on sale of real estate, net of $2.4 million (Note 13). The year ended December 31, 2019 includes gains on sale of real estate, net totaling $24.8 million (which includes a $2.9 million gain attributable to noncontrolling interests). The year ended December 31, 2018 includes gains on sale of real estate, net totaling $78.7 million (inclusive of a tax benefit of $2.0 million), as well as a gain on insurance proceeds totaling $16.6 million (inclusive of a tax benefit of $3.5 million). The gains on sale of real estate, net and insurance proceeds include amounts attributable to noncontrolling interest of $8.3 million and $2.3 million, respectively (Note 13).
(c)Represents non-recourse secured debt obligations, deferred acquisition fee installments (including interest), and the annual distribution and shareholder servicing fee liability, which as of December 31, 2020, we have no further obligation with respect to the distribution and shareholder servicing fee (Note 3).
(d)During the second, third and fourth quarters of 2020, our distributions declared for both Class A and Class C common stock were reduced from previous levels to enable us to retain cash and preserve financial flexibility.
CPA:18 – Global 2020 10-K – 26

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

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is primarily comprised of our investments in student housing operating properties, and multi-family residential properties (our last multi-family residential property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments, one of which was repaid during the second quarter of 2019. Our reportable business segments and All other category are the same as our reporting units (Note 14).

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of our results of operations for the year ended December 31, 2018. Refer to Item 1. Business for a description of our business.

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

Our Advisor continues to actively engage in discussions with our tenants and the third-party managers of our operating properties regarding the impact of COVID-19 on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 86% of contractual base rent that was due in the fourth quarter (based on contractual minimum ABR as of September 30, 2020) as well as approximately 89% and 83% of net lease contractual base rent that was due in January and February 2021, respectively (based on ABR as of December 31, 2020). We received 99% of contractual rents due at our self-storage properties during the fourth quarter of 2020. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding fourth quarter and January rent collections should not serve as an indication of expected future rent collections. Please see Part II, Item 1A. Risk Factors in this Report for additional information regarding the ongoing impact of the COVID-19 pandemic on us and our tenants.

As of December 31, 2020, our debt and interest obligations due within one year totaled $175.1 million, and we expect to fund capital commitments of $136.7 million in the next year, primarily for our seven student housing development projects (four of which are scheduled to be completed in 2021). We believe we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through available cash and cash equivalents, restricted cash, cash received under net lease and operating lease agreements (which includes five student housing properties recently placed into service), and undrawn capacity under our construction loans. If necessary, we are able to borrow up to $50.0 million under an unsecured revolving line of credit with WPC (with a scheduled maturity date of March 31, 2022). As of the date of this Report, we have no amounts drawn on this line of credit as the outstanding balance as of December 31, 2020 was repaid in full, including accrued interest (Note 3 and Note 16). Additional sources of liquidity, if necessary, includes leveraging our unleveraged properties (which had an aggregate carrying value of $209.1 million), refinancing existing debt obligations, and asset sales. To help us preserve cash, since April 1, 2020, our Advisor has agreed to receive all asset management fees in shares of our Class A common stock (Note 3). In addition, during the year December 31, 2020, our distributions declared for both Class A and Class C common stock were reduced from previous levels to enable us to retain cash and preserve financial flexibility. Lastly, to further enhance our liquidity, on August 31, 2020, our board of directors approved, effective as of that date, limiting the amount of cash available for our redemption
CPA:18 – Global 2020 10-K – 27

program to the amount reinvested by stockholders in our DRIP (please see our Current Report on Form 8-K dated September 1, 2020 for additional information).

Projects Placed into Service

During the year ended December 31, 2020, we completed and placed into service five student housing properties totaling $230.7 million of capitalized costs. Of these five properties, three and one are located in Spain and Portugal, respectively, and are subject to net lease agreements with a third party (which includes fixed minimum rents for two of the properties and variable rent for two, which will convert to minimum fixed rent in the second year of operation), and are included in Real estate — Land, buildings and improvements in the consolidated balance sheets. The remaining property is located in Texas and is included in Operating real estate — Land, buildings and improvements in the consolidated balance sheets (Note 4). This property is not subject to a net lease agreement as the leases are with the individual students.

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt (all provided by an independent third party) and for other relevant factors. Since our quarterly NAVs are not based on an appraisal of our full portfolio, to the extent any new quarterly NAV adjustments are within 1% of our previously disclosed NAVs, our quarterly NAVs will remain unchanged. We monitor properties not appraised during the quarter to identify any that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. Costs associated with our development projects (which are not yet generating income) are not appraised quarterly and are carried at cost, which approximates fair value. These costs are included in Real estate under construction in our consolidated financial statements. Our NAVs as of September 30, 2020 were $8.55 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated December 2, 2020 for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of December 31, 2020 during the first quarter of 2021.

The accrued distribution and shareholder servicing fee payable has been valued using a hypothetical liquidation value and, as a result, the NAVs do not reflect any obligation to pay future distribution and shareholder servicing fees. As of December 31, 2020, we have no further obligation with respect to the distribution and shareholder servicing fee as the total underwriting compensation paid in respect to the offering reached the Financial Industry Regulatory Authority (“FINRA”) limit of 10.0% of the gross offering proceeds (Note 11).

Financial Highlights

During the year ended December 31, 2020, we completed the following, as further described in the consolidated financial statements.

Financing Activity

•On March 13, 2020, we obtained a construction loan of $22.5 million (amount based on the exchange rate of the euro at the date of the loan) for a student housing property (placed into service during the third quarter of 2020) in Barcelona, Spain. The loan is comprised of four tranches with interest only payments due on outstanding draws through its scheduled maturity date of December 2023. As part of obtaining the loan, initial drawdowns of $16.8 million were made with a weighted average variable interest rate of 2.1% (Note 9).
•On July 31, 2020. we obtained a construction loan of $26.1 million (amount based on the exchange rate of the euro at the date of the loan) for a student housing development project located in Seville, Spain. The loan bears a variable interest rate on outstanding draws equal to the Euro Interbank Offered Rate plus 3.5% and is scheduled to mature in November 2023. Initial drawdowns of $11.1 million were made as part of obtaining the construction loan (Note 9).
•On October 16, 2020, we obtained a construction loan of $18.9 million (amount based on the exchange rate of the euro at the date of the loan) for a student housing development project in Coimbra, Portugal. The loan is comprised of two tranches with a fixed interest rate of 2.7% on outstanding draws and is scheduled to mature in April 2025. As part of obtaining the loan, we made initial drawdowns totaling $7.2 million (Note 9).
CPA:18 – Global 2020 10-K – 28

•On December 30, 2020, we obtained a non-recourse loan facility of $24.6 million (amount based on the exchange rate of the euro at the date of the loan) for a student housing property (placed into service during the third quarter of 2020) in San Sebastian, Spain. The loan bears a variable interest rate on outstanding draws equal to the Euro Interbank Offered Rate plus 3.0% and is scheduled to mature in December 2023. As part of obtaining the loan, we drew down on the full amount of the loan facility (Note 9).

Disposition Activity

•On July 22, 2020, our warehouse facility located in Freetown, Massachusetts was sold through eminent domain. As a result, we received condemnation proceeds of $6.1 million, net of closing costs, and recognized a gain on sale of real estate of $2.4 million. We repaid the $3.2 million non-recourse mortgage loan previously encumbering the property using the condemnation proceeds (Note 13).
•On December 23, 2020, we disposed of our sole equity method investment, which was comprised of the three self-storage facilities located in Canada for total proceeds of $62.3 million. In conjunction with this disposal, we recognized a gain on sale of $12.9 million (inclusive of tax of $1.8 million) during the year ended December 31, 2020, which is included in Equity in earnings (losses) of equity method investment in real estate in our consolidated financial statements. Upon closing of the sale, loans totaling $31.8 million encumbering these properties were repaid. Amounts are based on the exchange rate of the Canadian dollar on the date of the transaction (Note 4).

Consolidated Results

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Total revenues	$177,067	$197,439	$216,716
Net income attributable to CPA:18 – Global	12,343	32,572	96,728

Cash distributions paid	63,271	89,845	87,609
Distributions declared (a)	49,973	90,326	88,187

Net cash provided by operating activities	89,991	90,820	97,703
Net cash used in investing activities	(143,606)	(22,675)	(8,980)
Net cash provided by (used in) financing activities	7,520	(96,244)	16,588

Supplemental financial measures:
FFO attributable to CPA:18 – Global (b)	55,221	69,413	86,437
MFFO attributable to CPA:18 – Global (b)	58,191	65,864	65,223
Adjusted MFFO attributable to CPA:18 – Global (b)	57,236	65,672	62,546

__________
(a)Quarterly distributions declared are generally paid in the subsequent quarter. During the second, third and fourth quarters of 2020, our distributions declared for both Class A and Class C common stock were reduced from previous levels to enable us to retain cash and preserve financial flexibility.
(b)We consider the performance metrics listed above, including FFO, Modified funds from operations (“MFFO”), and Adjusted modified funds from operations (“Adjusted MFFO”), which are supplemental measures that are not defined by generally accepted accounting principles (“GAAP”) (“non-GAAP measures”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

CPA:18 – Global 2020 10-K – 29

Revenues and Net Income Attributable to CPA:18 – Global

Total revenues decreased during 2020 as compared to 2019, primarily due to the impact of the COVID-19 pandemic on rent collections at certain of our net leased properties (Note 2), a decrease in interest income from our notes receivable (Note 5), and the impact from our properties sold during 2019 and 2020. These decreases were partially offset by increased revenues from our student housing properties placed into service during 2019 and 2020.

Net income attributable to CPA:18 – Global decreased during 2020 as compared to 2019, primarily due to decreased gains on sale of real estate (Note 13), the impact of the COVID-19 pandemic on our rent collections (as noted above), the impact from our properties sold during 2019 and 2020, and a decrease in interest income (as noted above). These factors were partially offset by the gain on sale recognized from the disposition of our sole equity investment during the current year (Note 4), decreased interest expense primarily due to the refinancings and dispositions of encumbered properties during the prior year, and the accretive impact of our student housing properties placed into service during 2019 and 2020.

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

FFO, MFFO, and Adjusted MFFO are non-GAAP measures that we use to evaluate our business. For definitions of MFFO and Adjusted MFFO, and a reconciliation to Net income attributable to CPA:18 – Global, see Supplemental Financial Measures below.

For the year ended December 31, 2020 compared to 2019, FFO, MFFO, and adjusted MFFO decreased primarily due to the impact of the COVID-19 pandemic on our rent collections (as noted above), the impact from our properties sold during 2019 and 2020, and a decrease in interest income (as noted above). These factors were partially offset by decreased interest expense primarily due to the refinancings and dispositions of encumbered properties during the prior year, and the accretive impact of our student housing properties placed into service during 2019 and 2020.
CPA:18 – Global 2020 10-K – 30

Portfolio Overview

We hold a diversified portfolio of income-producing commercial real estate properties, and other real estate-related assets. In addition, our portfolio includes self-storage and student housing (not subject to net lease agreements) for the periods presented below. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various jointly owned, net-leased and operating investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	December 31,
	2020	2019
Number of net-leased properties	50	47
Number of operating properties (a)	68	70
Number of development projects	7	12
Number of tenants (net-leased properties)	65	61
Total portfolio square footage (in thousands)	15,400	15,130
Occupancy (net-leased properties)	98.6%	99.4%
Weighted-average lease term (net-leased properties, in years)	9.5	9.4
Number of countries	11	12
Total assets (consolidated basis in thousands)	$2,358,918	$2,234,803
Net investments in real estate (consolidated basis in thousands)	2,124,244	1,946,720
Debt, net — pro rata (in thousands)	1,193,322	1,126,326

	Years Ended December 31,
(dollars in thousands, except exchange rates)	2020	2019	2018
Acquisition volume — consolidated (b)	$—	$29,736	$390,975
Acquisition volume — pro rata (c)	—	29,736	369,921
Financing obtained — consolidated	99,924	113,444	163,186
Financing obtained — pro rata	93,033	110,098	166,954
Projects placed into service — consolidated (d)	230,672	31,365	113,061
Average U.S. dollar/euro exchange rate	1.1410	1.1196	1.1813
Average U.S. dollar/Norwegian krone exchange rate	0.1065	0.1137	0.1230
Average U.S. dollar/British pound sterling exchange rate	1.2834	1.2767	1.3356
Change in the U.S. CPI (e)	1.4%	2.3%	1.9%
Change in the Netherlands CPI (e)	1.0%	2.7%	2.0%
Change in the Norwegian CPI (e)	1.4%	1.4%	3.4%
__________
(a)As of December 31, 2020, our operating portfolio consisted of 65 self-storage properties and three student housing operating properties, all of which are managed by third parties. During the year ended December 31, 2020, we completed and placed into service a student housing operating property (Note 4).
(b)Comprised of development project transactions and related budget amendments, which are reflected as the total commitment for the development project funding, and excludes investments in unconsolidated joint ventures.
(c)Comprised of development project transactions and related budget amendments, which are reflected as the total commitment for the development project funding, and includes investments in unconsolidated joint ventures, which included our previous equity investment in real estate (Note 4).
(d)Comprised of student housing development properties placed into service, excluding the impact of foreign currency exchange rates (Note 4). During the year ended December 31, 2020, we completed and placed into service five students housing properties, four of which had executed net lease agreements upon completion.
(e)Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI, Netherlands CPI, Norwegian CPI, or other similar indices in the jurisdictions where the properties are located.

CPA:18 – Global 2020 10-K – 31

The tables below present information about our portfolio on a pro rata basis for the year ended December 31, 2020. See Terms and Definitions below for a description of Pro Rata Metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI (a)	Percent
Net-Leased
Office	$39,799	34%
Warehouse	13,122	11%
Industrial	8,499	7%
Retail	7,852	7%
Hospitality	5,789	5%
Residential	1,509	1%
Net-Leased Total	76,570	65%

Operating
Self storage	36,816	31%
Other operating properties	4,879	4%
Operating Total	41,695	35%
Total	$118,265	100%
__________
(a)For the year ended December 31, 2020, we did not recognize approximately $9.2 million of contractual base rent that was not collected due to the adverse impact of COVID-19, which reduced Stabilized NOI for certain tenants (Note 2).

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI (a)	Percent
United States
South	$29,842	25%
Midwest	23,179	20%
West	12,603	11%
East	9,491	8%
U.S. Total	75,115	64%

International
Norway	10,375	9%
The Netherlands	9,094	7%
United Kingdom	4,879	4%
Poland	4,410	4%
Germany	3,946	3%
Croatia	3,269	3%
Mauritius	3,207	3%
Slovakia	2,462	2%
Spain	1,539	1%
Portugal	(31)	—%
International Total	43,150	36%
Total	$118,265	100%
__________
(a)For the year ended December 31, 2020, we did not recognize approximately $9.2 million of contractual base rent that was not collected due to the adverse impact of COVID-19, which reduced Stabilized NOI for certain tenants (Note 2).

CPA:18 – Global 2020 10-K – 32

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor (a)	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging and Glass	University Park, Illinois	$6,206	5%
Rabobank Groep NV (b)	Office	Banking	Eindhoven, Netherlands	5,978	5%
Bank Pekao S.A. (b)	Office	Banking	Warsaw, Poland	4,410	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	3,967	3%
Siemens AS (b)	Office	Capital Equipment	Oslo, Norway	3,881	3%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	3,535	3%
Orbital ATK, Inc.	Office	Metals and Mining	Plymouth, Minnesota	3,353	3%
Belk, Inc.	Warehouse	Retail	Jonesville, South Carolina	3,290	3%
Albion Resorts (Club Med) (b)	Hospitality	Hotel and Leisure	Albion, Mauritius	3,207	3%
COOP Ost AS (b)	Retail	Grocery	Oslo, Norway	3,192	3%
Total				$41,019	35%
__________
(a)For the year ended December 31, 2020, we did not recognize approximately $6.3 million of contractual base rent that was not collected from a former top ten tenant (by Stabilized NOI), which has been adversely impacted by the COVID-19 pandemic (Note 2). At December 31, 2020, ABR for this tenant totaled $8.5 million.
(b)Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

CPA:18 – Global 2020 10-K – 33

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of December 31, 2020. See Terms and Definitions below for a description of Pro Rata Metrics, Stabilized NOI and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Hotel and Leisure	$16,212	17%
Banking	11,777	12%
Grocery	7,357	7%
Containers, Packaging, and Glass	6,213	6%
Capital Equipment	5,437	6%
Insurance	4,977	5%
Utilities: Electric	4,430	5%
Residential	4,108	4%
Retail	3,849	4%
Metals and Mining	3,771	4%
Sovereign and Public Finance	3,761	4%
Advertising, Printing, and Publishing	3,484	4%
Business Services	3,418	3%
High Tech Industries	3,307	3%
Oil and Gas	3,210	3%
Healthcare and Pharmaceuticals	2,926	3%
Automotive	2,028	2%
Construction and Building	1,552	2%
Non-Durable Consumer Goods	1,262	1%
Telecommunications	1,125	1%
Electricity	1,073	1%
Wholesale	1,070	1%
Cargo Transportation	1,002	1%
Other (a)	408	1%
Total	$97,757	100%
__________
(a)Includes ABR from tenants in the following industries: durable consumer goods and consumer services.

CPA:18 – Global 2020 10-K – 34

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
2021	2	$27	—%
2022	2	126	—%
2023	12	15,544	16%
2024	16	5,457	6%
2025	7	5,600	6%
2026	5	7,645	8%
2027	2	2,452	3%
2028	4	6,113	6%
2029	3	9,663	10%
2030	2	4,255	4%
2031	4	5,706	6%
2032	5	9,684	10%
Thereafter (>2032)	18	25,485	25%
Total	82	$97,757	100%
__________
(a)Assumes tenant does not exercise renewal option.

Lease Composition and Leasing Activities

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices, or percentage rents. As of December 31, 2020, approximately 50.1% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 45.7% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 2.6% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents are insignificant for the periods presented.

CPA:18 – Global 2020 10-K – 35

Operating Properties

As of December 31, 2020, our operating portfolio consisted of 65 self-storage properties and three student housing operating properties. As of December 31, 2020, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	21	1,779
Texas	13	1,008
California	10	860
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington D.C.	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	66	5,128
United Kingdom	2	215
International Total	2	215
Total	68	5,343

Development Projects

As of December 31, 2020, we had the following seven consolidated student housing development projects, including joint ventures, which remain under construction (dollars in thousands):

Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)	Estimated Completion Date
Coimbra, Portugal (d)	98.5%	1	135,076	$33,348	$26,460	Q2 2021
Bilbao, Spain (d)	100.0%	1	179,279	52,746	20,121	Q3 2021
Seville, Spain (d)	75.0%	1	163,477	47,034	26,460	Q3 2021
Pamplona, Spain (d)	100.0%	1	91,363	30,317	14,663	Q3 2021
Swansea, United Kingdom (e)	97.0%	1	176,496	92,999	42,412	Q3 2022
Granada, Spain (d)	98.5%	1	75,557	23,663	5,674	Q3 2022
Valencia, Spain (d)	98.7%	1	100,423	28,725	8,361	Q4 2022
		7	921,671	$308,832	144,151
Third-party contributions (f)					(4,954)
Total					$139,197
__________
(a)Represents our expected ownership percentage upon the completion of each respective development project.
(b)Amounts are based on the applicable exchange rate as of December 31, 2020.
CPA:18 – Global 2020 10-K – 36

(c)Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees paid to our Advisor, which are all included in Real estate under construction on our consolidated balance sheets.
(d)Included as part of an agreement with a third-party to become a net-leased property upon completion of construction.
(e)Amount funded for the project includes $7.5 million right-of-use (“ROU”) land lease asset that is included in In-place lease and other intangible assets on our consolidated balance sheets.
(f)Amount represents the funds contributed from our joint-venture partners.

CPA:18 – Global 2020 10-K – 37

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of December 31, 2020. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

NOI — Net operating income (“NOI”) is a non-GAAP measure intended to reflect the performance of our entire portfolio of properties and investments. We define NOI as lease revenues and other operating interest income less non-reimbursable property and corporate expenses as determined by GAAP. We believe that NOI is a helpful measure that both investors and management can use to evaluate the financial performance of our properties and it allows for comparison of our portfolio performance between periods and to other REITs. While we believe that NOI is a useful supplemental measure, it should not be considered as an alternative to Net income as an indication of our operating performance.

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

Stabilized NOI is adjusted for corporate expenses, such as asset management fees and the available cash generated by the Operating Partnership (“the Available Cash Distribution”) to our Advisor (Note 3), that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance. Additionally, non-cash adjustments (such as straight-line rent adjustments) and interest income related to our notes receivable (which is non-property related) are not included in Stabilized NOI. Lastly, non-core income is excluded from Stabilized NOI as this income is generally not recurring in nature.

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

CPA:18 – Global 2020 10-K – 38

Reconciliation of Net Income (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net Income (GAAP)	$22,301	$44,004	$117,290
Adjustments:
Depreciation and amortization	63,809	65,498	66,436
Allowance for credit losses	(2,874)	—	—
Interest expense	43,343	48,019	53,221
Equity in (earnings) losses of equity method investment in real estate	(12,313)	2,185	1,072
Gain on sale of real estate, net	(2,390)	(24,773)	(78,657)
Other (gains) and losses	(1,904)	(4,715)	(21,276)
Provision for (benefit from) income taxes	769	210	(1,952)
NOI related to noncontrolling interests (1)	(12,111)	(12,835)	(12,313)
NOI related to equity method investment in real estate (2)	1,714	200	692
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$100,344	$117,793	$124,513

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(9,958)	$(11,432)	$(20,562)
Depreciation and amortization	(6,327)	(7,389)	(6,673)
Interest expense	(4,554)	(4,770)	(4,884)
Gain on sale of real estate, net	—	2,898	8,259
Other gains and (losses)	1,438	(366)	1,934
Benefit from (provision for) income taxes	65	92	(79)
Available Cash Distributions to a related party (Note 3)	7,225	8,132	9,692
NOI related to noncontrolling interests	$(12,111)	$(12,835)	$(12,313)

(2) NOI related to equity method investment in real estate:
Equity in earnings (losses) of equity method investment in real estate (GAAP)	$12,313	$(2,185)	$(1,072)
Depreciation and amortization	754	1,771	549
Interest expense	1,603	1,780	943
Gain on sale of real estate, net	(12,870)	(1,122)	—
Other gains and (losses)	(108)	(58)	7
Benefit from income taxes	22	14	265
NOI related to equity method investment in real estate	$1,714	$200	$692

CPA:18 – Global 2020 10-K – 39

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Years Ended December 31,
	2020	2019	2018
Net-leased	$76,570	$82,670	$86,176
Self storage	36,816	37,057	36,090
Other operating properties	4,879	6,329	2,397
Stabilized NOI	118,265	126,056	124,663
Other NOI:
Corporate (a)	(19,311)	(19,593)	(20,281)
Straight-line rent adjustments (b)	(4,249)	3,461	4,712
Non-core income (c)	2,043	2,457	—
Disposed properties	1,483	1,516	7,477
Notes receivable	1,380	4,075	7,234
	99,611	117,972	123,805
Recently-opened operating properties (d)	765	(148)	906
Build-to-Suit and Development Projects (e)	(32)	(31)	(198)
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$100,344	$117,793	$124,513
_________
(a)Includes expenses such as asset management fees, the Available Cash Distribution, and other costs that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance.
(b)The year ended December 31, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2).
(c)Both the years ended December 31, 2020, and 2019, include NOI related to lease related settlements collected from tenants that were previously reserved in prior periods. The year ended December 31, 2020 includes termination income received.
(d)The year ended December 31, 2020 includes the student housing operating property located in Austin, Texas, which was placed into service during the third quarter of 2020. The year ended December 31, 2019 includes NOI for the student housing operating property located in Barcelona, Spain, which was placed into service during the third quarter of 2019. This property became net lease upon the execution of a framework agreement with a third party (“Framework Agreement”) in December 2019. The year ended December 31, 2018 includes NOI relating to the student housing operating properties located in Portsmouth and Cardiff, United Kingdom, which were completed and began operating during the third quarter of 2018.
(e)All years include NOI for our ongoing student housing development projects. The year ended December 31, 2018 includes NOI for our previous equity investment in real estate for Canadian self-storage development projects which were all substantially completed as of December 31, 2018.

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

CPA:18 – Global 2020 10-K – 40

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income attributable to CPA:18 – Global (in thousands):

	Years Ended December 31,
	2020	2019	Change	2019	2018	Change
Existing Net-Leased Properties
Lease revenues	$99,359	$116,644	$(17,285)	$116,644	$122,013	$(5,369)
Depreciation and amortization	(46,158)	(49,045)	2,887	(49,045)	(44,982)	(4,063)
Reimbursable tenant costs	(12,126)	(13,007)	881	(13,007)	(13,221)	214
Property expenses	(5,654)	(6,250)	596	(6,250)	(10,972)	4,722
Property level contribution	35,421	48,342	(12,921)	48,342	52,838	(4,496)
Recently Net-Leased Student Housing Properties
Lease revenues	2,743	46	2,697	46	—	46
Depreciation and amortization	(1,578)	(15)	(1,563)	(15)	—	(15)
Reimbursable tenant costs	(30)	—	(30)	—	—	—
Property expenses	(893)	(253)	(640)	(253)	—	(253)
Property level contribution	242	(222)	464	(222)	—	(222)
Existing Operating Properties
Operating property revenues	61,414	60,763	651	60,763	57,909	2,854
Operating property expenses	(24,213)	(23,628)	(585)	(23,628)	(22,133)	(1,495)
Depreciation and amortization	(12,147)	(11,911)	(236)	(11,911)	(12,840)	929
Property level contribution	25,054	25,224	(170)	25,224	22,936	2,288
Recent Student Housing Operating Properties
Operating property revenues	9,604	10,195	(591)	10,195	2,636	7,559
Operating property expenses	(3,634)	(3,715)	81	(3,715)	(1,662)	(2,053)
Depreciation and amortization	(3,862)	(3,683)	(179)	(3,683)	(700)	(2,983)
Property level contribution	2,108	2,797	(689)	2,797	274	2,523
Properties Sold, Transferred, or Held for Sale
Lease revenues	214	2,410	(2,196)	2,410	7,644	(5,234)
Operating property revenues	—	354	(354)	354	18,807	(18,453)
Depreciation and amortization	(64)	(844)	780	(844)	(7,914)	7,070
Property expenses	(230)	(618)	388	(618)	(3,185)	2,567
Reimbursable tenant costs	(2)	(197)	195	(197)	(764)	567
Operating property expenses	—	(80)	80	(80)	(9,133)	9,053
Property level contribution	(82)	1,025	(1,107)	1,025	5,455	(4,430)
Property Level Contribution	62,743	77,166	(14,423)	77,166	81,503	(4,337)
Add other income:
Interest income and other	3,733	7,027	(3,294)	7,027	7,707	(680)
Less other expenses:
Asset management fees	(11,914)	(11,539)	(375)	(11,539)	(12,087)	548
General and administrative	(7,630)	(7,724)	94	(7,724)	(7,425)	(299)
Allowance for credit losses	2,874	—	2,874	—	—	—
	49,806	64,930	(15,124)	64,930	69,698	(4,768)
Other Income and Expenses
Interest expense	(43,343)	(48,019)	4,676	(48,019)	(53,221)	5,202
Equity in earnings (losses) of equity method investment in real estate	12,313	(2,185)	14,498	(2,185)	(1,072)	(1,113)
Gain on sale of real estate, net	2,390	24,773	(22,383)	24,773	78,657	(53,884)
Other gains and (losses)	1,904	4,715	(2,811)	4,715	21,276	(16,561)
	(26,736)	(20,716)	(6,020)	(20,716)	45,640	(66,356)
Income before income taxes	23,070	44,214	(21,144)	44,214	115,338	(71,124)
(Provision for) benefit from income taxes	(769)	(210)	(559)	(210)	1,952	(2,162)
Net Income	22,301	44,004	(21,703)	44,004	117,290	(73,286)
Net income attributable to noncontrolling interests	(9,958)	(11,432)	1,474	(11,432)	(20,562)	9,130
Net Income Attributable to CPA:18 – Global	$12,343	$32,572	$(20,229)	$32,572	$96,728	$(64,156)

CPA:18 – Global 2020 10-K – 41

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses, reimbursable tenant costs, and depreciation and amortization. Reimbursable tenant costs (revenues) are included within Lease revenues in the consolidated statements of income. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income attributable to CPA:18 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired prior to January 1, 2018 and were not sold during the periods presented. For the periods presented, there were 45 existing net-leased properties.

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, property level contribution for existing net-leased properties decreased by $12.9 million, primarily due to a decrease in lease revenues resulting from the adverse impact of the COVID-19 pandemic as we wrote off $7.0 million in straight-line rent receivables for certain net-lease hotels based on collectibility assessments and did not recognize $9.2 million of rents uncollected. Depreciation and amortization expense decreased by $2.9 million, primarily due to $5.5 million of accelerated amortization of in-place lease intangibles that fully amortized in the third quarter of 2019 as a result of a lease restructuring at one of our properties during the second quarter of 2019. This is compared to accelerated amortization of in-place lease intangibles of $2.1 million for a 2020 lease restructure, as well as additional depreciation for capitalized works totaling $0.5 million. Lastly, property expenses decreased by $0.6 million primarily due to an expense reconciliation performed in 2019.

Recently Net-Leased Student Housing Properties

Recently net-leased student housing properties are those we placed into service subsequent to December 31, 2017, or remain under construction as a development project (and are subject to net leases upon completion of construction). For the periods presented, there were 11 recently net-leased student housing, comprised of five student housing properties (four of which were placed into service during the year ended December 31, 2020 (Note 4)), and six ongoing student housing development projects.

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, property level contribution from recently acquired net-leased properties increased by $0.5 million, primarily due to three net-leased student housing properties being operational for the start of the academic school year during the year ended December 31, 2020 compared to one in 2019, which was converted to a net lease property as part of the Framework Agreement on December 20, 2019. Two additional student housing properties were placed into service during the fourth quarter of 2020.

Existing Operating Properties

Existing operating properties are those that we acquired prior to January 1, 2018 and were not sold during the periods presented. For the periods presented, there were 65 existing operating properties.

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, property level contribution from existing operating properties remained relatively flat as the $0.6 million increase in operating property expenses and $0.2 million increase in depreciation and amortization was materially offset by the $0.7 million increase in operating revenues. The increase in operating expenses is primarily due to one-time maintenance projects at various properties across the self-storage portfolio. The increase in operating revenues is due to increased occupancy rates across the self-storage portfolio.

Recent Student Housing Operating Properties

Recent student housing operating properties are those that were placed into service subsequent to December 31, 2017, or remain under construction as a development project (and are not subject to net leases upon completion of construction). For the periods presented, there were four recent student housing operating properties comprised of three student housing operating properties (one of which was placed into service during December 31, 2020 (Note 4)), and an ongoing student housing development project.

CPA:18 – Global 2020 10-K – 42

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, property level contribution from recently acquired operating properties decreased by $0.7 million, primarily due to a decrease in operating property revenues resulting from the adverse impact of COVID-19 on two of our student housing operating properties in the United Kingdom, as well as the impact of the net-lease conversion of a previously classified student housing operating property as part of the Framework Agreement on December 20, 2019 (placed into service in the third quarter of 2019). The impact of these decreases was reduced as a result of the student housing operating property that was placed into service in the third quarter of 2020 located in Austin, Texas.

Properties Sold, Transferred, or Held for Sale

2020 — During the year ended December 31, 2020, we sold a warehouse facility located in Freetown, Massachusetts, through eminent domain, and recognized a gain on sale of real estate (Note 13).

2019 — During the year ended December 31, 2019, we sold 11 properties in our United Kingdom net lease portfolio, as well as our last multi-family residential property located in Fort Walton Beach, Florida (Note 13).

Interest Income and Other

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, interest income and other decreased by $3.3 million, primarily due to a $2.7 million decrease in interest income from our note receivables as a previous note receivable was fully repaid in April 2019, as well as the borrower default on the mortgage loan senior to our mezzanine tranche of a mortgage-backed security on our current note receivable (Note 5). As a result of the borrower’s default, we did not recognize any interest income for the second half of 2020.

Asset Management Fees

Our Advisor is entitled to an annual asset management fee, which is further described in Note 3.

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, asset management fees increased by $0.4 million, primarily due to an increase in the valuation of our asset base from which our Advisor earns a fee.

Allowance for Credit Losses

In accordance with our adoption of ASU 2016-13 (Note 2), we recorded a cumulative-effect adjustment as a charge to retained earnings of $6.9 million (which is reflected within our consolidated statement of equity) along with an additional allowance for credit loss of $4.9 million (which is reflected in our consolidated statements of income) due to changes in expected economic conditions relating to a net investment in direct financing lease during the year ended December 31, 2020 (Note 5). During the fourth quarter of 2020, the tenant emerged from a pre-packaged bankruptcy which led to a reversal of $7.8 million of the original reserve in our consolidated statements of income.

Other Income and Expenses

Interest Expense

Our interest expense is directly impacted by the mortgage financing obtained, assumed, or extinguished in connection with our investing activity (Note 9). During the years ended December 31, 2020 and 2019, we obtained new financings totaling $99.9 million and $113.4 million, respectively.

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, interest expense decreased by $4.7 million, primarily due to a decrease in weighted-average interest rates on our average outstanding debt as a result of refinancings and dispositions of encumbered properties during the prior year. Our average outstanding debt balance was $1.2 billion during both years ended December 31, 2020 and 2019, with a weighted-average annual interest rate of 3.9% and 4.1%, respectively.

CPA:18 – Global 2020 10-K – 43

Equity in Earnings (Losses) of Equity Method Investment in Real Estate

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, equity in earnings (losses) of equity method investment in real estate increased by $14.5 million, primarily due to the sale of three self-storage facilities located in Canada for total proceeds of $62.3 million, for which we recognized a gain on sale of $12.9 million (inclusive of tax of $1.8 million) (Note 4). Prior to the sale, operating revenues at the properties increased due to higher occupancy rates in 2020, as well as reduced property and real estate tax expenses.

Gain on Sale of Real Estate, net

Gain on sale of real estate, net, consists of gains on the sale of properties that were disposed of during the years ended December 31, 2020 and 2019. Our dispositions are more fully described in Note 13.

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

2020 — For the year ended December 31, 2020, we recognized net other gains of $1.9 million, which was primarily comprised of (i) $3.9 million of realized and unrealized foreign currency transaction gains; (ii) $1.3 million of net realized gains on foreign currency forward contracts and collars; and (iii) $0.3 million of interest income from our cash accounts, offset by $3.5 million of losses incurred in relation to our previously owned Ghana investment.

2019 — For the year ended December 31, 2019, we recognized net other gains of $4.7 million, which was primarily comprised of (i) $1.8 million in realized gains on foreign currency forward contracts and collars; (ii) $1.5 million in interest income received, primarily from our cash balances held by financial institutions; (iii) $1.1 million in gains on insurance proceeds received for a property damaged by a hurricane in 2017; and (iv) $0.4 million of realized and unrealized foreign currency transaction gains.

(Provision for) Benefit from Income Taxes

Our net (provision for) benefit from income taxes is primarily related to our international properties, as further described in Note 12.

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, our net provision for income taxes increased by $0.6 million, primarily due to an increase in current tax expense at our Norwegian properties resulting from a change in tax regulation.

Net Income Attributable to Noncontrolling Interests

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, net income attributable to noncontrolling interests decreased by $1.5 million, primarily due to the $2.9 million gain on sale of our joint venture real estate disposals in 2019 (Note 13), as well as a $0.9 million decrease in the Available Cash Distribution (Note 3). This was partially reduced by the $1.7 million increase resulting from the final litigation settlement to our former joint venture partner in relation to our previously owned Ghana investment (Note 4) as well as decreased losses of $0.9 million at one of our properties due to accelerated amortization of in-place lease intangibles in 2019.

CPA:18 – Global 2020 10-K – 44

Liquidity and Capital Resources

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand, and cash flow from operations, and if needed, undrawn capacity under our unsecured revolving line of credit with WPC and construction loans, as well as proceeds from any refinancings of non-recourse loans coming due. We may also use proceeds from asset sales to fund development projects, build-to-suit investments, and short-term cash requirements.

Our liquidity would be adversely affected by unanticipated costs, greater-than-anticipated operating expenses, and the adverse impact of COVID-19, such as tenants not paying rental obligations. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. If necessary, we are able to borrow up to $50.0 million under an unsecured revolving line of credit with WPC (with a scheduled maturity date of March 31, 2022). As of the date of this Report, we have no amounts drawn on this line of credit as the outstanding balance as of December 31, 2020 was repaid in full, including accrued interest (Note 3 and Note 16). In addition, since April 1, 2020, our Advisor has agreed to receive all asset management fees in shares of our Class A common stock (Note 3). To further enhance our liquidity, on August 31, 2020, our board of directors approved, effective as of that date, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP. During the year December 31, 2020, our distributions declared for both Class A and Class C common stock were reduced from previous levels to enable us to retain cash and preserve financial flexibility. Lastly, we may incur indebtedness by refinancing debt on existing properties, or leveraging our unleveraged properties.

Sources and Uses of Cash During the Year

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

Operating Activities — Net cash provided by operating activities decreased by $0.8 million during 2020 as compared to 2019, primarily due to the reduced rent collections at certain properties that were adversely impacted by the COVID-19 pandemic (Note 2), partially offset by the gain on sale related to the disposition of our sole equity investment in real estate during the current year (Note 4).

Investing Activities — Our investing activities are generally comprised of funding of build-to suit and development projects, proceeds received from real estate sales, capitalized property-related costs, and payment of deferred acquisition fees to our Advisor for asset acquisitions.

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

CPA:18 – Global 2020 10-K – 45

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. During 2020, we declared distributions to stockholders of $50.0 million, which were comprised of cash distributions of $26.3 million and $23.7 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through December 31, 2020, we have declared distributions to stockholders totaling $530.7 million, which were comprised of cash distributions of $259.6 million and $271.1 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. During the year December 31, 2020, our distributions declared for both Class A and Class C common stock were reduced from previous levels to enable us to retain cash and preserve financial flexibility during the COVID-19 pandemic (Note 11).

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Since inception, the regular quarterly cash distributions that we pay have principally been covered by FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO as well as our net cash provided by operating activities fully covered total distributions declared for the year ended December 31, 2020.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. On August 31, 2020, our board of directors approved, effective as of that date, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP (as further detailed in the Form 8-K filed with the SEC on September 1, 2020).

The following table illustrates our redemption activity in both shares of our common stock and dollars during the year ended December 31, 2020 (dollars in thousands):

	Class A		Class C		Total
	Shares	Dollars (a)	Shares	Dollars (a)	Shares	Dollars (a)
Redemptions requested (b)	2,975,883	$24,721	1,627,594	$13,262	4,603,477	$37,983
Redemptions processed (c)	1,980,476	16,708	911,202	7,525	2,891,678	24,233
Unfulfilled redemptions (d)	995,407	$8,085	716,392	$5,819	1,711,799	$13,904
___________
(a)Except for redemptions sought in certain defined special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAVs at the time the redemption request was made or processed. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs at the time of redemption. Unfulfilled redemptions are reflected at 95% of our most recently published quarterly NAVs.
(b)Comprised of 529 and 207 redemption requests received during the year ended December 31, 2020 for our Class A and Class C common stock, respectively. Amount includes unfulfilled redemption requests of 556,471 and 638,350 shares for $4.4 million and $5.1 million of Class A and Class C common stock, respectively, carried over from the third quarter.
(c)As of the date of this Report, we have fulfilled redemptions at an average price of $8.44 and $8.26 per share for Class A and Class C common stock, respectively.
(d)Requests not fulfilled in one quarter will automatically be carried forward to the next quarter (unless such request is revoked) and processed on a pro rata basis, following prioritization of special circumstance redemption requests.

CPA:18 – Global 2020 10-K – 46

Summary of Financing

The table below summarizes our non-recourse secured debt, net (dollars in thousands):

	December 31,
	2020	2019
Carrying Value (a)
Fixed rate	$942,378	$951,748
Variable rate:
Amount subject to interest rate swaps and caps (b)	232,519	184,361
Amount subject to floating interest rate	135,481	65,804
	368,000	250,165
	$1,310,378	$1,201,913
Percent of Total Debt
Fixed rate	72%	79%
Variable rate	28%	21%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	3.8%	3.9%
Variable rate (c)	3.2%	3.8%
Total debt	3.6%	3.9%
___________
(a)Aggregate debt balance includes unamortized deferred financing costs totaling $6.9 million and $5.8 million as of December 31, 2020 and 2019, respectively, and unamortized premium, net of $2.5 million and $2.1 million as of December 31, 2020 and 2019, respectively (Note 9).
(b)During the year ended December 31, 2020, we obtained two construction loans for two student housing development projects located in Spain as well as a facility loan for a completed net lease student housing property located in Spain, all of which are subject to interest rate caps (Note 9).
(c)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

As of December 31, 2020, our cash resources consisted of cash and cash equivalents totaling $62.3 million. Of this amount, $38.6 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds. In addition, we had $30.4 million of net proceeds held in escrow relating to the disposition of our equity method investment in real estate (Note 2), which was transferred to us in February 2021. As of December 31, 2020, we had $22.9 million, and $2.2 million available to borrow under our third-party and external joint venture financing arrangements, respectively, primarily for funding of construction of certain development projects. Additionally, during 2020, we entered into a $50.0 million unsecured revolving line of credit with WPC, which is scheduled to mature in March 31, 2022 (Note 3). As of the date of this Report, we have no amounts drawn on the line of credit with WPC as the outstanding balance as of December 31, 2020 was repaid in full, including accrued interest (Note 3 and Note 16). Our cash resources may be used for funding construction costs, working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $209.1 million as of December 31, 2020, although there can be no assurance that we would be able to obtain financing for these properties.

CPA:18 – Global 2020 10-K – 47

Cash Requirements

During the next 12 months, following the date of this Report, we expect that our cash requirements will include making payments to fund capital commitments such as development projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our redemption plan, and making scheduled debt service payments, as well as other normal recurring operating expenses. Total principal payments of $175.1 million, including balloon payments totaling $163.6 million on our consolidated mortgage loan obligations are due during the next 12 months.

We believe we have sufficient liquidity to meet our liquidity and capital resource requirements primarily through available cash and cash equivalents, restricted cash, cash received under net lease and operating lease agreements, and undrawn capacity under our construction loans as well as proceeds from any refinancings of non-recourse loans coming due. In addition, our Advisor provided us with additional cash flexibility by agreeing to receive all asset management fees in shares of our Class A common stock, effective April 1, 2020, and by providing us with a $50.0 million unsecured revolving line of credit during 2020 (Note 3). In addition, for the fourth quarter 2020, we maintained the reduced distribution levels from the previous quarter to enable us to retain cash and preserve financial flexibility. To further enhance our liquidity, on August 31, 2020, our board of directors approved, effective as of that date, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP. Lastly, if necessary, we can access additional sources of liquidity through leveraging our unleveraged properties and asset sales.

Through the date of this Report, we received 86% of tenants net lease contractual base rent that was due in the fourth quarter, as well as 89% and 83% of net lease contractual base rent that was due in January and February 2021, respectively. In addition, we did not recognize $9.2 million of rent that was uncollected during the year ended December 31, 2020 as a result of COVID-19, which reduced lease revenues in our consolidated statements of income. We received 99% of contractual rents that were due at our self-storage properties during the fourth quarter of 2020. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) as of December 31, 2020 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt — principal (a)	$1,314,748	$175,074	$510,815	$529,512	$99,347
Capital commitments (b)	174,851	136,733	38,118	—	—
Interest on borrowings	157,318	45,707	72,964	34,910	3,737
External joint venture loans, including interest (c)	7,541	600	893	2,260	3,788
Deferred acquisition fees (d)	1,046	1,046	—	—	—
	$1,655,504	$359,160	$622,790	$566,682	$106,872
__________
(a)Represents the non-recourse secured debt, net that we obtained in connection with our investments and excludes $6.9 million of deferred financing costs and $2.5 million of unamortized premium, net (Note 9).
(b)Capital commitments is comprised of estimated construction costs for our current development projects totaling $164.7 million (Note 4), and $10.2 million of outstanding commitments on development projects that have been placed into service.
(c)Comprised of loans and related interest from our joint venture partners to the jointly owned investments that we consolidate (Note 3).
(d)Represents deferred acquisition fees and related interest due to our Advisor as a result of our acquisitions (Note 3). These fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2020, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling.

CPA:18 – Global 2020 10-K – 48

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. We believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations. We record environmental obligations within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. See Item 1A. Risk Factors for further discussion of potential environmental risks.

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
CPA:18 – Global 2020 10-K – 49

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
CPA:18 – Global 2020 10-K – 50

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

CPA:18 – Global 2020 10-K – 51

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net income attributable to CPA:18 – Global	$12,343	$32,572	$96,728
Adjustments:
Depreciation and amortization of real property	63,809	65,494	66,209
Gain on sale of real estate, net	(2,390)	(24,773)	(78,657)
Proportionate share of adjustments to equity in net income of partially owned entities (a)	(12,214)	649	549
Proportionate share of adjustments for noncontrolling interests to arrive at FFO (b)	(6,327)	(4,529)	1,608
Total adjustments	42,878	36,841	(10,291)
FFO (as defined by NAREIT) attributable to CPA:18 – Global	55,221	69,413	86,437
Adjustments:
Straight-line and other rent adjustments (c)	4,452	(3,408)	(4,892)
Allowance for credit losses (d)	(2,874)	—	—
Amortization of premiums and discounts	1,709	2,552	1,907
Other (gains) and losses (e) (f)	(1,536)	(2,173)	(20,600)
Other amortization and non-cash items	512	486	510
Above- and below-market rent intangible lease amortization, net (g)	(190)	(631)	(378)
Acquisition and other expenses	49	72	28
Proportionate share of adjustments for noncontrolling interests (h)	956	(407)	2,198
Proportionate share of adjustments for partially owned entities	(108)	(40)	13
Total adjustments	2,970	(3,549)	(21,214)
MFFO attributable to CPA:18 – Global	58,191	65,864	65,223
Adjustments:
Tax expense, deferred	(2,298)	(1,959)	(3,281)
Hedging gains	1,343	1,767	604
Total adjustments	(955)	(192)	(2,677)
Adjusted MFFO attributable to CPA:18 – Global	$57,236	$65,672	$62,546
__________
(a)Amount for the year ended December 31, 2020 includes a gain on sale of $12.9 million (inclusive of tax of $1.8 million) from the disposition of our equity method investment in real estate (Note 4).
(b)The years ended December 31, 2019, and 2018, include gains on sale with regard to our joint venture real estate disposals (Note 13).
(c)Amount for the year ended December 31, 2020 includes a $7.0 million write-off in straight-line rent receivables. Under GAAP, rental receipts are recorded on a straight-line basis over the life of the lease. This may result in timing of income recognition that is significantly different than on an accrual basis.
(d)In accordance with ASU 2016-13, we recorded a reversal of allowance for credit losses due to changes in expected economic conditions during the year ended December 31, 2020 (Note 2 and Note 5).
(e)Primarily comprised of gains and losses from foreign currency movements, gains and losses on derivatives, and loss on extinguishment of debt. During the year ended December 31, 2019, we aggregated loss on extinguishment of debt and realized (gains) and losses on foreign currency (both of which were previously disclosed as separate MFFO adjustment line items), as well as certain other adjustments, within this line item, which is comprised of adjustments related to Other gains and (losses) on our consolidated statements of income. Prior period amounts have been reclassified to conform to current period presentation.
(f)The year ended December 31, 2020 includes a $2.8 million loss to write-off the VAT receivable related to our previously owned Ghana investment, as collectibility was no longer deemed probable (Note 4). During the year ended December 31, 2018, we recognized a gain from insurance proceeds received of $16.6 million (inclusive of a tax benefit of $3.5 million), which we then transferred to the insurer, as a result of a settlement agreement with our insurer regarding a joint venture development project located in Accra, Ghana, as well as insurance proceeds of $5.6 million for the rebuild of a property that was damaged by a tornado in 2017.
CPA:18 – Global 2020 10-K – 52

(g)Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO, and Adjusted MFFO provides useful supplemental information on the performance of the real estate.
(h)The year ended December 31, 2020 includes losses related to the litigation settlement with the joint venture partner on our previously owned Ghana investment (Note 4).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk and Credit Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. We are exposed to interest rate risk and foreign currency exchange risk, however, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. From time to time, we may enter into foreign currency contracts and collars to hedge our foreign currency cash flow exposures.

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

There may be an impact across all industries and geographic regions in which our tenants operate as a result of COVID-19. Given the significant uncertainty around the duration and severity of COVID-19, we are unable to predict the impact it will have on our tenants’ operations. We are also exposed to further market risk as a result of tenant concentrations in certain industries and/or geographic regions, since adverse market factors (such as the COVID-19 pandemic) can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, our Advisor views our collective tenant roster as a portfolio and attempts to diversify such portfolio so that we are not overexposed to a particular industry or geographic region.

As of December 31, 2020, our net-lease portfolio (which excludes operating properties) had the following concentrations for property types with heightened risk as a result of the COVID-19 pandemic (as a percentage of our ABR):

•16.6% related to hotel and leisure properties;
•5.0% related to retail facilities (primarily from convenience and wholesale stores);
•4.2% related to student housing (net lease) properties;
•3.6% related to advertising, printing, and publishing;
•3.3% related to oil and gas; and
•2.1% related to automotive.

Our operating properties portfolio had a concentration of 4.1% (based on Stabilized NOI) in student housing properties, which has heightened risk due to the impact of the COVID-19 pandemic on the individual students from which we earn student housing revenue.

For the year ended December 31, 2020, our consolidated portfolio had the following significant characteristics in excess of 10% based on the percentage of our consolidated total revenues:

•65% related to domestic properties, which included concentrations of 13% in both Florida and Texas, respectively; and
•35% related to international properties.

CPA:18 – Global 2020 10-K – 53

As of December 31, 2020, our portfolio had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our Stabilized NOI as of that date:

•64% related to domestic properties, which included a concentration of 14% in Florida;
•36% related to international properties; and
•34% related to office properties, 31% related to self-storage properties, and 11% related to warehouse properties.

As of December 31, 2020, our net-leased portfolio, which excludes our operating properties, had the following significant property, industry and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•41% related to domestic properties, which included a concentration of 10% in Illinois;
•59% related to international properties, which included a concentration in Norway of 13%, Germany of 13%, and the Netherlands of 11%;
•46% related to office properties, 17% related to hotel properties, 14% related to warehouse properties, and 11% related to industrial properties; and
•17% related to the hotel and leisure industry, and 12% related to the banking industry.

Interest Rate Risk

The values of our real estate investments, related fixed-rate debt obligations, and notes receivable are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions (including the ongoing impact of COVD-19 and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due). Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

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

As of December 31, 2020, a significant portion (approximately 89.8%) of our outstanding debt either bore interest at fixed rates, or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 9, in Item 8 below, and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash outflows for each of the next five years following December 31, 2020, and thereafter, based upon expected maturity dates of our debt obligations outstanding as of December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair value
Fixed-rate debt (a)	$123,352	$105,937	$160,657	$187,365	$282,650	$88,056	$948,017	$954,807
Variable rate debt (a)	$51,722	$100,729	$143,492	$22,174	$37,323	$11,291	$366,731	$374,675
__________
(a)Amounts are based on the exchange rate at December 31, 2020, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which either have effectively been converted to a fixed rate through the use of interest rate swaps) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2020 by an aggregate increase of $30.2 million or an aggregate decrease of $37.3 million, respectively. Annual interest expense on our unhedged variable-rate debt at December 31, 2020 would increase or decrease by $1.4 million for each respective 1% change in annual interest rates.

CPA:18 – Global 2020 10-K – 54

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 7 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at December 31, 2020, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the Norwegian krone, and the British pound sterling which may affect future costs and cash flows. We have obtained and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from the COVID-19 global pandemic may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk form changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in exchange rate between the euro, Norwegian krone, or British pound sterling, and the U.S. dollar, there would be a corresponding change in the annual projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at December 31, 2020, of $0.4 million for the euro, and less than $0.1 million for both the Norwegian krone and the British pound sterling, excluding the impact of our derivative instruments.

In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. See Note 8 for additional information on our foreign currency forward contracts and collars.

CPA:18 – Global 2020 10-K – 55

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA:18 – Global 2020 10-K – 56

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corporate Property Associates 18 – Global Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corporate Property Associates 18 – Global Incorporated and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Long-Lived Real Estate and Related Intangible Assets

As described in Notes 2 and 4 to the consolidated financial statements, as of December 31, 2020, the consolidated long-lived investments in real estate balance, net of accumulated depreciation and amortization, was $2.1 billion, a portion of which included related intangible assets. Management periodically assesses whether there are any indicators that the value of the long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. The indicators include property vacancies, an upcoming lease expiration, a tenant with credit difficulty, the termination of a lease by a tenant, or a likely disposition of the property. To determine whether an asset is impaired, the carrying value of the property’s asset group is compared to the estimated future net undiscounted cash flow that management expects the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires management to estimate market rents, residual values, and holding periods. Management estimates the market rents and residual values using market information from outside sources such as third-party market research, external
CPA:18 – Global 2020 10-K – 57

appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected capitalization rate and deducts estimated costs of sale. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. Management then measures the impairment loss as the excess of the carrying value of the property’s asset group over the estimated fair value.

The principal considerations for our determination that performing procedures relating to the impairment assessment of long-lived real estate and related intangible assets is a critical audit matter are the significant judgment by management when determining the net undiscounted cash flows of the property’s asset group, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions relating to market capitalization rates used in determining residual values and market rents. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) evaluating management’s assessment of the impairment indicators, (ii) evaluating the appropriateness of the undiscounted cash flow models, (iii) testing management’s process for determining the estimated future net undiscounted cash flows used in the impairment assessment, and (iv) evaluating the reasonableness of the significant assumptions relating to market capitalization rates and market rents. For certain properties, professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the significant assumptions relating to market capitalization rates and market rents.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2021

We have served as the Company’s auditor since 2013.

CPA:18 – Global 2020 10-K – 58

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,440,354	$1,200,645
Operating real estate — Land, buildings and improvements	596,998	512,485
Real estate under construction	180,055	235,751
Net investments in direct financing leases	16,933	42,054
In-place lease and other intangible assets	293,075	284,097
Investments in real estate	2,527,415	2,275,032
Accumulated depreciation and amortization	(403,171)	(328,312)
Net investments in real estate	2,124,244	1,946,720
Cash and cash equivalents	62,346	144,148
Accounts receivable and other assets, net	172,328	143,935
Total assets (a)	$2,358,918	$2,234,803
Liabilities and Equity
Non-recourse secured debt, net	$1,310,378	$1,201,913
Accounts payable, accrued expenses and other liabilities	155,259	147,098
Due to affiliates	31,283	11,376
Distributions payable	9,447	22,745
Total liabilities (a)	1,506,367	1,383,132
Commitments and contingencies (Note 10)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 119,059,188 and 117,179,578 shares, respectively, issued and outstanding	119	117
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 32,096,796 and 32,238,513 shares, respectively, issued and outstanding	32	32
Additional paid-in capital	1,331,278	1,319,584
Distributions and accumulated losses	(514,859)	(470,326)
Accumulated other comprehensive loss	(19,930)	(56,535)
Total stockholders’ equity	796,640	792,872
Noncontrolling interests	55,911	58,799
Total equity	852,551	851,671
Total liabilities and equity	$2,358,918	$2,234,803
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
CPA:18 – Global 2020 10-K – 59

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues
Lease revenues — net-leased	$102,316	$119,100	$129,657
Lease revenues — operating real estate	70,182	70,589	76,962
Other operating and interest income	4,569	7,750	10,097
	177,067	197,439	216,716
Operating Expenses
Depreciation and amortization	63,809	65,498	66,436
Operating real estate expenses	27,847	27,423	32,928
Property expenses, excluding reimbursable tenant costs	18,690	18,660	26,244
Reimbursable tenant costs	12,159	13,204	13,985
General and administrative	7,630	7,724	7,425
Allowance for credit losses	(2,874)	—	—
	127,261	132,509	147,018
Other Income and Expenses
Interest expense	(43,343)	(48,019)	(53,221)
Equity in earnings (losses) of equity method investment in real estate	12,313	(2,185)	(1,072)
Gain on sale of real estate, net	2,390	24,773	78,657
Other gains and (losses)	1,904	4,715	21,276
	(26,736)	(20,716)	45,640
Income before income taxes	23,070	44,214	115,338
(Provision for) benefit from income taxes	(769)	(210)	1,952
Net Income	22,301	44,004	117,290
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $7,225, $8,132, and $9,692, respectively)	(9,958)	(11,432)	(20,562)
Net Income Attributable to CPA:18 – Global	$12,343	$32,572	$96,728
Class A Common Stock
Net income attributable to CPA:18 – Global	$9,737	$25,636	$75,816
Basic and diluted weighted-average shares outstanding	118,567,905	116,469,007	113,401,265
Basic and diluted income per share	$0.08	$0.22	$0.67
Class C Common Stock
Net income attributable to CPA:18 – Global	$2,606	$6,936	$20,912
Basic and diluted weighted-average shares outstanding	32,402,493	32,123,513	31,608,961
Basic and diluted income per share	$0.08	$0.22	$0.66

See Notes to Consolidated Financial Statements.
CPA:18 – Global 2020 10-K – 60

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net Income	$22,301	$44,004	$117,290
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	43,772	(4,509)	(23,002)
Unrealized (loss) gain on derivative instruments	(3,519)	(2,079)	3,297
	40,253	(6,588)	(19,705)
Comprehensive Income	62,554	37,416	97,585

Amounts Attributable to Noncontrolling Interests
Net income	(9,958)	(11,432)	(20,562)
Foreign currency translation adjustments	(3,666)	644	2,324
Unrealized loss on derivative instruments	18	2	—
Comprehensive income attributable to noncontrolling interests	(13,606)	(10,786)	(18,238)
Comprehensive Income Attributable to CPA:18 – Global	$48,948	$26,630	$79,347

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2020 10-K – 61

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2020, 2019, and 2018
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2020	117,179,578	$117	32,238,513	$32	$1,319,584	$(470,326)	$(56,535)	$792,872	$58,799	$851,671
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Note 2)						(6,903)		(6,903)		(6,903)
Shares issued	2,702,908	3	775,285	1	30,169			30,173		30,173
Shares issued to affiliate	1,152,029	1			9,811			9,812		9,812
Shares issued to directors	9,650	—			80			80		80
Contributions from noncontrolling interests								—	4,609	4,609
Distributions to noncontrolling interests								—	(20,802)	(20,802)
Acquisition of noncontrolling interest in real estate					(4,042)			(4,042)	(301)	(4,343)
Distributions declared ($0.3438 and $0.2895 per share to Class A and Class C, respectively)						(49,973)		(49,973)		(49,973)
Net income						12,343		12,343	9,958	22,301
Other comprehensive income:
Foreign currency translation adjustments							40,106	40,106	3,666	43,772
Unrealized loss on derivative instruments							(3,501)	(3,501)	(18)	(3,519)
Repurchase of shares	(1,984,977)	(2)	(917,002)	(1)	(24,324)			(24,327)		(24,327)
Balance at December 31, 2020	119,059,188	$119	32,096,796	$32	$1,331,278	$(514,859)	$(19,930)	$796,640	$55,911	$852,551

Balance at January 1, 2019	114,589,333	$114	31,641,265	$32	$1,290,888	$(411,464)	$(50,593)	$828,977	$66,993	$895,970
Cumulative-effect adjustment for the adoption of ASU 2016-02, Leases (Topic 842)						(1,108)		(1,108)		(1,108)
Shares issued	3,822,104	4	1,171,368	1	43,809			43,814		43,814
Shares issued to affiliate	714,598	1			6,261			6,262		6,262
Shares issued to directors	9,164	—			80			80		80
Contributions from noncontrolling interests								—	2,838	2,838
Distributions to noncontrolling interests								—	(21,818)	(21,818)
Distributions declared ($0.6252 and $0.5499 per share to Class A and Class C, respectively)						(90,326)		(90,326)		(90,326)
Net income						32,572		32,572	11,432	44,004
Other comprehensive loss:
Foreign currency translation adjustments							(3,865)	(3,865)	(644)	(4,509)
Unrealized loss on derivative instruments							(2,077)	(2,077)	(2)	(2,079)
Repurchase of shares	(1,955,621)	(2)	(574,120)	(1)	(21,454)			(21,457)		(21,457)
Balance at December 31, 2019	117,179,578	$117	32,238,513	$32	$1,319,584	$(470,326)	$(56,535)	$792,872	$58,799	$851,671

(Continued)
CPA:18 – Global 2020 10-K – 62

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2020, 2019, and 2018
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

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2020 10-K – 63

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows — Operating Activities
Net income	$22,301	$44,004	$117,290
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	66,601	69,139	69,622
Asset management fees and directors’ compensation paid in shares	10,493	5,850	12,162
Straight-line rent adjustments	4,780	(2,960)	(4,548)
Equity in (earnings) losses of equity method investment in real estate in excess of distributions received	(4,426)	2,185	1,072
Realized and unrealized (gain) loss on foreign currency transactions, derivatives, and other	(3,465)	(694)	1,913
Allowance for credit losses	(2,874)	—	—
Deferred income tax benefit	(2,472)	(2,310)	(3,690)
Gain on sale of real estate	(2,390)	(24,773)	(78,657)
Amortization of rent-related intangibles and deferred rental revenue	(508)	(1,068)	(712)
Loss on extinguishment of debt	28	133	1,283
Gain on insurance proceeds	—	—	(22,227)
Allowance for uncollectible accounts	—	—	5,727
Net change in other operating assets and liabilities	1,923	1,607	86
Change in deferred acquisition fees payable	—	(293)	(1,618)
Net Cash Provided by Operating Activities	89,991	90,820	97,703
Cash Flows — Investing Activities
Funding for development projects	(157,097)	(108,139)	(172,379)
Proceeds from sale of equity investment in real estate	22,760	—	—
Value added taxes paid in connection with construction funding	(9,133)	(6,964)	(9,440)
Capital expenditures on real estate	(7,006)	(2,989)	(10,450)
Proceeds from sale of real estate	6,101	50,846	125,841
Value added taxes refunded in connection with constructing funding	4,674	9,627	5,501
Payment of deferred acquisition fees to an affiliate	(2,619)	(4,503)	(3,851)
Other investing activities, net	(1,317)	159	39
Return of capital from equity investment	1,135	3,161	—
Capital contributions to equity investment	(1,104)	(911)	18
Proceeds from repayment of notes receivable	—	35,954	2,546
Proceeds from insurance settlements	—	1,084	53,195
Net Cash Used in Investing Activities	(143,606)	(22,675)	(8,980)
Cash Flows — Financing Activities
Proceeds from mortgage financing	96,525	123,641	158,302
Distributions paid	(63,271)	(89,845)	(87,609)
Proceeds from issuance of shares	28,230	41,735	41,901
Scheduled payments and prepayments of mortgage principal	(26,679)	(132,160)	(52,411)
Repurchase of shares	(24,327)	(21,457)	(23,108)
Proceeds from notes payable to affiliate	21,048	—	—
Distributions to noncontrolling interests	(20,802)	(20,070)	(21,192)
Contributions from noncontrolling interests	4,356	2,922	1,520
Acquisition of noncontrolling interest in real estate	(4,343)	—	—
Payment of deferred financing costs and mortgage deposits	(2,436)	(1,001)	(1,495)
Other financing activities, net	(781)	(9)	680
Net Cash Provided by (Used in) Financing Activities	7,520	(96,244)	16,588
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,410	659	(4,656)
Net (decrease) increase in cash and cash equivalents and restricted cash	(43,685)	(27,440)	100,655
Cash and cash equivalents and restricted cash, beginning of year	163,398	190,838	90,183
Cash and cash equivalents and restricted cash, end of year	$119,713	$163,398	$190,838

See Notes to Consolidated Financial Statements.
CPA:18 – Global 2020 10-K – 64

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

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (“the Operating Partnership”), and as of December 31, 2020 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

As of December 31, 2020, our net lease portfolio was comprised of full or partial ownership interests in 50 properties, substantially all of which were fully occupied and triple-net leased to 65 tenants totaling 10.1 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 65 self-storage properties, seven student housing development projects (six of which will become subject to net lease agreements upon their completion) and three student housing operating properties, totaling approximately 5.3 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is primarily comprised of our investments in student housing operating properties and, until January 2019, multi-family residential properties. In addition, we have an All Other category that includes our notes receivable investments, one of which was repaid during the second quarter of 2019. Our reportable business segments and All Other category are the same as our reporting units (Note 14).

On December 20, 2019, we executed a framework agreement with a third party (the “Framework Agreement”) to enter into 11 net lease agreements for our student housing properties located in Spain and Portugal for 25 years upon completion of construction. As of the December 31, 2020, we have placed into service five student housing properties, and the remaining six student housing projects under construction will become subject to net lease agreements upon their completion and are scheduled to do so throughout 2021 and 2022.

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our offering. In addition, from inception through December 31, 2020, $207.4 million and $59.2 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan.

CPA:18 – Global 2020 10-K – 65

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

Purchase Price Allocation of Tangible Assets — When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the in-place leases, which includes the value of tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. The fair value of real estate is determined (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates, and applying a selected capitalization rate.

Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include the following:

•a discount rate or internal rate of return;
•market rents and growth factors rents, and market lease term;
•a capitalization rate to be applied to an estimate of market rent at the end of the market lease term;
•the marketing period necessary to put a lease in place;
•carrying costs during the marketing period; and
•leasing commissions and tenant improvement allowances.

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including:

•the creditworthiness of the lessees;
•industry surveys;
•property type;
•property location and age;
•current lease rates relative to market lease rates, and
•anticipated lease duration.

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we generally include the value of the exercise of such purchase option or long-term renewal options in the determination of residual value.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, and industry standards. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

CPA:18 – Global 2020 10-K – 66

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

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party valuations. We amortize the value of in-place lease intangibles to depreciation and amortization expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

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

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. In the event we dispose of a property or an investment that constitutes a business under U.S. generally accepted accounting principles (“GAAP”) from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. As part of purchase accounting for a business, we record any deferred tax assets and/or liabilities resulting from the difference between the tax basis and GAAP basis of the investment in the taxing jurisdiction. Such deferred tax amount will be included in purchase accounting and may impact the amount of goodwill recorded depending on the fair value of all of the other assets and liabilities and the amounts paid.

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

CPA:18 – Global 2020 10-K – 67

Notes to Consolidated Financial Statements
For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, we apply a selected capitalization rate and deduct estimated costs of sale.

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

Assets Held for Sale — We generally classify real estate assets that are subject to operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, we received a non-refundable deposit, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We then compare the asset’s fair value (less estimated cost to sell) to its carrying value, and if the fair value, less estimated cost to sell, is less than the property’s carrying value, we reduce the carrying value to the fair value, less estimated cost to sell. We will continue to review the property for subsequent changes in the fair value and may recognize an additional impairment charge if warranted.

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

Direct Financing Leases/Notes Receivable — This policy was superseded by ASU 2016-13, Financial Instruments — Credit Losses, which we adopted on January 1, 2020 and which is described below under Recently Adopted Accounting Pronouncements. Prior to this adoption, we periodically assessed whether there were any indicators that the value of our net investments in direct financing leases and note receivable may have been impaired. When determining a possible impairment, we considered the collectibility of direct financing lease and note receivables for which a reserve would have been required if any losses were both probable and reasonably estimable. For direct financing lease receivables, we determined whether there had been a permanent decline in the estimate of the residual value of the property. If this review indicated a permanent decline in the fair value of the asset below its carrying value, we recognized an impairment charge. For notes receivable, we determined the estimated fair value of these financial instruments using a discounted cash flow model that estimated the present value of the future note payments by discounting such payments at current estimated market interest rates. The estimated market interest rates took into account interest rate risk and the value of the underlying collateral, which included the quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

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

CPA:18 – Global 2020 10-K – 68

Notes to Consolidated Financial Statements
Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event (Note 6). To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If this is not determined to be the case, a step one quantitative impairment test is considered unnecessary. However, if it is more likely than not, then step one is performed to determine both the existence and amount of goodwill impairment. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.

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

As of December 31, 2020, we considered 15 entities to be VIEs, all of which we consolidate, as we are considered the primary beneficiary. As of December 31, 2019, we considered 19 entities to be VIEs, of which we consolidated 18. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Real estate — Land, buildings and improvements	$427,129	$359,886
Real estate under construction	179,162	233,220
In-place lease intangible assets	106,703	101,198
Accumulated depreciation and amortization	(98,433)	(78,598)
Total assets	729,611	642,648

Non-recourse secured debt, net	$331,113	$276,124
Total liabilities	390,882	330,549

During the year ended December 31, 2020, we disposed of a previously owned unconsolidated VIE, which we accounted for under the equity method of accounting (Note 4). We did not consolidate this entity because we were not the primary beneficiary and the nature of our involvement in the activities of the entity allowed us to exercise significant influence on, but did not give us power over, decisions that significantly affect the economic performance of the entity. The net carrying amount for this investment was $14.9 million as of December 31, 2019, and our maximum exposure to loss in this entity was limited to our investment.

CPA:18 – Global 2020 10-K – 69

Notes to Consolidated Financial Statements
Real Estate and Operating Real Estate — We carry land, buildings, and improvements at cost less accumulated depreciation. We capitalize improvements and significant renovations that extend the useful life of the properties, while we expense maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

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

We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. Operating property revenues are comprised of lease and other revenues from our self-storage and other operating properties (including student housing operating and multi-family residential properties; we sold our last multi-family residential property in January 2019).

CPA:18 – Global 2020 10-K – 70

Notes to Consolidated Financial Statements
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

For our operating leases, we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4). Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectibility is assessed for each tenant receivable using various criteria including credit ratings, guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectibility of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the year ended December 31, 2020, we wrote off $7.0 million in straight-line rent receivables based on our current assessment of less than a 75% likelihood of collecting all remaining contractual rent on certain net lease hotels. Additionally, we did not recognize $9.2 million of rent that was not collected due to the adverse impact of COVID-19, which reduced lease revenues in our consolidated statements of income for the year ended December 31, 2020.

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

Asset Retirement Obligations — Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred or at the point of acquisition of an asset with an assumed asset retirement obligation, and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

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

Foreign Currency Translation and Transaction Gains and Losses — We have interests in international real estate investments primarily in Europe, for which the functional currency is either the euro, the British pound sterling, or the Norwegian krone. We perform the translation from these currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurs. We report the gains and losses resulting from this translation as a component of Other comprehensive income (loss) in equity. These translation gains and losses are released to net income (loss) when we have substantially exited from all investments in the related currency.

CPA:18 – Global 2020 10-K – 71

Notes to Consolidated Financial Statements
A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income (loss) for the period in which the transaction is settled. Also, foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany debt that is short-term or has scheduled principal payments, are included in the determination of net income (loss) (within Other gains and (losses) in the statements of income).

The translation impact of foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities to the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net income (loss) but are reported as a component of Other comprehensive income (loss) in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. We recognized net realized losses of $0.2 million and $0.6 million, for the years ended December 31, 2020 and 2019, respectively, and net realized gains of $4.7 million for the year ended December 31, 2018.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive income (loss) into earnings (within Gain on sale of real estate, net, in our consolidated statements of income) when the hedged investment is either sold or substantially liquidated. In accordance with fair value measurement guidance, counterparty credit risk is measured on a net portfolio position basis.

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

CPA:18 – Global 2020 10-K – 72

Notes to Consolidated Financial Statements
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

Income Per Share — We have a simple equity capital structure with only common stock outstanding. As a result, income per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements. Income per basic and diluted share of common stock is calculated by dividing Net income attributable to CPA:18 – Global by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net income attributable to CPA:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Foreign Currencies

We are subject to fluctuations in exchange rates between foreign currencies and the U.S. dollar (primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling). The following table reflects the end-of-period rate of the U.S. dollar in relation to foreign currencies:

	December 31,
	2020	2019	Percent Change
British Pound Sterling	$1.3649	$1.3204	3.4%
Euro	1.2271	1.1234	9.2%
Norwegian Krone	0.1172	0.1139	2.9%

Leases

We adopted guidance under Accounting Standards Codification (“ASC”) 842, Leases for our interim and annual periods beginning January 1, 2019.

As a Lessee: Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments consist of increases as a result of the CPI or other comparable indices, taxes, and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

CPA:18 – Global 2020 10-K – 73

Notes to Consolidated Financial Statements
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

As a Lessor: We combine non-lease components (lease arrangements that include common area maintenance services) with related lease components (lease revenues), since both the timing and pattern of transfer are the same for the non-lease component and related lease component, the lease component is the predominant component, and the lease component would otherwise be classified as an operating lease. For (i) operating lease arrangements involving real estate that include common area maintenance services and (ii) all real estate arrangements that include real estate taxes and insurance costs, we present these amounts within lease revenues in our consolidated statements of income. We record amounts reimbursed by the lessee in the period in which the applicable expenses are incurred, if the reimbursements are deemed collectible.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Beginning with the first quarter of 2020, we present Reimbursable tenant costs on its own line item in the consolidated statements of income. Previously, this line item was included within Property expenses (which is now presented as Property expenses, excluding reimbursable tenant costs).

In connection with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective January 1, 2019, reimbursable tenant costs (revenues), which were previously included in Other operating income, are now included within Lease revenues — net-leased in the consolidated statements of income. Additionally, we previously presented Interest income from direct financing leases separately on the consolidated statements of income. We now present this item within Lease revenues — net-leased.

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

Restricted Cash

Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements, and real estate taxes. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$62,346	$144,148	$170,914
Restricted cash (a)	57,367	19,250	19,924
Total cash and cash equivalents and restricted cash	$119,713	$163,398	$190,838
__________
(a)Restricted cash is included within Accounts receivable and other assets, net on our consolidated balance sheets. The amount as of December 31, 2020 includes $30.4 million of net proceeds held in escrow relating to the disposition of our equity method investment in real estate (Note 4). These funds were transferred from a restricted cash account to us in February 2021.

CPA:18 – Global 2020 10-K – 74

Notes to Consolidated Financial Statements
Recently Adopted Accounting Pronouncements

Pronouncements Adopted as of December 31, 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including loans/notes receivable and net investments in direct financing leases. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842.

We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method, under which we recorded a cumulative-effect adjustment as a charge to retained earnings of $6.9 million, which is reflected within our consolidated statement of equity.

The allowance for credit losses, which is recorded as a reduction to Net investments in direct financing leases on our consolidated balance sheets, was measured using a probability of default method based on the lessees’ respective credit ratings, and the expected value of the underlying collateral upon its repossession. Included in our model are factors that incorporate forward-looking information (Note 5).

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

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, development, day-to-day management, and disposition of real estate and related assets and mortgage loans. We also reimburse our Advisor for general and administrative duties performed on our behalf. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days written notice without cause or penalty. As of December 31, 2020, the advisory agreement has been renewed through December 31, 2021.

On July 16, 2020, we entered into a $25.0 million unsecured revolving line of credit with WPC. The line of credit bears an interest rate equal to LIBOR plus 1.05%, which is the rate that WPC can borrow funds under its senior credit facility. The line of credit was due to mature on January 16, 2021. On December 16, 2020, the line of credit agreement was amended to increase the borrowing capacity to $50.0 million with a scheduled maturity date of March 31, 2022. As of December 31, 2020, we have drawn $21.0 million on the line of credit.

Subsequent to December 31, 2020, we repaid the outstanding balance on the unsecured revolving line of credit with WPC, including accrued interest through the payment date (Note 16).

Jointly Owned Investments

As of December 31, 2020 and 2019, we owned interests ranging from 50% to 99% in 18 and 19 jointly owned investments, respectively, with the remaining interests held by WPC (four investments) or by third parties. Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures (our sole equity investment, which we accounted for under the equity method of accounting, was sold during the year ended December 31, 2020 (Note 4)).

On December 29, 2020, we acquired the 1.3% remaining shares in a jointly owned net lease student housing property located in Barcelona, Spain, from the joint venture partner, for total consideration of $4.5 million.
CPA:18 – Global 2020 10-K – 75

Notes to Consolidated Financial Statements

Other Transactions with Our Affiliates

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements (in thousands):

	Years Ended December 31,
	2020	2019	2018
Amounts Included in the Consolidated Statements of Income
Asset management fees	$11,914	$11,539	$12,087
Available Cash Distributions	7,225	8,132	9,692
Personnel and overhead reimbursements	2,648	3,161	3,121
Interest expense on deferred acquisition fees and external joint venture loans	468	492	100
Disposition fees	—	1,117	—
	$22,255	$24,441	$25,000

Acquisition Fees Capitalized
Capitalized personnel and overhead reimbursements	$140	$665	$1,063
Current acquisition fees	110	695	9,370
Deferred acquisition fees	88	555	7,496
	$338	$1,915	$17,929

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	December 31,
	2020	2019
Due to Affiliates
Loan from WPC, including accrued interest	$21,144	$—
External joint venture loans, accounts payable, and other (a)	6,940	5,951
Acquisition fees, including accrued interest	1,871	4,464
Asset management fees payable	1,328	961
	$31,283	$11,376
___________
(a)Includes loans from our joint venture partners to the jointly owned investments that we consolidate. As of December 31, 2020 and 2019, loans due to our joint venture partners, including accrued interest, were $5.3 million and $4.6 million, respectively.
CPA:18 – Global 2020 10-K – 76

Notes to Consolidated Financial Statements
Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our board of directors’ election in consultation with our Advisor. For any portion of fees our Advisor receives in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share per Class A share, which was $8.55 as of September 30, 2020. For the year ended December 31, 2018, all asset management fees paid to our Advisor were in shares of our Class A common stock. Effective January 1, 2019, our Advisor agreed to receive 50% of the asset management fees in shares of our Class A common stock and 50% in cash. Effective April 1, 2020, our Advisor agreed to receive all of its asset management fees in shares of our Class A common stock. As of December 31, 2020, our Advisor owned 6,905,911 shares of our outstanding Class A common stock, or 4.6% of our total Class A and Class C shares outstanding. Asset management fees are included in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the years ended December 31, 2020 and 2019. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the Advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

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

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, which as of December 31, 2020 included Carey European Student Housing Fund I L.P (WPC’s advisory agreements with Carey Watermark Investors Incorporated and Carey Watermark Investors 2 Incorporated were terminated on April 13, 2020).

We reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. In addition, we reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including professional fees, and office expenses. We do not reimburse our Advisor for salaries and benefits paid to our named executive officers or for the cost of personnel that provide services for transactions for where our Advisor receives a fee (such as for acquisitions and dispositions). Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% of our pro rata total revenues for each of 2020, 2019 and 2018. Our Advisor allocates overhead expenses to us based upon the percentage that our full-time employee equivalents comprised of the Advisor’s total full-time employee equivalents. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

CPA:18 – Global 2020 10-K – 77

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

Loan with Affiliate

On August 10, 2020, we entered into a facility agreement with one of our joint venture student housing partners, Crown Students Limited Liability Partnership (“Crown”), to provide a loan of $1.5 million (amount based on the exchange rate of the British pound sterling on the date of the loan). Interest accrues at a fixed rate of 8.0% per annum and is payable on the loan’s scheduled maturity date of December 31, 2021. The loan is collateralized by Crown’s equity interests in three jointly owned student housing investments located in the United Kingdom. The loan is included in Accounts receivable and other assets, net in the consolidated balance sheets. During the year ended December 31, 2020, we recognized less than $0.1 million in interest income from this loan, which is included in Other gains and (losses) in the consolidated financial statements.

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2020 (a)	2019
Land	$235,243	$196,693
Buildings and improvements	1,205,111	1,003,952
Less: Accumulated depreciation	(172,319)	(135,922)
	$1,268,035	$1,064,723
_________
(a)Amounts include four recently completed student housing properties located in Spain and Portugal (subject to net lease agreements), as further described in the “Real Estate Under Construction” section below.

The carrying value of our Real Estate — Land, buildings and improvements increased by $55.5 million from December 31, 2019 to December 31, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

During the year ended December 31, 2020, in connection with a lease modification, we reclassified one property with an aggregate carrying value of $21.3 million from Net investments in direct financing leases to Real estate — Land, buildings and improvements as the classification of the underlying lease was determined to be an operating lease (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our real estate was $30.5 million, $29.5 million, and $31.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Dispositions of Real Estate

2020 — During the year ended December 31, 2020, one of our properties was sold through eminent domain. As a result, the carrying value of our real estate properties decreased by $2.5 million from December 31, 2019 to December 31, 2020 (Note 13).

CPA:18 – Global 2020 10-K – 78

Notes to Consolidated Financial Statements
Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage, student housing (not subject to net lease agreements), and multi-family residential properties (our last multi-family residential property was sold on January 29, 2019), is summarized as follows (in thousands):

	December 31,
	2020 (a)	2019
Land	$89,148	$78,240
Buildings and improvements	507,850	434,245
Less: Accumulated depreciation	(73,569)	(57,237)
	$523,429	$455,248
_________
(a)Amounts include the recently completed student housing operating property located in Austin, Texas, as further described in the “Real Estate Under Construction” section below.

The carrying value of our Operating real estate — land, buildings and improvements increased by $3.6 million from December 31, 2019 to December 31, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our operating real estate for the years ended December 31, 2020, 2019, and 2018 was $16.0 million, $15.2 million, and $16.9 million, respectively.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2020	2019
Beginning balance	$235,751	$152,106
Placed into service	(236,923)	(34,944)
Capitalized funds	153,539	112,595
Foreign currency translation adjustments	19,415	(1,145)
Capitalized interest	8,273	7,139
Ending balance	$180,055	$235,751

Placed into Service During 2020

During the year ended December 31, 2020, we completed and placed into service the following student housing properties (in thousands):

Property Location(s)	Reclassified to	Date of Completion	Total Capitalized Costs (a) (b)
Austin, Texas	Operating real estate — Land, buildings and improvements	8/4/2020	$78,927
Barcelona, Spain (c)	Real estate — Land, buildings and improvements	8/4/2020	33,429
San Sebastian, Spain (c)	Real estate — Land, buildings and improvements	8/20/2020	38,532
Porto, Portugal (d)	Real estate — Land, buildings and improvements	10/30/2020	28,809
Malaga, Spain (d)	Real estate — Land, buildings and improvements	12/10/2020	50,975
			$230,672
___________
(a)Amounts include capitalized interest and acquisition fees payable to our Advisor (Note 3).
(b)Amounts related to our international student housing properties are denominated in a foreign currency. For these properties, amounts reflect the euro on the date the assets were placed into service.
(c)Upon completion, these properties became subject to individual net lease agreements with minimum fixed rents.
CPA:18 – Global 2020 10-K – 79

Notes to Consolidated Financial Statements
(d)Upon completion, these properties became subject to an individual net lease agreement with variable rent based on gross revenues, which will convert to minimum fixed rent in the second year of operation.

In addition, during the year ended December 31, 2020, we placed into service approximately $6.3 million in capital investment projects at three of our net lease properties (non-cash investing activity).

Placed into Service During 2019

On July 2, 2019, upon substantial completion, we placed into service the student housing property located in Barcelona, Spain. As a result, we reclassified $31.4 million from Real estate under construction to Operating real estate — Land, buildings and improvements on our consolidated financial statements. Subsequent to the completion of this project, on December 20, 2019, we entered into the Framework Agreement with a third party to net lease this property. As such, we reclassified $30.8 million from Operating real estate — Land, buildings and improvements to Real estate — Land, buildings and improvements. Amounts based on the exchange rate of the euro at the date of reclassification.

Capitalized Funds During 2020

During the year ended December 31, 2020, total capitalized funds primarily related to construction draws for student housing development projects, and includes $20.5 million of accrued costs, which is a non-cash investing activity.

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

Capitalized Interest

Capitalized interest includes interest incurred during construction, as well as amortization of the mortgage discount and deferred financing costs, which totaled $8.3 million, $7.1 million, and $5.4 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is a non-cash investing activity.

Ending Balance

As of December 31, 2020 and 2019, we had seven and 12 open student housing development projects, respectively, and aggregate unfunded commitments totaling approximately $174.9 million and $279.9 million, respectively, excluding capitalized interest, accrued costs, and capitalized acquisition fees for our Advisor.

CPA:18 – Global 2020 10-K – 80

Notes to Consolidated Financial Statements
Leases

Operating Lease Income

Lease income related to operating leases recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the consolidated statements of income for the year ended December 31, 2020 are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Lease revenues — net-leased
Lease income — fixed (a)	$84,047	$99,771
Lease income — variable (b)	15,096	15,468
Total operating lease income (c)	$99,143	$115,239

Lease revenues — operating real estate
Lease income — fixed	$67,964	$67,969
Lease income — variable (d)	2,218	2,620
Total operating lease income	$70,182	$70,589
_________
(a)The year ended December 31, 2020 includes a $7.0 million write-off of straight-line rent receivables based on our current assessment of less than a 75% likelihood of collecting all remaining contractual rent on certain net lease hotels. For the year ended December 31, 2020, approximately $8.5 million of rent for these properties was not collected, and thus not recognized (Note 2).
(b)Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
(c)Excludes interest income from direct financing leases of $3.2 million and $3.9 million for the years ended December 31, 2020, and 2019, respectively (Note 5). Interest income from direct financing leases is included in Lease revenues — net-leased in the consolidated statements of income.
(d)Primarily comprised of late fees and administrative fees revenues.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable operating leases as of December 31, 2020 are as follows (in thousands):

Years Ending December 31,	Total
2021	$107,801
2022	111,273
2023	104,413
2024	93,227
2025	87,738
Thereafter	630,400
Total	$1,134,852

See Note 5 for scheduled future lease payments to be received under non-cancelable direct financing leases.

Lease Cost

During the years ended December 31, 2020, and 2019, total lease cost for operating leases totaled $1.0 million and $1.1 million, respectively. Additionally, we recognized reimbursable ground rent totaling approximately $0.4 million and $0.4 million, respectively, which is included in Lease revenues — net-leased in the consolidated statements of income.

CPA:18 – Global 2020 10-K – 81

Notes to Consolidated Financial Statements
Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

		Years Ended December 31,
	Location on Consolidated Balance Sheets	2020	2019
Operating ROU assets — land leases	In-place lease and other intangible assets	$37,339	$35,069

Operating lease liabilities — land leases	Accounts payable, accrued expenses and other liabilities	$8,084	$8,116

Weighted-average remaining lease term — operating leases (a)		42.2 years	43.4 years
Weighted-average discount rate — operating leases (a)		6.8%	6.8%
Number of land lease arrangements		8	8
Lease term range		5 – 982 years	6 – 983 years
___________
(a)Excludes ROU land lease asset totaling $7.5 million and $7.3 million as of December 31, 2020, and 2019, related to the student housing development project located in Swansea, United Kingdom, as it has no future obligation during the 983-year lease term.

Cash paid for operating lease liabilities included in the Net cash provided by operating activities for the years ended December 31, 2020, and 2019, was $0.4 million and $0.8 million, respectively. There are no land finance leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2020 is as follows (in thousands):

Years Ending December 31,	Total
2021	$647
2022	647
2023	647
2024	647
2025	642
Thereafter	21,211
Total lease payments	24,441
Less: amount of lease payments representing interest	(16,357)
Present value of future lease payments/lease obligations	$8,084

Ghana Settlement Update

In relation to the litigation with our former joint venture partner, the arbitrator issued a final decision and awarded the joint venture partner a settlement of $2.6 million during the year ended December 31, 2020. As of December 31, 2020, all amounts payable to the joint venture partner have been paid.

In addition, during the year ended December 31, 2020, the collectibility of the value added tax (“VAT”) receivable to be refunded by the Ghanaian government was no longer deemed probable. As such, we recorded a $2.8 million loss to write-off the VAT receivable during the year ended December 31, 2020, which is included within Other gains and (losses) on our consolidated statements of income.

CPA:18 – Global 2020 10-K – 82

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

We held an interest in an unconsolidated investment in our Self Storage segment that related to a joint venture for three self-storage facilities in Canada. This entity was jointly owned with a third party, which was also the general partner of the joint venture. On April 15, 2019, the joint-venture agreement was amended and our ownership and economic interest in the joint venture increased from 90% to 100%. We did not consolidate this entity because we were not the primary beneficiary due to shared decision making with the general partner and the nature of our involvement in the activities, which allowed us to exercise significant influence, but did not give us power over decisions that significantly affect the economic performance of the entity.

On December 23, 2020, we disposed of our sole equity method investment which was comprised of the three self-storage facilities located in Canada for total proceeds of $62.3 million. In conjunction with this disposal, we recognized a gain on sale of $12.9 million (inclusive of tax of $1.8 million) during the year ended December 31, 2020, which is included in Equity in earnings (losses) of equity method investment in real estate in our consolidated financial statements. Upon closing of the sale, loans totaling $31.8 million encumbering these properties were repaid. Amounts are based on the exchange rate of the Canadian dollar on the date of the transaction.

On August 15, 2019, we closed on the disposition of the self-storage development project located in Vaughan, Canada. In conjunction with this disposal, we recognized a gain on sale of $0.2 million during the year ended December 31, 2019, which is included in Equity in earnings (losses) of equity method investment in real estate in our consolidated financial statements.

Ending Balance

As of December 31, 2020, we no longer have any equity method investments. As of December 31, 2019, our total equity investment balance for these self-storage properties was $14.9 million, which is included in Accounts receivable and other assets, net in the consolidated financial statements. At December 31, 2019 the joint venture had total third-party recourse debt of $32.2 million.

Asset Retirement Obligations

We have recorded asset retirement obligations for the removal of asbestos and environmental waste in connection with certain of our investments. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. This liability was $3.3 million and $3.2 million as of December 31, 2020 and 2019, respectively. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred. We include asset retirement obligations in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our notes receivable (which are included in Accounts receivable and other assets, net in the consolidated financial statements) and our Net investments in direct financing leases (net of allowance for credit losses). Operating leases are not included in finance receivables. See Note 2 and Note 4 for information on ROU operating lease assets recognized on our consolidated balance sheets.

CPA:18 – Global 2020 10-K – 83

Notes to Consolidated Financial Statements
Notes Receivable

As of December 31, 2020, our notes receivable consisted of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York (“Cipriani”) with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. Interest-only payments at a rate of 10% per annum are due through its maturity date. As of both December 31, 2020 and 2019, the balance for this note receivable remained $28.0 million. On July 28, 2020, we were notified that the borrower has defaulted on the mortgage loan senior to our mezzanine tranche, and since that date we have not recognized interest income. We are currently evaluating our rights and options in connection with the senior loan default.

On April 9, 2019, we received full repayment totaling $36.0 million on the Mills Fleet Farm Group LLC mezzanine loan (“Mills Fleet”).

Interest income recognized from our notes receivable was $1.4 million, $4.1 million, and $7.2 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in Other operating and interest income in our consolidated statements of income.

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	December 31,
	2020 (a)	2019
Unguaranteed residual value	$15,559	$39,401
Lease payments receivable	14,325	55,278
	29,884	94,679
Less: unearned income	(12,466)	(52,625)
Less: allowance for credit losses (b)	(485)	—
	$16,933	$42,054
___________
(a)During the year ended December 31, 2020, as part of a lease modification we reclassified one property from Net investments in direct financing leases to Real estate — Land, buildings and improvements (as discussed further below).
(b)Upon our adoption of ASU 2016-13 on January 1, 2020, we applied changes in loss reserves through a cumulative-effect adjustment to retained earnings totaling $6.9 million (of which, $6.4 million related to the reclassified property discussed above), which is reflected within our consolidated statement of equity (Note 2), as well as an additional allowance for credit loss of $4.9 million due to changes in expected economic conditions relating to a net investment in direct financing lease, which is reflected in our consolidated statements of income. During the fourth quarter of 2020, the tenant emerged from a pre-packaged bankruptcy which led to a reversal of $7.8 million of the original reserve for this property, and is included in Allowance for credit losses in our consolidated statements of income. Additionally, the underlying lease of the net investment in direct financing lease was modified and reclassified to an operating lease, with the net carrying value being reclassified to Real estate — Land, buildings and improvements.

Interest income from direct financing leases was $3.2 million, $3.9 million, and, $3.7 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in Lease revenues — net-leased in our consolidated statements of income.

During the year ended December 31, 2020, we reclassified one property with an aggregate carrying value of $21.3 million from Net investments in direct financing leases to Real estate — Land, buildings and improvements as the classification of the underlying lease was determined to be an operating lease in connection with a lease modification (Note 4).

CPA:18 – Global 2020 10-K – 84

Notes to Consolidated Financial Statements
Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable direct financing leases as of December 31, 2020 were as follows (in thousands):

Years Ending December 31,	Total
2021	$1,390
2022	1,423
2023	1,458
2024	1,495
2025	1,529
Thereafter	7,030
Total	$14,325

See Note 4 for scheduled lease payments to be received under non-cancelable operating leases.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. Due to changes in expected economic conditions, we recorded an allowance for credit losses (as noted above). As of both December 31, 2020 and 2019, we had no significant finance receivable balances that were past due. Additionally, other than the reclassification of a net investment direct financing lease to an operating lease noted further above, there were no material modifications of finance receivables during the years ended December 31, 2020 or 2019.

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

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2020	2019	2020	2019
1-3	3	4	$16,933	$45,457
4	1	1	28,000	24,597
5	—	—	—	—
	0		$44,933	$70,054

Note 6. Intangible Assets and Liabilities

In-place lease and above-market rent intangibles are included in In-place lease and other intangible assets in the consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Goodwill is included in our Net Lease segment, which is also the reporting unit for goodwill impairment testing, and is included in Accounts receivable and other assets, net in the consolidated financial statements. As a result of foreign currency translation adjustments, goodwill decreased from $26.4 million as of December 31, 2018 to $26.0 million as of December 31, 2019. Goodwill increased from $26.0 million as of December 31, 2019 to $27.3 million as of December 31, 2020, reflecting the impact of foreign currency translation adjustments.

We performed our annual test for impairment during the fourth quarter of 2020 for goodwill and no impairment was indicated.

CPA:18 – Global 2020 10-K – 85

Notes to Consolidated Financial Statements
Intangible assets and liabilities are summarized as follows (in thousands):

		December 31,
		2020			2019
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	6 – 23	$244,963	$(151,613)	$93,350	$238,771	$(131,012)	$107,759
Above-market rent	7 – 30	10,773	(5,670)	5,103	10,257	(4,141)	6,116
		255,736	(157,283)	98,453	249,028	(135,153)	113,875
Indefinite-Lived Intangible Assets
Goodwill		27,259	—	27,259	26,024	—	26,024
Total intangible assets		$282,995	$(157,283)	$125,712	$275,052	$(135,153)	$139,899

Finite-Lived Intangible Liabilities
Below-market rent	6 – 30	$(14,776)	$7,755	$(7,021)	$(14,974)	$6,627	$(8,347)
Total intangible liabilities		$(14,776)	$7,755	$(7,021)	$(14,974)	$6,627	$(8,347)

Net amortization of intangibles, including the effect of foreign currency translation, was $17.3 million, $20.4 million, and $18.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to rental income; amortization of in-place lease intangibles is included in Depreciation and amortization on our consolidated statements of income.

Based on the intangible assets and liabilities recorded as of December 31, 2020, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net (Increase) Decrease in Rental Income	Increase to Amortization	Net
2021	$(376)	$14,841	$14,465
2022	(361)	14,635	14,274
2023	(472)	12,288	11,816
2024	(517)	9,759	9,242
2025	(535)	8,958	8,423
Thereafter	343	32,869	33,212
	$(1,918)	$93,350	$91,432

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

CPA:18 – Global 2020 10-K – 86

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs.

Derivative Assets and Liabilities— Our derivative assets and liabilities, which are included in Accounts receivable and other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are comprised of interest rate swaps, interest rate caps, and foreign currency collars, and previously included foreign currency forward contracts (Note 8).

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2020 and 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31,
		2020		2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse secured debt, net (a) (b)	3	$1,310,378	$1,329,482	$1,201,913	$1,239,004
Notes receivable (c)	3	28,000	28,000	28,000	30,300
___________
(a)As of December 31, 2020 and 2019, the carrying value of Non-recourse secured debt, net includes unamortized deferred financing costs of $6.9 million and $5.8 million, respectively, and unamortized premium, net of $2.5 million and $2.1 million, respectively (Note 9).
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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both December 31, 2020 and 2019.

CPA:18 – Global 2020 10-K – 87

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2020 and 2019, no cash collateral had been posted nor received for any of our derivative positions.

CPA:18 – Global 2020 10-K – 88

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31,		December 31,
		2020	2019	2020	2019
Foreign currency collars	Accounts receivable and other assets, net	$440	$1,444	$—	$—
Interest rate caps	Accounts receivable and other assets, net	21	116	—	—
Foreign currency forward contracts	Accounts receivable and other assets, net	—	861	—	—
Interest rate swaps	Accounts receivable and other assets, net	—	53	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(3,350)	(1,991)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(198)	—
		461	2,474	(3,548)	(1,991)
Derivatives in Not Cash Flow Hedging Relationships
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(28)	(48)
		—	—	(28)	(48)
		$461	$2,474	$(3,576)	$(2,039)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2018
Interest rate swaps	$(1,412)	$(2,288)	$487
Foreign currency collars	(1,019)	1,343	3,186
Foreign currency forward contracts	(861)	(1,096)	(401)
Interest rate caps	(227)	(38)	25
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	113	19	90
Foreign currency forward contracts	—	23	20
Total	$(3,406)	$(2,037)	$3,407
___________
(a)The changes in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).
CPA:18 – Global 2020 10-K – 89

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2020	2019	2018
Interest rate swaps	Interest expense	$(1,997)	$(136)	$(254)
Foreign currency forward contracts	Other gains and (losses)	889	1,450	1,058
Foreign currency collars	Other gains and (losses)	633	257	(232)
Interest rate caps	Interest expense	(82)	(13)	(50)
Total		$(557)	$1,558	$522

Amounts reported in Other comprehensive income (loss) related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of December 31, 2020, we estimated that an additional $1.5 million and less than $0.1 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2020	2019	2018
Foreign currency collars	Other gains and (losses)	$(229)	$206	$(95)
Interest rate swaps	Interest expense	23	—	—
Foreign currency forward contracts	Other gains and (losses)	(15)	(4)	—
Interest rate swaps	Other gains and (losses)	—	(14)	(82)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	1,997	(1)	19
Foreign currency collars	Other gains and (losses)	—	7	(81)
Total		$1,776	$194	$(239)

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

CPA:18 – Global 2020 10-K – 90

Notes to Consolidated Financial Statements
The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of December 31, 2020 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2020 (a)
Interest rate swaps	9	93,480	USD	$(3,350)
Interest rate caps	3	34,484	EUR	14
Interest rate caps	2	59,000	GBP	7
Derivatives Not Designated as Hedging Instruments
Interest rate swap (b)	1	8,822	EUR	(28)
				$(3,357)
___________
(a)Fair value amount is based on the exchange rate of the respective currencies at December 31, 2020, as applicable.
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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency collars. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars have maturities of 62 months or less.

The following table presents the foreign currency derivative contracts we had outstanding and their designations as of December 31, 2020 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2020
Designated as Cash Flow Hedging Instruments
Foreign currency collars	14	10,050	EUR	$133
Foreign currency collars	11	16,500	NOK	109
				$242

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2020. At December 31, 2020, our total credit exposure was $0.2 million and the maximum exposure to any single counterparty was $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of December 31, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $3.7 million and $2.1 million as of December 31, 2020 and 2019, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of December 31, 2020 or 2019, we could have been required to settle our obligations under these agreements at their aggregate termination value of $3.8 million and $2.2 million, respectively.

CPA:18 – Global 2020 10-K – 91

Notes to Consolidated Financial Statements
Note 9. Non-Recourse Secured Debt, Net

Non-recourse secured debt, net is collateralized by the assignment of real estate properties. For a list of our encumbered properties, see Schedule III — Real Estate and Accumulated Depreciation. As of December 31, 2020, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse secured debt were 3.8% and 3.2%, respectively, with maturity dates ranging from 2021 to 2039.

Financing Activity During 2020

During the year ended December 31, 2020, we obtained the following construction loans and non-recourse facility loan in connection with certain student housing properties (dollars in thousands based on the exchange rate of the euro as of the date of the transaction):

Property Location(s)	Date Acquired	Interest Rate	Rate Type (a)	Maturity Date	Initial Drawdowns	Loan Amount
Barcelona, Spain (b)	3/13/2020	2.1%	Variable	12/31/2023	$16,805	$22,541
Seville, Spain	7/31/2020	3.5%	Variable	11/30/2023	11,102	26,065
Coimbra, Portugal	10/16/2020	2.7%	Fixed	4/16/2025	7,224	18,903
San Sebastian, Spain	12/30/2020	3.0%	Variable	12/31/2023	24,562	24,562
						$92,071
___________
(a)For the variable rate loans, we entered into interest rate caps for 75% of the maximum loan amounts, respectively.
(b)Loan is comprised of four tranches. Interest rate represents the weighted average interest rate of the four tranches as of the date of the transaction.

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

Interest Paid

Interest paid totaled $39.4 million, $43.4 million, and $50.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

CPA:18 – Global 2020 10-K – 92

Notes to Consolidated Financial Statements
Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2020, during each of the next five calendar years and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2021	$175,074
2022	206,666
2023	304,149
2024	209,539
2025	319,973
Thereafter through 2039	99,347
Total principal payments	1,314,748
Unamortized deferred financing costs	(6,915)
Unamortized premium, net	2,545
Total	$1,310,378

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2020.

The carrying value of our Non-recourse secured debt, net, increased by $37.9 million in the aggregate from December 31, 2019 to December 31, 2020, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Covenants

Our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter.

As of December 31, 2020, we were in breach of a tenant payment covenant on two of our non-recourse mortgage loans (principal balance of $68.4 million as of December 31, 2020) encumbered by properties leased to a tenant in the hotel industry. As a result of the breach, the lender has the right to declare a “cash trap” in which any surplus cash in our rent account would be transferred to a reserve account with the lender. We have notified the lender that the tenant occupying the encumbered properties is under financial distress due to the COVID-19 pandemic and is currently not making rental payments. As of the date of this Report, the lender has declared a cash trap for one of the loans, and has the right to do so for the other. As the tenant is not currently making rental payments, no surplus cash is available to transfer to the reserve account with the lender.

Note 10. Commitments and Contingencies

As of December 31, 2020, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial statements of income or results of operations.

See Note 4 for unfunded construction commitments.

CPA:18 – Global 2020 10-K – 93

Notes to Consolidated Financial Statements
Note 11. Earnings Per Share and Equity

Basic and Diluted Earnings Per Share

The following table presents earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2020
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	118,567,905	$9,737	$0.08
Class C common stock	32,402,493	2,606	0.08
Net income attributable to CPA:18 – Global		$12,343

	Year Ended December 31, 2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	116,469,007	$25,636	$0.22
Class C common stock	32,123,513	6,936	0.22
Net income attributable to CPA:18 – Global		$32,572

	Year Ended December 31, 2018
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	113,401,265	$75,816	$0.67
Class C common stock	31,608,961	20,912	0.66
Net income attributable to CPA:18 – Global		$96,728

The allocation of Net income attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation includes interest expense related to the accretion of interest on the annual distribution and shareholder servicing fee liability which was less than $0.1 million for the year ended December 31, 2020, and totaled $0.1 million, and $0.2 million for the years ended December 31, 2019, and 2018, respectively. As of December 31, 2020, we have no further obligation with respect to the distribution and shareholder servicing fee as the total underwriting compensation paid in respect to the offering reached the Financial Industry Regulatory Authority (“FINRA”) limit of 10.0% of the gross offering proceeds. As a result, interest expense related to the accretion of the distribution and shareholder servicing fee will no longer impact the Class C common stock.

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our distributions per share are summarized as follows:

	Years Ended December 31,
	2020		2019		2018
	Class A	Class C	Class A	Class C	Class A	Class C
Ordinary income	$0.1490	$0.1241	$0.1251	$0.1101	$0.2405	$0.2119
Return of capital	0.1463	0.1218	0.3662	0.3220	—	—
Capital gain	0.1423	0.1185	0.1339	0.1178	0.3847	0.3388
Total distributions paid	$0.4376	$0.3644	$0.6252	$0.5499	$0.6252	$0.5507

Distributions are declared at the discretion of our board of directors and are not guaranteed. During the fourth quarter of 2020, our board of directors declared quarterly distributions of $0.0625 per share for both our Class A common stock and Class C common stock, which were paid on January 15, 2021 to stockholders of record on December 31, 2020, in the amount of $9.4 million.

CPA:18 – Global 2020 10-K – 94

Notes to Consolidated Financial Statements
During the year ended December 31, 2020, our board of directors declared distributions in the aggregate amount of $40.6 million per share for our Class A common stock and $9.4 million per share for our Class C common stock, which equates to $0.3438 and $0.2895 per share, respectively.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2018	$(1,082)	$(32,130)	$(33,212)
Other comprehensive loss before reclassifications	3,819	(23,002)	(19,183)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(826)	—	(826)
Interest expense	304	—	304
Net current-period Other comprehensive loss	3,297	(23,002)	(19,705)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	2,324	2,324
Balance at December 31, 2018	2,215	(52,808)	(50,593)
Other comprehensive loss before reclassifications	(521)	(4,509)	(5,030)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,707)	—	(1,707)
Interest expense	149	—	149
Net current-period Other comprehensive loss	(2,079)	(4,509)	(6,588)
Net current-period Other comprehensive loss attributable to noncontrolling interests	2	644	646
Balance at December 31, 2019	138	(56,673)	(56,535)
Other comprehensive loss before reclassifications	(4,076)	43,772	39,696
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,522)	—	(1,522)
Interest expense	2,079	—	2,079
Net current-period Other comprehensive income	(3,519)	43,772	40,253
Net current-period Other comprehensive income attributable to noncontrolling interests	18	(3,666)	(3,648)
Balance at December 31, 2020	$(3,363)	$(16,567)	$(19,930)

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

CPA:18 – Global 2020 10-K – 95

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

The components of our provision for (benefit from) income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Federal
Current	$80	$60	$130
Deferred	1	—	5
	81	60	135
State and Local
Current	126	85	292
	126	85	292
Foreign
Current	3,033	2,375	1,315
Deferred	(2,471)	(2,310)	(3,694)
	562	65	(2,379)
Total Provision for (Benefit from) Income Taxes	$769	$210	$(1,952)

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

During the year ended December 31, 2020, our unrecognized tax benefits increased by $0.8 million from $1.3 million as of December 31, 2019 to $2.1 million as of December 31, 2020, reflecting additions based on tax positions related to the current period. These unrecognized tax benefits are recorded as liabilities within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, we had accrued interest related to uncertain tax positions of $0.2 million and $0.1 million, respectively.

Tax authorities in relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2013 through 2019 remain open to adjustment in major tax jurisdictions.

Income Taxes Paid

Income taxes paid were $1.5 million, $1.7 million, and $2.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

CPA:18 – Global 2020 10-K – 96

Notes to Consolidated Financial Statements
Deferred Income Taxes

Our deferred tax assets before valuation allowances were $24.2 million and $19.0 million as of December 31, 2020 and 2019, respectively. Our deferred tax liabilities were $50.2 million and $48.6 million as of December 31, 2020 and 2019, respectively. We determined that $21.8 million and $17.6 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes, and accordingly, a valuation allowance was established in that amount as of December 31, 2020 and 2019, respectively. Our deferred tax asset, net of valuation allowance, is recorded in Accounts receivable and other assets, net on our consolidated balance sheets. Our deferred tax liabilities are recorded in Accounts payable, accrued expenses and other liabilities in our consolidated balance sheets. Our deferred tax assets and liabilities are primarily the result of temporary differences related to:

•basis differences between tax and GAAP for real estate assets. For income tax purposes, certain acquisitions have resulted in us assuming the seller’s basis, or the carry-over basis, in assets and liabilities for tax purposes. In accordance with purchase accounting requirements under GAAP, we record all of the acquired assets and liabilities at their estimated fair values at the date of acquisition. For our subsidiaries subject to income taxes in the United States or in foreign jurisdictions, we recognize deferred income tax liabilities representing the tax effect of the difference between the tax basis and the fair value of the tangible and intangible assets recorded at the date of acquisition for GAAP;
•timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs, straight-line rent, prepaid rents, and intangible assets; and
•tax net operating losses in foreign jurisdictions that may be realized in future periods if we generate sufficient taxable income.

As of December 31, 2020 and 2019, we had net operating losses in foreign jurisdictions of approximately $42.7 million and $41.5 million, respectively. Our net operating losses will begin to expire in 2021 in certain foreign jurisdictions. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

Note 13. Property Dispositions

We may decide to dispose of a property due to vacancy, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheets.

2020

Real Estate — Land, Buildings and Improvements

On July 22, 2020, our warehouse facility located in Freetown, Massachusetts was sold through eminent domain. As a result, we received condemnation proceeds of $6.1 million, net of closing costs, and recognized a gain on sale of real estate of $2.4 million. We repaid the $3.2 million non-recourse mortgage loan previously encumbering the property using the condemnation proceeds.

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

CPA:18 – Global 2020 10-K – 97

Notes to Consolidated Financial Statements
Real Estate — Land, Buildings and Improvements

During the year ended December 31, 2019, we sold the 11 properties in our United Kingdom trade counter portfolio (the “Truffle portfolio”), for total proceeds of $39.3 million, net of closing costs, and recognized an aggregate gain on sale of $10.3 million. At closing we repaid the non-recourse mortgage loan totaling $22.7 million encumbering these properties (amounts are based on the exchange rate of the British pound sterling at the date of sale).

2018

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

As a result of a settlement agreement with our political risk insurer related to a development project in Accra, Ghana, we transferred our right to collect for tenant default damages to the insurer and received $45.6 million, net of transaction costs. As a result, we recognized a gain on insurance proceeds of $16.6 million (inclusive of a tax benefit and a gain attributable to noncontrolling interests of $3.5 million and $2.3 million, respectively).

CPA:18 – Global 2020 10-K – 98

Notes to Consolidated Financial Statements
Note 14. Segment Reporting

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is primarily comprised of our investments in student housing operating properties, and multi-family residential properties (our last multi-family residential property was sold in January 2019). In addition, we have an All Other category that includes our notes receivable investments, one of which was repaid during the second quarter of 2019. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net Lease
Revenues (a)	$104,611	$122,038	$130,124
Operating expenses (b)	(63,583)	(69,959)	(76,255)
Interest expense	(28,388)	(34,105)	(36,128)
Gain on sale of real estate, net	2,390	9,932	20,547
Other gains and (losses) (c)	(3,231)	1,203	22,597
Benefit from income taxes	52	1,019	1,513
Net income attributable to noncontrolling interests	(2,868)	(759)	(2,716)
Net income attributable to CPA:18 – Global	$8,983	$29,369	$59,682
Self Storage
Revenues	$61,426	$60,767	$57,920
Operating expenses	(36,407)	(35,604)	(35,235)
Interest expense	(13,447)	(13,802)	(13,256)
Other gains and (losses) (d)	12,329	(942)	(1,298)
Provision for income taxes	(110)	(115)	(85)
Net income attributable to CPA:18 – Global	$23,791	$10,304	$8,046
Other Operating Properties
Revenues	$9,604	$10,550	$21,434
Operating expenses	(7,749)	(7,713)	(16,030)
Interest expense	(1,424)	133	(3,529)
Gain on sale of real estate, net	—	14,841	58,110
Other gains and (losses)	19	(182)	(870)
Benefit from income taxes	241	87	178
Net loss (income) attributable to noncontrolling interests	135	(2,541)	(8,154)
Net income attributable to CPA:18 – Global	$826	$15,175	$51,139
All Other
Revenues (e)	$1,426	$4,076	$7,238
Operating expenses	(45)	—	(4)
Other gains and (losses)	60	—	—
Net income attributable to CPA:18 – Global	$1,441	$4,076	$7,234
Corporate
Unallocated Corporate Overhead (f)	$(15,473)	$(18,220)	$(19,681)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(7,225)	$(8,132)	$(9,692)
Total Company
Revenues	$177,067	$197,439	$216,716
Operating expenses	(127,261)	(132,509)	(147,018)
Interest expense	(43,343)	(48,019)	(53,221)
Gain on sale of real estate, net	2,390	24,773	78,657
Other gains and (losses) (c) (d)	14,217	2,530	20,204
(Provision for) benefit from income taxes	(769)	(210)	1,952
Net income attributable to noncontrolling interests	(9,958)	(11,432)	(20,562)
Net income attributable to CPA:18 – Global	$12,343	$32,572	$96,728
CPA:18 – Global 2020 10-K – 99

Notes to Consolidated Financial Statements

	Total Assets at December 31,
	2020	2019
Net Lease	$1,688,259	$1,517,659
Self Storage	345,936	369,883
Other Operating Properties	258,017	213,692
Corporate	38,697	105,407
All Other	28,009	28,162
Total Company	$2,358,918	$2,234,803
__________
(a)For the year ended December 31, 2020, approximately $9.2 million of rent was not collected due to the COVID-19 pandemic, which reduced lease revenues. Additionally, the year ended December 31, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2). Straight-line lease revenue is only recognized when deemed probable of collection, and is included within Lease revenues — net-leased within our consolidated financial statements.
(b)The year ended December 31, 2020 includes an allowance for credit losses reversal of $2.9 million, in accordance with ASU 2016-13 (Note 2 and Note 5). During the year ended December 31, 2018, we recorded bad debt expense of $5.2 million, which is included in Property expenses, excluding reimbursable tenant costs in the consolidated statements of income as a result of financial difficulties and uncertainty regarding future rent collection from one of our tenants.
(c)The year ended December 31, 2020 includes a $2.8 million loss to write-off the VAT receivable related to our previous investment in Ghana as collectibility was no longer deemed probable (Note 4). The year ended December 31, 2018 includes a gain on insurance proceeds of $16.6 million (inclusive of a tax benefit of $3.5 million) as a result of a settlement agreement with our political risk insurer regarding the Ghana Joint Venture, as well as $5.6 million of insurance proceeds regarding a property that was damaged by a tornado in 2017.
(d)Includes Equity in earnings (losses) of equity method investment in real estate. The year ended December 31, 2020 includes a gain on sale of $12.9 million (inclusive of tax of $1.8 million), relating to the disposition of our equity method investment in real estate (Note 4).
(e)On July 28, 2020, we were notified that the borrower has defaulted on the mortgage loan senior to our mezzanine tranche, and since that date we have not recognized interest income (Note 5).
(f)Included in unallocated corporate overhead are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments. Asset management fees totaled $11.9 million, $11.5 million, and $12.1 million for the years ended December 31, 2020, 2019, and 2018, respectively (Note 3).

CPA:18 – Global 2020 10-K – 100

Notes to Consolidated Financial Statements
Our portfolio is comprised of domestic and international investments. Our previous sole equity investment in real estate, which was included within our Self Storage business segment, was entirely international. During the year ended December 31, 2020, we disposed of our equity investment in real estate, which had a carrying value of $14.9 million as of December 31, 2019. The following tables present the geographic information (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues
Texas	$22,685	$20,941	$24,681
Florida	22,469	22,876	29,136
All Other Domestic	70,410	72,513	81,059
Total Domestic	115,564	116,330	134,876

Total International (a) (b)	61,503	81,109	81,840
Total Company	$177,067	$197,439	$216,716
___________
(a)All years include operations in Norway, Croatia, the Netherlands, Poland, the United Kingdom, Germany, Mauritius, and Slovakia. The years ended December 31, 2020 and 2019 include operations in Spain. No international country or tenant individually comprised at least 10% of our total lease revenues for the years ended December 31, 2020, 2019, and 2018.
(b)The year ended December 31, 2020 includes the impact of the COVID-19 pandemic on certain net lease hotels located in Germany and Mauritius, as well as student housing operating properties located in the United Kingdom.

	Years Ended December 31,
	2020	2019
Long-lived assets (a)
Texas	$259,719	$246,421
All Other Domestic	609,926	639,049
Total Domestic	869,645	885,470

Spain	261,476	158,613
Norway	196,946	197,091
All Other International (b)	796,177	705,546
Total International	1,254,599	1,061,250
Total Company	$2,124,244	$1,946,720
___________
(a)Consists of Net investments in real estate.
(b)Comprised of investments in Croatia, the Netherlands, Poland, the United Kingdom, Germany, Mauritius, Slovakia, and Portugal. We sold our sole investment in Canada during the year ended December 31, 2020 (Note 4).

CPA:18 – Global 2020 10-K – 101

Notes to Consolidated Financial Statements
Note 15. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts):

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues (a)	$42,880	$43,928	$43,182	$47,077
Expenses (b)	36,228	30,582	31,478	28,973
Net (loss) income (c)	(5,569)	2,339	4,649	20,882
Net income attributable to noncontrolling interests	(2,611)	(3,530)	(1,346)	(2,471)
Net (loss) income attributable to CPA:18 – Global	(8,180)	(1,191)	3,303	18,411

Class A Common Stock
Basic and diluted (loss) earnings per share (d)	$(0.05)	$(0.01)	$0.02	$0.12

Class C Common Stock
Basic and diluted (loss) earnings per share (d)	$(0.05)	$(0.01)	$0.02	$0.12

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$50,294	$49,027	$49,091	$49,027
Expenses	32,272	34,021	35,737	30,479
Net income (e)	19,673	5,178	10,464	8,689
Net income attributable to noncontrolling interests (e)	(4,846)	(2,100)	(1,505)	(2,981)
Net income attributable to CPA:18 – Global	14,827	3,078	8,959	5,708

Class A Common Stock
Basic and diluted earnings per share (d)	$0.10	$0.02	$0.06	$0.04

Class C Common Stock
Basic and diluted earnings per share (d)	$0.10	$0.02	$0.06	$0.04
__________
(a)The three months ended March 31, 2020 includes a $7.0 million write-off of straight-line rent receivables based on our current assessment of less than a 75% likelihood of collecting all remaining contractual rent on certain net lease hotels. Additionally, we did not recognize $3.0 million, $3.6 million, and $2.6 million of lease revenues during the three months ended June 30, 2020, September 30, 2020, December 31, 2020, respectively (Note 2).
(b)The three months ended March 31, 2020 includes an allowance for credit losses of $4.9 million, in accordance with ASU 2016-13 (Note 5). The three months ended December 31, 2020 includes a reversal of allowance for credit losses of $7.8 million (Note 5).
(c)The three months ended March 31, 2020 includes a $2.8 million loss to write-off the VAT receivable related to our previous investment in Ghana as collectibility was no longer deemed probable (Note 4). The three months ended September 30, 2020 includes a net gain on sale of real estate $3.3 million (Note 13). The three months ended December 31, 2020 includes a gain on sale of $12.9 million (inclusive of tax of $1.8 million) relating to the sale of our equity investment in real estate (Note 4), and a $0.9 million net loss resulting from a post-closing adjustment relating to the property sold through eminent domain during the three months ended September 30, 2020.
(d)The sum of the quarterly Income per share does not agree to the annual earnings per share for 2020 and 2019 due to the issuances of our common stock that occurred during such periods. During the three months ended December 31, 2020, we ceased incurring the distribution and shareholder servicing fee (Note 11), as such the computation of basic and diluted earnings per share are the same for both Class A and Class C common stock.
CPA:18 – Global 2020 10-K – 102

Notes to Consolidated Financial Statements
(e)Amount for the three months ended March 31, 2019 includes gains on sale of $15.4 million (which includes a $2.9 million gain attributable to noncontrolling interests) and $1.2 million relating to the dispositions of our last multi-family residential property, and a retail building included in our Truffle portfolio. Amount for the three months ended June 30, 2019 includes a gain on sale of $0.7 million relating to the dispositions of two additional properties located in our Truffle portfolio. Amount for the three months ended September 30, 2019 includes a gain on sale of $8.4 million relating to the remaining eight properties in our Truffle portfolio (Note 13).

CPA:18 – Global 2020 10-K – 103

Notes to Consolidated Financial Statements
Note 16. Subsequent Event

On February 16, 2021, we repaid $21.1 million on the unsecured revolving line of credit with WPC, which includes the amount outstanding as of December 31, 2020 as well as accrued interest through the date of payment (Note 3).
CPA:18 – Global 2020 10-K – 104

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2020, 2019, and 2018
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2020
Valuation reserve for deferred tax assets	$17,556	$5,181	$(960)	$21,777

Year Ended December 31, 2019
Valuation reserve for deferred tax assets	$9,213	$8,879	$(536)	$17,556
Allowance for uncollectible accounts (a)	9,781	—	(9,781)	—

Year Ended December 31, 2018
Valuation reserve for deferred tax assets	$13,593	$3,090	$(7,470)	$9,213
Allowance for uncollectible accounts (a)	4,399	5,383	(1)	9,781
___________
(a)In accordance with the adoption of ASU 2016-02 during the first quarter of 2019, any amounts deemed uncollectible are now recorded within lease revenues.

CPA:18 – Global 2020 10-K – 105

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Office facility in Austin, TX	$72,741	$29,215	$67,993	$—	$—	$29,215	$67,993	$97,208	$15,541	1993	Aug. 2013	40 yrs.
Retail facility in Zagreb, Croatia	6,496	—	10,828	—	(1,143)	—	9,685	9,685	2,008	2005	Dec. 2013	34 yrs.
Retail facility in Zagreb, Croatia	6,312	—	10,576	—	(1,195)	—	9,381	9,381	1,837	2006	Dec. 2013	36 yrs.
Retail facility in Zagreb, Croatia	6,189	2,264	10,676	—	(1,450)	2,019	9,471	11,490	2,027	2006	Dec. 2013	34 yrs.
Retail facility in Zadar, Croatia	7,415	4,320	10,536	799	(1,581)	3,852	10,222	14,074	2,182	2007	Dec. 2013	33 yrs.
Retail facility in Split, Croatia	919	—	3,161	—	(365)	—	2,796	2,796	730	2001	Dec. 2013	27 yrs.
Industrial facility in Streetsboro, OH	2,770	1,163	3,393	4,111	(535)	1,163	6,969	8,132	1,814	1993	Jan. 2014	21 yrs.
Warehouse facility in University Park, IL	47,207	13,748	52,135	—	—	13,748	52,135	65,883	13,222	2003	Feb. 2014	34 - 36 yrs.
Office facility in Norcross, GA	3,136	1,044	3,361	—	—	1,044	3,361	4,405	696	1999	Feb. 2014	40 yrs.
Office facility in Oslo, Norway	43,131	14,362	59,219	—	(21,409)	10,183	41,989	52,172	7,222	2013	Feb. 2014	40 yrs.
Office facility in Warsaw, Poland	58,446	—	112,676	—	(12,149)	—	100,527	100,527	17,100	2008	Mar. 2014	40 yrs.
Industrial facility in Columbus, GA	4,390	448	5,841	—	—	448	5,841	6,289	1,419	1995	Apr. 2014	30 yrs.
Office facility in Farmington Hills, MI	6,631	2,251	3,390	672	47	2,251	4,109	6,360	987	2001	May 2014	40 yrs.
Industrial facility in Surprise, AZ	2,054	298	2,347	1,700	—	298	4,047	4,345	848	1998	May 2014	35 yrs.
Industrial facility in Temple, GA	5,940	381	6,469	—	—	381	6,469	6,850	1,468	2007	May 2014	33 yrs.
Land in Houston, TX	1,062	1,675	—	—	—	1,675	—	1,675	—	N/A	May 2014	N/A
Land in Chicago, IL	1,546	3,036	—	—	—	3,036	—	3,036	—	N/A	May 2014	N/A
Warehouse facility in Jonesville, SC	27,637	2,995	14,644	19,389	—	2,995	34,033	37,028	8,205	1997	Jun. 2014	28 yrs.
Office facility in Warstein, Germany	10,816	281	15,671	—	(523)	272	15,157	15,429	2,482	2011	Sep. 2014	40 yrs.
Warehouse facility in Albany, GA	5,758	1,141	5,997	4,690	—	1,141	10,687	11,828	1,681	1977	Oct. 2014	14 yrs.
Office facility in Stavanger, Norway	41,917	8,276	80,475	—	(20,190)	6,442	62,119	68,561	9,703	2012	Oct. 2014	40 yrs.
Office facility in Eagan, MN	9,597	1,189	11,279	—	—	1,189	11,279	12,468	1,862	2013	Nov. 2014	40 yrs.
Office facility in Plymouth, MN	27,165	3,990	30,320	646	—	3,990	30,966	34,956	5,017	1982	Nov. 2014	40 yrs.
Industrial facility in Dallas, TX	1,486	512	1,283	2	—	512	1,285	1,797	366	1990	Nov. 2014	26 yrs.
Industrial facility in Dallas, TX	699	509	340	2	—	509	342	851	168	1990	Nov. 2014	20 yrs.
Industrial facility in Dallas, TX	248	128	204	2	—	128	206	334	83	1990	Nov. 2014	21 yrs.
Industrial facility in Dallas, TX	1,076	360	1,120	1	—	360	1,121	1,481	290	1990	Nov. 2014	29 yrs.
Industrial facility in Fort Worth, TX	1,090	809	671	1	—	809	672	1,481	254	2008	Nov. 2014	30 yrs.
Industrial and warehouse facility in Byron Center, MI	6,994	625	1,005	9,515	—	625	10,520	11,145	1,425	2015	Nov. 2014	40 yrs.

CPA:18 – Global 2020 10-K – 106

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Rotterdam, Netherlands	39,506	2,247	27,150	—	(3,493)	1,604	24,300	25,904	3,711	1960	Dec. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	—	2,246	27,136	—	2,504	2,814	29,072	31,886	4,454	1960	Dec. 2014	40 yrs.
Hotel in Albion, Mauritius	18,407	4,047	54,927	243	447	4,081	55,583	59,664	10,151	2007	Dec. 2014	40 yrs.
Office facility in Eindhoven, Netherlands	58,296	8,736	14,493	78,413	9,478	14,141	96,979	111,120	8,992	2017	Mar. 2015	40 yrs.
Office facility in Plano, TX	21,860	3,180	26,926	—	—	3,180	26,926	30,106	4,008	2001	Apr. 2015	40 yrs.
Hotel in Munich, Germany	51,203	8,497	41,883	42,982	1,330	11,012	83,680	94,692	6,884	2017	May 2015	40 yrs.
Warehouse facility in Plymouth, MN	10,455	2,537	9,731	1,019	—	2,537	10,750	13,287	2,321	1975	May 2015	32 yrs.
Retail facility in Oslo, Norway	58,393	61,607	34,183	854	(11,083)	54,428	31,133	85,561	7,670	1971	May 2015	30 yrs.
Hotel in Hamburg, Germany	18,477	5,719	1,530	21,248	2,113	6,370	24,240	30,610	2,124	2017	Jun. 2015	40 yrs.
Office facility in Jacksonville, FL	10,533	1,688	10,081	—	—	1,687	10,082	11,769	1,572	2001	Jul. 2015	40 yrs.
Office facility in Warrenville, IL	22,462	2,222	25,449	1,239	—	2,222	26,688	28,910	4,139	2001	Sep. 2015	40 yrs.
Office facility in Coralville, IA	34,599	1,937	31,093	5,048	—	1,937	36,141	38,078	4,889	2015	Oct. 2015	40 yrs.
Industrial facility in Michalovce, Slovakia	14,249	1,055	10,808	13,978	2,291	1,502	26,630	28,132	3,315	2006	Oct. 2015	40 yrs.
Hotel in Stuttgart, Germany	16,154	—	25,717	1,175	3,384	—	30,276	30,276	4,340	1965	Dec. 2015	35 yrs.
Industrial facility in Menomonee Falls, WI	13,041	1,680	19,600	—	—	1,680	19,600	21,280	73	1974	Dec. 2015	28 yrs.
Warehouse facility in Iowa City, IA	6,159	913	5,785	—	—	913	5,785	6,698	901	2001	Mar. 2017	40 yrs.
Residential facility in Malaga, Spain	—	3,293	4,044	43,638	656	4,444	47,187	51,631	105	2020	Oct. 2017	40 yrs.
Residential facility in Barcelona, Spain	14,978	7,453	3,574	20,083	3,289	9,313	25,086	34,399	1,144	2019	Mar. 2018	40 yrs.
Residential facility in San Sebastian, Spain	23,690	4,891	8,235	25,012	1,363	5,895	33,606	39,501	417	2020	Jun. 2018	40 yrs.
Residential facility in Barcelona, Spain	23,820	9,492	3,597	20,435	1,441	11,561	23,404	34,965	320	2020	Jun. 2018	40 yrs.
Residential facility in Porto, Portugal	—	5,229	956	22,624	1,409	5,637	24,581	30,218	152	2020	Dec. 2018	35 yrs.
	$867,150	$233,689	$912,508	$339,521	$(45,364)	$235,243	$1,205,111	$1,440,354	$172,319

CPA:18 – Global 2020 10-K – 107

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facility in Columbus, GA	$2,552	$488	$2,947	$—	$270	$3,705	1965	Apr. 2014
Industrial facility in Houston, TX	1,150	—	1,573	—	238	1,811	1973	May 2014
Warehouse facility in Chicago, IL	5,816	—	8,564	1,381	1,472	11,417	1942	May 2014
	$9,518	$488	$13,084	$1,381	$1,980	$16,933

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Operating Real Estate – Residential Facilities
Cardiff, UK	$30,584	$222	$14,136	$—	$31,418	$1,924	$231	$45,831	$1,638	$47,700	$3,108	2018	Jun. 2015	40 yrs.
Portsmouth, UK	48,973	8,096	3,416	—	59,324	3,080	8,435	63,101	2,380	73,916	4,409	2018	Dec. 2015	40 yrs.
Austin, TX	51,140	10,623	3,043	—	65,259	—	10,624	66,981	1,320	78,925	762	2020	Sep. 2018	40 yrs.

Operating Real Estate – Self-Storage Facilities
Kissimmee, FL	6,561	3,306	7,190	—	143	(18)	3,306	7,229	86	10,621	1,499	2005	Jan. 2014	38 yrs.
St. Petersburg, FL	7,030	3,258	7,128	—	167	4	3,258	7,252	47	10,557	1,412	2007	Jan. 2014	40 yrs.
Corpus Christi, TX	2,665	340	3,428	—	369	4	340	3,679	122	4,141	1,038	1998	Jul. 2014	28 yrs.
Kailua-Kona, HI	3,688	1,356	3,699	—	335	13	1,356	3,987	60	5,403	961	1991	Jul. 2014	32 yrs.
Miami, FL	2,968	1,915	1,894	—	203	7	1,915	2,029	75	4,019	483	1986	Aug. 2014	33 yrs.
Palm Desert, CA	6,740	669	8,899	—	77	4	669	8,941	39	9,649	1,562	2006	Aug. 2014	40 yrs.
Columbia, SC	2,989	1,065	2,742	—	237	15	1,065	2,874	120	4,059	820	1988	Sep. 2014	27 - 30 yrs.
Kailua-Kona, HI	3,448	2,263	2,704	—	110	4	2,263	2,754	64	5,081	663	2004	Oct. 2014	32 yrs.
Pompano Beach, FL	2,967	700	3,436	—	816	2	700	4,177	77	4,954	1,111	1992	Oct. 2014	28 yrs.
Jensen Beach, FL	5,476	1,596	5,963	—	254	—	1,596	6,151	66	7,813	1,203	1989	Nov. 2014	37 yrs.
Dickinson, TX	6,331	1,680	7,165	—	188	2	1,680	7,240	115	9,035	1,572	2001	Dec. 2014	35 yrs.
Humble, TX	4,956	341	6,582	—	38	3	341	6,587	36	6,964	1,160	2009	Dec. 2014	39 yrs.
Temecula, CA	6,394	449	8,574	—	27	(6)	449	8,568	27	9,044	1,533	2006	Dec. 2014	37 yrs.
Cumming, GA	2,807	300	3,531	—	117	—	300	3,578	70	3,948	987	1994	Dec. 2014	27 yrs.
Naples, FL	10,516	3,073	10,677	—	1,475	19	3,073	12,005	166	15,244	2,990	1974	Jan. 2015	31 yrs.
Valrico, FL	5,897	695	7,558	—	306	(200)	695	7,636	28	8,359	1,158	2009	Jan. 2015	40 yrs.
Tallahassee, FL	4,894	1,796	4,782	—	190	2	1,796	4,871	103	6,770	1,006	1999	Feb. 2015	24 yrs.
Sebastian, FL	1,897	474	2,031	—	298	—	474	2,262	67	2,803	792	1986	Feb. 2015	20 yrs.
Lady Lake, FL	3,925	522	4,809	—	234	—	522	5,035	8	5,565	851	2010	Feb. 2015	40 yrs.
CPA:18 – Global 2020 10-K – 108

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Panama City Beach, FL	2,607	706	2,864	—	61	5	706	2,892	38	3,636	610	1997	Mar. 2015	36 yrs.
Hesperia, CA	5,966	779	5,504	—	129	—	779	5,567	66	6,412	1,553	2004	Apr. 2015	27 yrs.
Hesperia, CA	2,454	335	1,999	—	98	—	335	2,088	9	2,432	610	2007	Apr. 2015	28 yrs.
Hesperia, CA	3,593	384	3,042	—	216	—	384	3,215	43	3,642	1,124	1985	Apr. 2015	20 yrs.
Highland, CA	4,529	1,056	3,366	—	52	—	1,056	3,400	18	4,474	697	2003	Apr. 2015	36 yrs.
Lancaster, CA	4,499	217	4,355	—	86	—	217	4,390	51	4,658	968	1989	Apr. 2015	31 yrs.
Rialto, CA	6,603	1,905	3,642	—	65	—	1,905	3,676	31	5,612	872	2007	Apr. 2015	30 yrs.
Thousand Palms, CA	6,311	1,115	5,802	—	111	2	1,115	5,884	31	7,030	1,364	2007	Apr. 2015	31 yrs.
Louisville, KY	6,589	2,973	6,056	—	171	—	2,973	6,156	71	9,200	1,490	1998	Apr. 2015	32 yrs.
Lilburn, GA	2,330	1,499	1,658	—	114	—	1,499	1,718	54	3,271	780	1998	Apr. 2015	18 yrs.
Stockbridge GA	1,618	170	1,996	—	210	—	170	2,159	47	2,376	638	2003	Apr. 2015	34 yrs.
Crystal Lake, IL	2,625	811	2,723	—	82	—	811	2,790	15	3,616	754	1977	May 2015	24 yrs.
Las Vegas, NV	6,353	450	8,381	—	163	—	450	8,488	56	8,994	1,408	1996	May 2015	38 yrs.
Panama City Beach, FL	6,136	347	8,233	5	78	1	347	8,272	45	8,664	1,236	2008	May 2015	40 yrs.
Sarasota, FL	5,161	835	6,193	—	149	—	835	6,309	33	7,177	1,036	2003	Jun. 2015	40 yrs.
Sarasota, FL	3,773	465	4,576	—	96	—	465	4,633	39	5,137	741	2001	Jun. 2015	39 yrs.
St. Peters, MO	2,296	199	2,888	—	182	—	199	2,986	84	3,269	552	1991	Jun. 2015	35 yrs.
Leesburg, FL	2,387	731	2,480	—	108	—	731	2,552	36	3,319	749	1988	Jul. 2015	23 yrs.
Palm Bay, FL	7,094	2,179	7,367	—	186	—	2,179	7,481	72	9,732	1,537	2000	Jul. 2015	34 yrs.
Houston, TX	4,588	1,067	4,965	—	606	—	1,067	5,552	19	6,638	1,355	1971	Aug. 2015	27 yrs.
Ithaca, NY	2,271	454	2,211	—	36	—	454	2,239	8	2,701	555	1988	Sep. 2015	26 yrs.
Las Vegas, NV	2,332	783	2,417	—	337	—	783	2,740	14	3,537	966	1984	Sep. 2015	14 yrs.
Las Vegas, NV	2,202	664	2,762	1	604	—	664	3,328	39	4,031	1,049	1987	Sep. 2015	17 yrs.
Hudson, FL	3,227	364	4,188	—	28	—	364	4,191	25	4,580	642	2008	Sep. 2015	40 yrs.
Kissimmee, FL	—	407	8,027	—	83	—	407	8,086	24	8,517	1,111	2015	Oct. 2015	40 yrs.
El Paso, TX	3,694	1,275	3,339	—	229	—	1,275	3,554	14	4,843	609	1983	Oct. 2015	35 yrs.
El Paso, TX	2,535	921	2,764	—	1	—	921	2,764	1	3,686	516	1980	Oct. 2015	35 yrs.
El Paso, TX	3,601	594	4,154	—	29	—	594	4,154	29	4,777	690	1980	Oct. 2015	35 yrs.
El Paso, TX	3,618	594	3,867	—	152	—	594	3,981	38	4,613	692	1986	Oct. 2015	35 yrs.
El Paso, TX	1,424	337	2,024	—	110	—	337	2,124	10	2,471	352	1985	Oct. 2015	35 yrs.
El Paso, TX	3,707	782	3,825	—	32	—	782	3,836	21	4,639	837	1980	Oct. 2015	35 yrs.
Fernandina Beach, FL	7,238	1,785	7,133	—	205	—	1,785	7,256	82	9,123	1,196	1986	Oct. 2015	25 yrs.
Kissimmee, FL	3,432	1,371	3,020	3	148	—	1,371	3,140	31	4,542	787	1981	Oct. 2015	24 yrs.
CPA:18 – Global 2020 10-K – 109

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Houston, TX	2,747	817	3,438	—	80	—	817	3,475	43	4,335	704	1998	Oct. 2015	30 yrs.
Houston, TX	2,946	708	3,778	—	170	—	708	3,848	100	4,656	802	2001	Nov. 2015	30 yrs.
Greensboro, NC	4,032	716	4,108	—	1,268	89	716	5,432	33	6,181	1,333	1953	Dec. 2015	20 yrs.
Portland, OR	6,342	897	8,831	—	155	(6)	897	8,922	58	9,877	1,164	2000	Dec. 2015	40 yrs.
Kissimmee, FL	3,770	1,094	4,298	—	63	—	1,094	4,336	25	5,455	858	2000	Jan. 2016	32 yrs.
Avondale, LA	3,415	808	4,245	—	4	(11)	808	4,234	4	5,046	636	2008	Jan. 2016	40 yrs.
Gilroy, California	5,673	2,704	7,451	—	76	—	2,704	7,485	42	10,231	1,399	1999	Feb. 2016	35 yrs.
Washington, D.C.	6,771	3,185	8,177	—	27	—	3,185	8,203	1	11,389	1,161	1962	Apr. 2016	34 yrs.
Milford, MA	5,456	751	6,290	—	2	—	751	6,290	2	7,043	946	2003	Apr. 2016	37 yrs.
Millsboro, DE	5,700	807	5,152	—	19	—	807	5,160	11	5,978	809	2001	Apr. 2016	35 yrs.
New Castle, DE	4,565	994	5,673	—	30	—	994	5,681	22	6,697	754	2005	Apr. 2016	38 yrs.
Rehoboth, DE	8,470	1,229	9,945	—	12	—	1,229	9,952	5	11,186	1,455	1999	Apr. 2016	38 yrs.
Chicago, IL	1,878	796	2,112	—	97	—	796	2,170	39	3,005	392	1990	Nov. 2016	25 yrs.
	$411,404	$88,799	$334,706	$9	$168,545	$4,939	$89,148	$499,557	$8,293	$596,998	$73,569
___________
(a)Consists of the cost of improvements subsequent to purchase and acquisition costs, including construction costs on development project transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.
(b)The increase (decrease) in net investment was primarily due to (i) changes in foreign currency exchange rates, (ii) the amortization of unearned income from net investments in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (iii) reclassifications from net investments in direct financing leases to real estate subject to operating leases, and (iv) allowance for credit losses.
(c)Excludes (i) gross lease intangible assets of $255.7 million and the related accumulated amortization of $157.3 million, (ii) gross lease intangible liabilities of $14.8 million and the related accumulated amortization of $7.8 million, and (iii) real estate under construction of $180.1 million.
(d)A reconciliation of real estate and accumulated depreciation follows:

CPA:18 – Global 2020 10-K – 110

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$1,200,645	$1,210,776	$1,263,172
Reclassification from real estate under construction	157,996	58	26,192
Foreign currency translation adjustment	62,373	(11,893)	(42,168)
Reclassification from Net investments in direct financing leases	21,280	—	—
Dispositions	(3,391)	(29,974)	(36,595)
Capital improvements	1,451	892	175
Reclassification from operating real estate	—	30,786	—
Ending balance	$1,440,354	$1,200,645	$1,210,776

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$135,922	$112,061	$87,886
Depreciation expense	30,449	29,339	29,787
Foreign currency translation adjustment	6,889	(924)	(3,089)
Dispositions	(941)	(4,554)	(2,523)
Ending balance	$172,319	$135,922	$112,061

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$512,485	$503,149	$566,489
Reclassification from real estate under construction	78,927	34,886	113,061
Foreign currency translation adjustment	3,966	3,014	(2,518)
Capital improvements	1,620	2,270	5,343
Reclassification to real estate	—	(30,786)	—
Dispositions	—	(48)	(152,948)
Reclassification to held for sale	—	—	(26,278)
Ending balance	$596,998	$512,485	$503,149

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$57,237	$41,969	$43,786
Depreciation expense	16,013	15,163	16,864
Foreign currency translation adjustment	319	127	(2)
Dispositions	—	(22)	(16,009)
Reclassification to held for sale	—	—	(2,670)
Ending balance	$73,569	$57,237	$41,969

As of December 31, 2020, the aggregate cost of real estate we and our consolidated subsidiaries own for federal income tax purposes was $2.4 billion.
CPA:18 – Global 2020 10-K – 111

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2020
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Financing agreement — Cipriani	10.0%	Jul. 2024	$28,000	$28,000

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$28,000	$63,954	$66,500
Collection of principal (a)	—	(35,954)	(2,546)
Ending balance	$28,000	$28,000	$63,954

__________
(a)On April 9, 2019, we received full repayment totaling $36.0 million on the Mills Fleet mezzanine loan (Note 5).

CPA:18 – Global 2020 10-K – 112

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2020 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

CPA:18 – Global 2020 10-K – 113

Item 9B. Other Information.

None.

CPA:18 – Global 2020 10-K – 114

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CPA:18 – Global 2020 10-K – 115

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.
CPA:18 – Global 2020 10-K – 116

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 filed March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Form 8-A filed June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Form S-3D filed May 4, 2015

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed February 28, 2020

10.1	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey Inc.’s Annual Report on Form 10-K filed March 2, 2015

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed June 20, 2013

10.5	First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.21 to W. P. Carey Inc.’s Annual Report on Form 10-K filed February 23, 2018 (File No. 001-13779)

10.6	Second Amendment to Amended and Restated Advisory Agreement, dated as of May 11, 2020, among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 11, 2020

10.7	Loan Agreement, dated as of July 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 22, 2020

10.8	Promissory Note, made as of July 16, 2020, by CPA:18 Limited Partnership, as Borrower	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 22, 2020

10.9	Payment Guaranty, made as of July 16, 2020, by Corporate Property Associates 18 – Global Incorporated, as Guarantor, in favor of W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 22, 2020
CPA:18 – Global 2020 10-K – 117

Exhibit No.	Description	Method of Filing
10.10	First Amendment to Loan Agreement, dated as of December 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 22, 2020

10.11	First Amendment to Payment Guaranty, made as of December 16, 2020, by Corporate Property Associates 18 – Global Incorporated, as Guarantor, in favor of W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 22, 2020

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CPA:18 – Global 2020 10-K – 118

Item 16. Form 10-K Summary.

None.

CPA:18 – Global 2020 10-K – 119

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	February 25, 2021
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	February 25, 2021
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer	February 25, 2021
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 25, 2021
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Arjun Mahalingam	Chief Accounting Officer	February 25, 2021
Arjun Mahalingam	(Principal Accounting Officer)

/s/ Elizabeth P. Munson	Chairman of the Board and Director	February 25, 2021
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	February 25, 2021
Richard J. Pinola

CPA:18 – Global 2020 10-K – 120

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 filed March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Form 8-A filed June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Form S-3D filed May 4, 2015

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed February 28, 2020

10.1	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey Inc.’s Annual Report on Form 10-K filed March 2, 2015

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed June 20, 2013

10.5	First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.21 to W. P. Carey Inc.’s Annual Report on Form 10-K filed February 23, 2018 (File No. 001-13779)

10.6	Second Amendment to Amended and Restated Advisory Agreement, dated as of May 11, 2020, among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 11, 2020

10.7	Loan Agreement, dated as of July 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 22, 2020

10.8	Promissory Note, made as of July 16, 2020, by CPA:18 Limited Partnership, as Borrower	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 22, 2020

Exhibit No.	Description	Method of Filing
10.9	Payment Guaranty, made as of July 16, 2020, by Corporate Property Associates 18 – Global Incorporated, as Guarantor, in favor of W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 22, 2020

10.10	First Amendment to Loan Agreement, dated as of December 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 22, 2020

10.11	First Amendment to Payment Guaranty, made as of December 16, 2020, by Corporate Property Associates 18 – Global Incorporated, as Guarantor, in favor of W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 22, 2020

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith