Form 10-Q
period 2021-03-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2021-05-10
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Registrant has 119,999,176 shares of Class A common stock, $0.001 par value, and 32,142,646 shares of Class C common stock, $0.001 par value, outstanding at May 5, 2021.

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

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to the effects of pandemics and global outbreaks of contagious diseases (such as the current COVID-19 pandemic) or the fear of such outbreaks, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021 (the “2020 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the condensed consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).
CPA:18 – Global 3/31/2021 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,407,220	$1,440,354
Operating real estate — Land, buildings and improvements	598,173	596,998
Real estate under construction	215,128	180,055
Net investments in direct financing leases	16,919	16,933
In-place lease and other intangible assets	288,284	293,075
Investments in real estate	2,525,724	2,527,415
Accumulated depreciation and amortization	(415,006)	(403,171)
Net investments in real estate	2,110,718	2,124,244
Cash and cash equivalents	59,788	62,346
Accounts receivable and other assets, net	144,265	172,328
Total assets (a)	$2,314,771	$2,358,918
Liabilities and Equity
Non-recourse secured debt, net	$1,330,282	$1,310,378
Accounts payable, accrued expenses and other liabilities	140,400	155,259
Due to affiliates	8,421	31,283
Distributions payable	9,470	9,447
Total liabilities (a)	1,488,573	1,506,367
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 119,506,430 and 119,059,188 shares, respectively, issued and outstanding	119	119
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 32,015,750 and 32,096,796 shares, respectively, issued and outstanding	32	32
Additional paid-in capital	1,334,370	1,331,278
Distributions and accumulated losses	(523,818)	(514,859)
Accumulated other comprehensive loss	(37,399)	(19,930)
Total stockholders’ equity	773,304	796,640
Noncontrolling interests	52,894	55,911
Total equity	826,198	852,551
Total liabilities and equity	$2,314,771	$2,358,918
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 3/31/2021 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Lease revenues — net-leased	$28,723	$22,361
Lease revenues — operating real estate	19,347	17,943
Other operating and interest income	299	2,576
	48,369	42,880
Operating Expenses
Depreciation and amortization	16,996	14,530
Operating real estate expenses	7,147	6,724
Property expenses, excluding reimbursable tenant costs	4,695	5,084
Reimbursable tenant costs	3,543	3,128
General and administrative	1,895	1,897
Allowance for credit losses	—	4,865
	34,276	36,228
Other Income and Expenses
Interest expense	(11,747)	(10,489)
Other gains and (losses)	(969)	(2,072)
Equity in losses of equity method investment in real estate	—	(54)
	(12,716)	(12,615)
Income (loss) before income taxes	1,377	(5,963)
Benefit from income taxes	1,101	394
Net Income (Loss)	2,478	(5,569)
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,539 and $1,916, respectively)	(1,967)	(2,611)
Net Income (Loss) Attributable to CPA:18 – Global	$511	$(8,180)
Class A Common Stock
Net income (loss) attributable to CPA:18 – Global	$403	$(6,398)
Basic and diluted weighted-average shares outstanding	119,516,815	117,968,262
Basic and diluted earnings (loss) per share	$—	$(0.05)
Class C Common Stock
Net income (loss) attributable to CPA:18 – Global	$108	$(1,782)
Basic and diluted weighted-average shares outstanding	32,187,435	32,445,640
Basic and diluted earnings (loss) per share	$—	$(0.05)

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 3/31/2021 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net Income (Loss)	$2,478	$(5,569)
Other Comprehensive Loss
Foreign currency translation adjustments	(20,158)	(24,082)
Unrealized gain (loss) on derivative instruments	1,377	(1,823)
	(18,781)	(25,905)
Comprehensive Loss	(16,303)	(31,474)

Amounts Attributable to Noncontrolling Interests
Net income	(1,967)	(2,611)
Foreign currency translation adjustments	1,314	2,525
Unrealized (gain) loss on derivative instruments	(2)	3
Comprehensive income attributable to noncontrolling interests	(655)	(83)
Comprehensive Loss Attributable to CPA:18 – Global	$(16,958)	$(31,557)

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2021 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts) share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2021	119,059,188	$119	32,096,796	$32	$1,331,278	$(514,859)	$(19,930)	$796,640	$55,911	$852,551
Shares issued	384,998	—	132,641	—	4,425			4,425		4,425
Shares issued to affiliate	361,448	—			3,092			3,092		3,092
Distributions to noncontrolling interests								—	(3,672)	(3,672)
Distributions declared ($0.0625 per share to Class A and Class C)						(9,470)		(9,470)		(9,470)
Net income						511		511	1,967	2,478
Other comprehensive loss:
Foreign currency translation adjustments							(18,844)	(18,844)	(1,314)	(20,158)
Unrealized gain on derivative instruments							1,375	1,375	2	1,377
Repurchase of shares	(299,204)	—	(213,687)	—	(4,425)			(4,425)		(4,425)
Balance at March 31, 2021	119,506,430	$119	32,015,750	$32	$1,334,370	$(523,818)	$(37,399)	$773,304	$52,894	$826,198

Balance at January 1, 2020	117,179,578	$117	32,238,513	$32	$1,319,584	$(470,326)	$(56,535)	$792,872	$58,799	$851,671
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses						(6,903)		(6,903)		(6,903)
Shares issued	966,298	1	290,887	—	10,938			10,939		10,939
Shares issued to affiliate	169,045	—			1,481			1,481		1,481
Contributions from noncontrolling interests								—	595	595
Distributions to noncontrolling interests								—	(3,355)	(3,355)
Distributions declared ($0.1563 and $0.1382 per share to Class A and Class C, respectively)						(22,844)		(22,844)		(22,844)
Net (loss) income						(8,180)		(8,180)	2,611	(5,569)
Other comprehensive loss:
Foreign currency translation adjustments							(21,557)	(21,557)	(2,525)	(24,082)
Unrealized loss on derivative instruments							(1,820)	(1,820)	(3)	(1,823)
Repurchase of shares	(687,491)	(1)	(265,789)	—	(8,176)			(8,177)		(8,177)
Balance at March 31, 2020	117,627,430	$117	32,263,611	$32	$1,323,827	$(508,253)	$(79,912)	$735,811	$56,122	$791,933

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 3/31/2021 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$16,652	$22,808
Cash Flows — Investing Activities
Funding for development projects	(46,225)	(38,086)
Payment of deferred acquisition fees to an affiliate	(1,658)	(1,488)
Other investing activities, net	(1,538)	—
Value added taxes paid in connection with construction funding	(947)	(3,641)
Capital expenditures on real estate	(814)	(3,057)
Value added taxes refunded in connection with construction funding	747	325
Return of capital from equity investment	—	1,134
Capital contributions to equity investment	—	(345)
Net Cash Used in Investing Activities	(50,435)	(45,158)
Cash Flows — Financing Activities
Proceeds from mortgage financing	40,214	25,126
Repayment of notes payable to affiliate	(21,050)	—
Distributions paid	(9,447)	(22,745)
Proceeds from issuance of shares	4,427	10,426
Repurchase of shares	(4,425)	(8,177)
Distributions to noncontrolling interests	(3,672)	(3,355)
Scheduled payments and prepayments of mortgage principal	(3,194)	(7,529)
Other financing activities, net	(1,322)	(99)
Contributions from noncontrolling interests	—	595
Net Cash Provided by (Used in) Financing Activities	1,531	(5,758)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(849)	(3,388)
Net decrease in cash and cash equivalents and restricted cash	(33,101)	(31,496)
Cash and cash equivalents and restricted cash, beginning of period	119,713	163,398
Cash and cash equivalents and restricted cash, end of period	$86,612	$131,902

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 3/31/2021 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (the “Operating Partnership”), and as of March 31, 2021 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

As of March 31, 2021, our net lease portfolio was comprised of full or partial ownership interests in 50 properties, substantially all of which were fully-occupied and triple-net leased to 65 tenants totaling 10.1 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 65 self-storage properties, seven student housing development projects (six of which will become subject to net lease agreements upon their completion) and three student housing operating properties, totaling approximately 5.3 million square feet.

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is comprised of our investments in student housing properties. In addition, we have an All Other category that is comprised of our notes receivable investment. Our reportable business segments and All Other category are the same as our reporting units (Note 12).

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our offering. In addition, from inception through March 31, 2021, $210.7 million and $60.4 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”).

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

CPA:18 – Global 3/31/2021 10-Q – 7

Notes to Condensed Consolidated Financial Statements (Unaudited)
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, which are included in the 2020 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2020 Annual Report.

As of March 31, 2021 and December 31, 2020, we considered 14 and 15 entities to be VIEs, respectively, all of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the condensed consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Real estate — Land, buildings and improvements	$369,246	$427,129
Operating real estate — Land, buildings and improvements	78,927	78,927
Real estate under construction	213,971	179,162
In-place lease intangible assets	103,922	106,703
Accumulated depreciation and amortization	(100,146)	(98,433)
Total assets	695,362	729,611

Non-recourse secured debt, net	$339,203	$331,113
Total liabilities	391,887	390,882

Foreign Currencies

We are subject to fluctuations in exchange rates between foreign currencies and the U.S. dollar (primarily the euro and the Norwegian krone and, to a lesser extent, the British pound sterling). The following table reflects the end-of-period rate of the U.S. dollar in relation to foreign currencies:

	March 31, 2021	December 31, 2020	Percent Change
British Pound Sterling	$1.3760	$1.3649	0.8%
Euro	1.1725	1.2271	(4.4)%
Norwegian Krone	0.1173	0.1172	0.1%

CPA:18 – Global 3/31/2021 10-Q – 8

Notes to Condensed Consolidated Financial Statements (Unaudited)
Revenue Recognition

Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectibility is assessed for each tenant receivable using various criteria including credit ratings, guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectibility of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the three months ended March 31, 2021, we did not recognize $3.5 million of uncollected rent within lease revenues due to the adverse impact of the COVID-19 pandemic. During the three months ended March 31, 2020, we wrote off $7.0 million in straight-line rent receivables based on our assessment of less than a 75% likelihood of collecting all remaining contractual rent on certain net lease hotels.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$59,788	$62,346
Restricted cash (a)	26,824	57,367
Total cash and cash equivalents and restricted cash	$86,612	$119,713
__________
(a)Restricted cash is included within Accounts receivable and other assets, net on our condensed consolidated balance sheets. The amount as of December 31, 2020 included $30.4 million of net proceeds held in escrow relating to the disposition of our equity method investment in real estate (Note 4). These funds were released from escrow in February 2021.

Deferred Income Taxes

Our deferred tax liabilities were $47.7 million and $50.2 million at March 31, 2021 and December 31, 2020, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements. Our deferred tax assets, net of valuation allowances, was $2.3 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively, and are included in Accounts receivable and other assets, net in the condensed consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, as discussed in detail in the 2020 Annual Report.

We have an unsecured revolving line of credit with WPC with a borrowing capacity of $50.0 million and a scheduled maturity date of March 31, 2022. The line of credit bears an interest rate equal to London Interbank Offered Rate (“LIBOR”) plus 1.05%, which is the rate that WPC can borrow funds under its senior credit facility (including an annual facility fee of 0.20%). In February 2021, we repaid in full the $21.1 million outstanding balance on the line of credit, including accrued interest, which was the amount outstanding at December 31, 2020. As of March 31, 2021, we have no amounts drawn on the line of credit.

In May 2021, we borrowed a net amount of $15.0 million on the line of credit with WPC (Note 13).

Jointly Owned Investments

As of both March 31, 2021 and December 31, 2020, we owned interests ranging from 50% to 99% in 18 jointly owned investments, with the remaining interests held by WPC (four investments) or by third parties. Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures.

CPA:18 – Global 3/31/2021 10-Q – 9

Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Transactions with our Affiliates

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements, as discussed in the 2020 Annual Report (in thousands):

	Three Months Ended March 31,
	2021	2020
Amounts Included in the Condensed Consolidated Statements of Operations
Asset management fees	$3,138	$3,002
Available Cash Distributions	1,539	1,916
Personnel and overhead reimbursements	630	725
Interest expense on deferred acquisition fees and external joint-venture loans	257	123
	$5,564	$5,766
Acquisition Fees Capitalized
Capitalized personnel and overhead reimbursements	$20	$70
Current acquisition fees	—	110
Deferred acquisition fees	—	88
	$20	$268

The following table presents a summary of amounts included in Due to affiliates in the condensed consolidated financial statements (in thousands):

	March 31, 2021	December 31, 2020
Due to Affiliates
External joint-venture loans, accounts payable, and other (a)	$7,087	$6,940
Asset management fees payable	1,129	1,328
Acquisition fees, including accrued interest	205	1,871
Loan from WPC, including accrued interest	—	21,144
	$8,421	$31,283
___________
(a)Includes loans from our joint-venture partners to the jointly owned investments that we consolidate. As of March 31, 2021 and December 31, 2020, loans due to our joint-venture partners, including accrued interest, were $5.4 million and $5.3 million, respectively.

Asset Management Fees

For any portion of asset management fees our Advisor receives in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $8.91 as of December 31, 2020. From January 1, 2020 through March 31, 2020, at our option our Advisor received 50% of the asset management fees in shares of our Class A common stock and 50% in cash. Effective April 1, 2020, at our option our Advisor receives all of its asset management fees in shares of our Class A common stock. As of March 31, 2021, our Advisor owned 7,267,360 shares of our Class A common stock, or 4.8% of our total Class A and Class C shares outstanding. Asset management fees are included in Property expenses, excluding reimbursable tenant costs in the condensed consolidated financial statements.

CPA:18 – Global 3/31/2021 10-Q – 10

Notes to Condensed Consolidated Financial Statements (Unaudited)
Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The preferred return was achieved as of the periods ended March 31, 2021 and December 31, 2020. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the condensed consolidated financial statements and bear interest at an annual rate of 2.0%.

Effective January 1, 2020, the Advisor has waived its right to disposition fees with respect to sales and dispositions of single investments and portfolios of investments. The Advisor may still be entitled to disposition fees in connection with a transaction or series of transactions related to a merger, liquidation, or other event, at the discretion of our board of directors.

Personnel and Overhead Reimbursements

Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% of our pro rata total revenues for each of 2021 and 2020. Our Advisor allocates overhead expenses to us based upon the percentage of the Advisor’s full-time employee equivalents that are attributable to us, to be reviewed annually by us and the Advisor. In general, personnel and overhead reimbursements are included in General and administrative expenses in the condensed consolidated financial statements.

Available Cash Distributions

WPC’s interest in the Operating Partnership entitles it to receive distributions of up to 10.0% of the available cash generated by the Operating Partnership (the “Available Cash Distribution”), which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Available Cash Distributions are included in Net income attributable to noncontrolling interests in the condensed consolidated financial statements.

Loan with Affiliate

In August 2020, we entered into a facility agreement with one of our joint-venture student housing partners, Crown Students Limited Liability Partnership (“Crown”), to provide a loan of $1.5 million (based on the exchange rate of the British pound sterling on the date of the loan). Interest accrues at a fixed annual rate of 8.0% and is payable on the loan’s scheduled maturity date of December 31, 2021. The loan is collateralized by Crown’s equity interests in three jointly owned student housing investments located in the United Kingdom. The loan is included in Accounts receivable and other assets, net in the condensed consolidated balance sheets. During the three months ended March 31, 2021, we recognized less than $0.1 million in interest income from this loan, which is included in Other gains and (losses) in our condensed consolidated statements of operations.

Note 4. Real Estate, Operating Real Estate, and Real Estate Under Construction

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Land	$232,064	$235,243
Buildings and improvements	1,175,156	1,205,111
Less: Accumulated depreciation	(177,803)	(172,319)
	$1,229,417	$1,268,035

The carrying value of our Real Estate — Land, buildings and improvements decreased by $30.5 million from December 31, 2020 to March 31, 2021, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our real estate was $8.9 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively.

CPA:18 – Global 3/31/2021 10-Q – 11

Notes to Condensed Consolidated Financial Statements (Unaudited)
Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage and student housing properties (not subject to net lease agreements), is summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Land	$89,218	$89,148
Buildings and improvements	508,955	507,850
Less: Accumulated depreciation	(77,956)	(73,569)
	$520,217	$523,429

The carrying value of our Operating real estate — land, buildings and improvements increased by $0.9 million from December 31, 2020 to March 31, 2021, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our operating real estate was $4.3 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease revenues — net-leased
Lease income — fixed (a)	$23,972	$17,622
Lease income — variable (b)	4,381	3,785
Total operating lease income (c)	$28,353	$21,407

Lease revenues — operating real estate
Lease income — fixed	$18,808	$17,302
Lease income — variable (d)	539	641
Total operating lease income	$19,347	$17,943
___________
(a)For the three months ended March 31, 2021, we did not recognize $3.5 million of uncollected rent (primarily relating to certain net lease hotels impacted by the COVID-19 pandemic). Amount for the three months ended March 31, 2020 includes a $7.0 million write-off of straight-line rent receivables based on our assessment of less than a 75% likelihood of collecting all remaining contractual rent on certain net lease hotels (Note 2).
(b)Includes (i) rent increases based on changes in the Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
(c)Excludes interest income from direct financing leases of $0.4 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively (Note 5). Interest income from direct financing leases is included in Lease revenues — net-leased in the condensed consolidated statements of operations.
(d)Primarily comprised of late fees and administrative fees revenues.

CPA:18 – Global 3/31/2021 10-Q – 12

Notes to Condensed Consolidated Financial Statements (Unaudited)
Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Three Months Ended March 31, 2021
Beginning balance	$180,055
Capitalized funds	39,901
Foreign currency translation adjustments	(6,333)
Capitalized interest	1,505
Ending balance	$215,128

Capitalized Funds

During the three months ended March 31, 2021, total capitalized funds primarily related to construction draws for our student housing development projects, and includes $16.7 million of accrued costs, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes interest incurred during construction as well as amortization of the mortgage discount and deferred financing costs, which totaled $1.5 million during the three months ended March 31, 2021, and is a non-cash investing activity.

Ending Balance

As of March 31, 2021, we had seven ongoing student housing development projects, and aggregate unfunded commitments of approximately $126.2 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees.

Equity Investment in Real Estate

On December 23, 2020 we sold our 100% interest in an unconsolidated investment in our Self Storage segment that related to a joint venture for three self-storage facilities in Canada. This entity was jointly owned with a third party, which was also the general partner of the joint venture. As of both March 31, 2021 and December 31, 2020, we no longer have any equity method investments.

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

Notes Receivable

As of March 31, 2021, our notes receivable was comprised of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York, with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. Interest-only payments at a rate of 10% per annum are due through its maturity date. As of both March 31, 2021 and December 31, 2020, the balance for this note receivable remained $28.0 million. On July 28, 2020, we were notified that the borrower had defaulted on the mortgage loan senior to our mezzanine tranche, and since that date through March 31, 2021 we have received $1.9 million from the borrower, which is recognized as a liability within Accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets. We are currently evaluating our rights and options in connection with the senior loan default and therefore have not recognized these amounts within interest income.

Interest income recognized from our notes receivable was $0.7 million for the three months ended March 31, 2020, and is included in Other operating and interest income in our condensed consolidated statements of operations.

CPA:18 – Global 3/31/2021 10-Q – 13

Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Lease payments receivable	$13,982	$14,325
Unguaranteed residual value	15,559	15,559
	29,541	29,884
Less: unearned income	(12,137)	(12,466)
Less: allowance for credit losses	(485)	(485)
	$16,919	$16,933

Interest income from direct financing leases was $0.4 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, and is included in Lease revenues — net-leased in our condensed consolidated statements of operations.

During the three months ended March 31, 2020, we recorded an allowance for credit losses of $4.9 million due to changes in expected economic conditions for a net investment in a direct financing lease, which was included in Allowance for credit losses in our condensed consolidated statements of operations. This allowance for credit losses was fully reversed during the fourth quarter of 2020 when the tenant emerged from bankruptcy and the investment was reclassified as an operating lease, and is therefore not reflected in the table above. We did not record an additional allowance for credit losses during the three months ended March 31, 2021.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. As of both March 31, 2021 and December 31, 2020, we had no significant finance receivable balances that were past due; however, we have an allowance for credit losses. Additionally, there were no material modifications of finance receivables during the three months ended March 31, 2021.

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

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
1 – 3	3	3	$16,919	$16,933
4	1	1	28,000	28,000
5	—	—	—	—
	0		$44,919	$44,933

Note 6. Intangible Assets and Liabilities

In-place lease and above-market rent intangibles are included in In-place lease and other intangible assets in the condensed consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

Goodwill is included in our Net Lease segment and included in Accounts receivable and other assets, net in the condensed consolidated financial statements. As a result of foreign currency translation adjustments, goodwill decreased from $27.3 million as of December 31, 2020 to $26.9 million as of March 31, 2021.

CPA:18 – Global 3/31/2021 10-Q – 14

Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible assets and liabilities are summarized as follows (in thousands):

		March 31, 2021			December 31, 2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	6 – 23	$241,788	$(153,555)	$88,233	$244,963	$(151,613)	$93,350
Above-market rent	7 – 30	10,521	(5,692)	4,829	10,773	(5,670)	5,103
		252,309	(159,247)	93,062	255,736	(157,283)	98,453
Indefinite-Lived Intangible Assets
Goodwill		26,869	—	26,869	27,259	—	27,259
Total intangible assets		$279,178	$(159,247)	$119,931	$282,995	$(157,283)	$125,712

Finite-Lived Intangible Liabilities
Below-market rent	6 – 30	$(14,707)	$7,972	$(6,735)	$(14,776)	$7,755	$(7,021)
Total intangible liabilities		$(14,707)	$7,972	$(6,735)	$(14,776)	$7,755	$(7,021)

Net amortization of intangibles, including the effect of foreign currency translation, was $3.6 million and $3.5 million for the three months ended March 31, 2021 and 2020. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to rental income; and amortization of in-place lease intangibles is included in Depreciation and amortization on our condensed consolidated statements of operations.

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

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Accounts receivable and other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the condensed consolidated financial statements, are comprised of interest rate swaps, interest rate caps, and foreign currency collars (Note 8).

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

CPA:18 – Global 3/31/2021 10-Q – 15

Notes to Condensed Consolidated Financial Statements (Unaudited)
We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2021 and 2020. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our condensed consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse secured debt, net (a) (b)	3	$1,330,282	$1,346,871	$1,310,378	$1,329,482
Notes receivable (c)	3	28,000	28,000	28,000	28,000
___________
(a)As of March 31, 2021 and December 31, 2020, the carrying value of Non-recourse secured debt, net includes unamortized deferred financing costs of $7.2 million and $6.9 million, respectively, and unamortized premium, net of $2.8 million and $2.5 million, respectively (Note 9).
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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both March 31, 2021 and December 31, 2020.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2020 Annual Report. At both March 31, 2021 and December 31, 2020, no cash collateral had been posted or received for any of our derivative positions.

CPA:18 – Global 3/31/2021 10-Q – 16

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Foreign currency collars	Accounts receivable and other assets, net	$692	$440	$—	$—
Interest rate caps	Accounts receivable and other assets, net	43	21	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,394)	(3,350)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(5)	(198)
		735	461	(2,399)	(3,548)
Derivatives Not Designated as Hedging Instruments
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(21)	(28)
		—	—	(21)	(28)
Total derivatives		$735	$461	$(2,420)	$(3,576)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

	Amount of Income (Loss) Recognized on Derivatives in Other Comprehensive Loss
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020
Interest rate swaps	$956	$(2,617)
Foreign currency collars	445	1,140
Interest rate caps	(24)	(139)
Foreign currency forward contracts	—	(207)
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	—	149
Total	$1,377	$(1,674)
___________
(a)The changes in fair value and the settlement of these contracts were reported in the foreign currency translation adjustment section of Other comprehensive loss.

		Amount of (Loss) Gain on Derivatives Reclassified from Other Comprehensive Loss into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2021	2020
Interest rate swaps	Interest expense	$(499)	$(179)
Interest rate caps	Interest expense	(28)	(17)
Foreign currency collars	Other gains and (losses)	1	119
Foreign currency forward contracts	Other gains and (losses)	—	278
Total		$(526)	$201

CPA:18 – Global 3/31/2021 10-Q – 17

Notes to Condensed Consolidated Financial Statements (Unaudited)
Amounts reported in Other comprehensive loss related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of March 31, 2021, we estimated that an additional $1.2 million and $0.4 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

		Amount of Gain on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2021	2020
Foreign currency collars	Other gains and (losses)	$45	$81
Interest rate swap	Interest expense	6	8
Foreign currency forward contracts	Other gains and (losses)	—	7
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	499	179
Total		$550	$275

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of March 31, 2021 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2021 (a)
Interest rate swaps	9	93,139	USD	$(2,394)
Interest rate caps	4	54,852	EUR	37
Interest rate caps	2	59,000	GBP	6
Derivatives Not Designated as Hedging Instruments
Interest rate swap (b)	1	8,702	EUR	(21)
				$(2,372)
___________
(a)Fair value amount is based on the exchange rate of the respective currencies as of March 31, 2021, as applicable.
(b)This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

CPA:18 – Global 3/31/2021 10-Q – 18

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations as of March 31, 2021 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2021
Designated as Cash Flow Hedging Instruments
Foreign currency collars	12	8,750	EUR	$599
Foreign currency collars	9	14,000	NOK	88
				$687

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2021. At March 31, 2021, our total credit exposure was $0.6 million and the maximum exposure to any single counterparty was $0.4 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of March 31, 2021, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.6 million and $3.7 million as of March 31, 2021 and December 31, 2020, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of March 31, 2021 or December 31, 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.6 million and $3.8 million, respectively.

Note 9. Non-Recourse Secured Debt, Net

Non-recourse secured debt, net is collateralized by the assignment of real estate properties. As of March 31, 2021, the weighted-average interest rate for our total non-recourse secured debt was 3.6% (fixed-rate and variable-rate non-recourse secured debt were 3.8% and 3.1%, respectively), with maturity dates ranging from May 2021 to April 2039. In May 2021, we repaid $39.7 million of non-recourse mortgage loans at maturity (Note 13).

Financing Activity During 2021

During the three months ended March 31, 2021, we obtained a non-recourse mortgage loan of $27.3 million in connection with a net lease student housing property in Malaga, Spain. The loan bears a variable interest rate equal to Euro Interbank Offering Rate (“EURIBOR”) plus 2.5% and is scheduled to mature on December 31, 2023.

CPA:18 – Global 3/31/2021 10-Q – 19

Notes to Condensed Consolidated Financial Statements (Unaudited)
Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2021, each of the next four calendar years following December 31, 2021, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2021 (remainder)	$169,581
2022	204,996
2023	328,395
2024	206,128
2025	326,787
Thereafter through 2039	98,785
Total principal payments	1,334,672
Unamortized deferred financing costs	(7,225)
Unamortized premium, net	2,835
Total	$1,330,282

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2021.

The carrying value of our Non-recourse secured debt, net decreased by $17.2 million in the aggregate from December 31, 2020 to March 31, 2021, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Covenants

Our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. Our compliance with such covenants depends on many factors that could be impacted by current or future economic conditions, including the adverse impact of the COVID-19 pandemic. Other than the breaches discussed below, we were in compliance with our covenants at March 31, 2021.

As of March 31, 2021, we were in breach of a tenant payment covenant on two of our non-recourse mortgage loans (principal balance of $65.3 million as of that date) encumbering properties leased to a tenant in the hotel industry. As a result of the breach, the lender has the right to declare a “cash trap” in which any surplus cash in our rent account would be transferred to a reserve account with the lender. We have notified the lender that the tenant occupying the encumbered properties is under financial distress due to the COVID-19 pandemic and is currently not making rental payments. As of March 31, 2021, the lender has declared a cash trap on both of these loans. As the tenant is not currently making rental payments, no surplus cash is available to transfer to the reserve account with the lender.

As of March 31, 2021, we were in breach of a loan-to-value covenant on one of our non-recourse mortgage loans (principal balance of $55.9 million as of that date) encumbering one of our net-leased properties. As a result of the breach, the lender has the right to declare a “cash trap” in which any surplus cash in our rent account would be transferred to a reserve account with the lender. To remedy this default, we are required to repay $1.1 million of the principal of the mortgage (based on the exchange rate of the euro as of March 31, 2021). As of the date of this Report, the required amount has not been paid (we are currently in negotiations with the lender) and the lender has not declared a cash trap but has the right to do so until we cure the breach.

As of March 31, 2021, we were in breach of a tenant occupancy covenant on one of our non-recourse mortgage loans (principal balance of $6.9 million as of that date) encumbering two properties net-leased to the same tenant. As a result of the breach, the lender has declared a “cash trap” for rents paid to be transferred to a reserve account with the lender. Although the tenant is current on rent, they are not currently occupying the property.

CPA:18 – Global 3/31/2021 10-Q – 20

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10. Commitments and Contingencies

As of March 31, 2021, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our condensed consolidated financial statements of operations or results of operations.

See Note 4 for unfunded construction commitments.

Note 11. Earnings (Loss) Per Share and Equity

Basic and Diluted Earnings (Loss) Per Share

The following table presents earnings (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021			2020
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Loss Per Share
Class A common stock	119,516,815	$403	$—	117,968,262	$(6,398)	$(0.05)
Class C common stock	32,187,435	108	—	32,445,640	(1,782)	(0.05)
Net income (loss) attributable to CPA:18 – Global		$511			$(8,180)

The allocation of Net income (loss) attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation included less than $0.1 million of interest expense during the three months ended March 31, 2020, related to the accretion of interest on the annual distribution and shareholder servicing fee liability. As of March 31, 2021, we have no further obligation with respect to the distribution and shareholder servicing fee as the total underwriting compensation paid in respect to the offering reached the Financial Industry Regulatory Authority (“FINRA”) limit of 10% of the gross offering proceeds. As a result, interest expense related to the accretion of the distribution and shareholder servicing fee no longer impacts the Class C common stock.

Distributions

For the three months ended March 31, 2021, our board of directors declared quarterly distributions of $0.0625 per share for both our Class A and Class C common stock, which were paid on April 15, 2021 to stockholders of record on March 31, 2021, in the amount of $9.5 million.

CPA:18 – Global 3/31/2021 10-Q – 21

Notes to Condensed Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(3,363)	$(16,567)	$(19,930)
Other comprehensive loss before reclassifications	851	(20,158)	(19,307)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	527	—	527
Other gains and (losses)	(1)	—	(1)
Net current-period other comprehensive loss	1,377	(20,158)	(18,781)
Net current-period other comprehensive loss attributable to noncontrolling interests	(2)	1,314	1,312
Ending balance	$(1,988)	$(35,411)	$(37,399)

	Three Months Ended March 31, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$138	$(56,673)	$(56,535)
Other comprehensive loss before reclassifications	(1,622)	(24,082)	(25,704)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(397)	—	(397)
Interest expense	196	—	196
Net current-period other comprehensive loss	(1,823)	(24,082)	(25,905)
Net current-period other comprehensive loss attributable to noncontrolling interests	—	2,528	2,528
Ending balance	$(1,685)	$(78,227)	$(79,912)

See Note 8 for additional information on our derivative activity recognized within Other comprehensive loss for the periods presented.

CPA:18 – Global 3/31/2021 10-Q – 22

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Segment Reporting

We operate in three reportable business segments: Net Lease, Self Storage, and Other Operating Properties. Our Net Lease segment includes our investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. Our Other Operating Properties segment is comprised of our investments in student housing operating properties. In addition, we have an All Other category that is comprised of our notes receivable investment. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Lease
Revenues (a)	$28,802	$24,067
Operating expenses (b)	(17,793)	(20,602)
Interest expense	(7,877)	(6,858)
Other gains and (losses)	243	(3,440)
Benefit from income taxes	1,210	639
Net income attributable to noncontrolling interests	(473)	(700)
Net income (loss) attributable to CPA:18 – Global	$4,112	$(6,894)
Self Storage
Revenues	$16,268	$15,356
Operating expenses	(9,092)	(9,095)
Interest expense	(3,266)	(3,356)
Other gains and (losses) (c)	(56)	(54)
Provision for income taxes	(66)	(31)
Net income attributable to CPA:18 – Global	$3,788	$2,820
Other Operating Properties
Revenues	$3,299	$2,747
Operating expenses	(2,510)	(1,485)
Interest expense	(570)	(252)
Other gains and (losses)	(3)	15
Benefit from income taxes	35	14
Net loss attributable to noncontrolling interests	45	5
Net income attributable to CPA:18 – Global	$296	$1,044
All Other
Revenues (d)	$—	$710
Net income attributable to CPA:18 – Global	$—	$710
Corporate
Unallocated Corporate Overhead (e)	$(6,146)	$(3,944)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(1,539)	$(1,916)
Total Company
Revenues (a) (d)	$48,369	$42,880
Operating expenses (b)	(34,276)	(36,228)
Interest expense	(11,747)	(10,489)
Other gains and (losses) (c) (e)	(969)	(2,126)
Benefit from income taxes	1,101	394
Net income attributable to noncontrolling interests	(1,967)	(2,611)
Net income (loss) attributable to CPA:18 – Global	$511	$(8,180)

CPA:18 – Global 3/31/2021 10-Q – 23

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Total Assets
	March 31, 2021	December 31, 2020
Net Lease	$1,672,120	$1,688,259
Self Storage	347,143	345,936
Other Operating Properties	255,906	258,017
All Other	28,000	28,009
Corporate	11,602	38,697
Total Company	$2,314,771	$2,358,918
__________
(a)The three months ended March 31, 2021 and 2020 include straight-line rent amortization of $1.1 million and $0.7 million, respectively. The three months ended March 31, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2). Straight-line lease revenue is only recognized when deemed probable of collection, and is included within Lease revenues — net-leased within our condensed consolidated financial statements. For the three months ended March 31, 2021, we did not recognize $3.5 million of uncollected rent within lease revenues (Note 2).
(b)The three months ended March 31, 2020 includes an allowance for credit loss of $4.9 million (Note 5).
(c)Includes Equity in losses of equity method investment in real estate for the three months ended March 31, 2020. In December 2020, we sold our sole equity method investment.
(d)On July 28, 2020, we were notified that the borrower had defaulted on the mortgage loan senior to our mezzanine tranche, and since that date we have not recognized interest income (Note 5).
(e)Included in unallocated corporate overhead are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments. Asset management fees totaled $3.1 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively (Note 3).

Note 13. Subsequent Events

Financing Obtained

On April 6, 2021, we obtained a construction loan totaling $56.6 million for a student housing development project in Swansea, United Kingdom, which we currently expect to be completed in the third quarter of 2022. The loan bears a variable interest rate equal to LIBOR plus 6.35%, and is scheduled to mature on October 6, 2023, with a one-year extension option. As of the date of this Report, we have drawn $6.9 million on the construction loan. Amounts are based on the exchange rate of the British pound sterling on the date of the transactions.

On April 30, 2021, we obtained a non-recourse mortgage loan of $18.1 million (based on the exchange rate of the euro on the date of the transaction) in connection with a net lease student housing property in Porto, Portugal. The loan bears a fixed interest rate of 2.8% and is scheduled to mature on April 30, 2025.

Borrowing under Line of Credit with WPC

In May 2021, we borrowed a net amount of $15.0 million under the unsecured revolving line of credit with WPC (Note 3), to partially fund the non-recourse mortgage loan repayments disclosed below.

Mortgage Loan Repayments

On May 3, 2021, we repaid a $5.7 million non-recourse mortgage loan at maturity encumbering one self-storage property.

On May 4, 2021, we repaid a $34.0 million non-recourse mortgage loan at maturity encumbering seven self-storage properties.
CPA:18 – Global 3/31/2021 10-Q – 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2020 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Refer to Item 1 of the 2020 Annual Report for a description of our business.

Significant Developments

COVID-19

Our Advisor continues to actively engage in discussions with our tenants and the third-party managers of our operating properties regarding the impact of the COVID-19 pandemic on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 87% of contractual base rent that was due in the first quarter of 2021 (based on contractual minimum annualized base rent (“ABR”) as of December 31, 2020) and 97% of contractual rents due at our self-storage properties during the three months ended March 31, 2021. Given the significant uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding rent collections for the first quarter of 2021 should not serve as an indication of expected future rent collections.

As of March 31, 2021, our debt and interest obligations due within one year totaled $272.3 million, and we expect to fund capital commitments of $90.9 million in the next year, primarily for our seven student housing development projects (four of which are scheduled to be completed in 2021). We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements, primarily through available cash and cash equivalents, cash received under net lease and operating lease agreements (which includes five student housing properties recently placed into service during 2020), and undrawn capacity under our construction loans. If necessary, we are able to borrow up to $50.0 million under an unsecured revolving line of credit with WPC (with a scheduled maturity date of March 31, 2022) (Note 3). In May 2021, we borrowed a net amount of $15.0 million on this line of credit (Note 13). Additional sources of liquidity, if necessary, includes leveraging our unleveraged properties (which had an aggregate carrying value of $182.6 million as of March 31, 2021), refinancing existing debt obligations, and asset sales. To help us preserve cash, since April 1, 2020, at our option our Advisor receives all asset management fees in shares of our Class A common stock (Note 3). In addition, in order to enable us to retain cash and preserve financial flexibility, (i) for the 2021 first quarter, we maintained the reduced distribution levels for both our Class A and Class C common stock and (ii) since August 2020, we have limited the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP.

Net Asset Values

Our NAVs as of December 31, 2020 were $8.91 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated March 16, 2021 and the 2020 Annual Report for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of March 31, 2021 during the second quarter of 2021.

Financial Highlights

During the three months ended March 31, 2021, we completed the following, as further described in the condensed consolidated financial statements.

Financing Activity

During the three months ended March 31, 2021, we obtained a non-recourse mortgage loan of $27.3 million in connection with a net lease student housing property in Malaga, Spain. The loan bears a variable interest rate equal to EURIBOR plus 2.5%, and is scheduled to mature on December 31, 2023.

CPA:18 – Global 3/31/2021 10-Q – 25

Consolidated Results

(in thousands)

	Three Months Ended March 31,
	2021	2020
Total revenues	$48,369	$42,880
Net income (loss) attributable to CPA:18 – Global	511	(8,180)

Distributions declared (a)	9,470	22,844
Cash distributions paid	9,447	22,745

Net cash provided by operating activities	16,652	22,808
Net cash used in investing activities	(50,435)	(45,158)
Net cash provided by (used in) financing activities	1,531	(5,758)

Supplemental financial measures (b):
FFO attributable to CPA:18 – Global	15,823	5,024
MFFO attributable to CPA:18 – Global	16,022	18,520
Adjusted MFFO attributable to CPA:18 – Global	14,262	17,641
__________
(a)Quarterly distributions declared are generally paid in the subsequent quarter. During the first quarter of 2021, our distributions declared for both Class A and Class C common stock were reduced from previous levels to enable us to retain cash and preserve financial flexibility.
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

Revenues

Total revenues increased for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to the write-off of straight-line rent in the prior year period (Note 2) and the positive impact of the five student housing properties placed into service during 2020, partially offset by the adverse effect of the COVID-19 pandemic on current year revenues.

Net Income (Loss) Attributable to CPA:18 – Global

Net income (loss) attributable to CPA:18 – Global increased for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to the write-off of straight-line rent in the prior year period (Note 2) and the allowance for credit losses recognized in the prior year period (Note 5), partially offset by uncollected rent during the current year period and higher interest expense, primarily due to the impact of mortgage financings obtained on four of the student housing properties placed into service during 2020.

MFFO and Adjusted MFFO Attributable to CPA:18 – Global

MFFO and Adjusted MFFO both decreased for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to the adverse effect of the COVID-19 pandemic on current year revenues and higher interest expense, partially offset by the positive impact of our student housing properties placed into service during 2020 (all as discussed above).

CPA:18 – Global 3/31/2021 10-Q – 26

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

Portfolio Summary

	March 31, 2021	December 31, 2020
Number of net-leased properties	50	50
Number of operating properties (a)	68	68
Number of development projects	7	7
Number of tenants (net-leased properties)	65	65
Total portfolio square footage (in thousands)	15,415	15,400
Occupancy (net-leased properties)	98.6%	98.6%
Weighted-average lease term (net-leased properties in years)	9.2	9.5
Number of countries	11	11
Total assets (consolidated basis in thousands)	$2,314,771	$2,358,918
Net investments in real estate (consolidated basis in thousands)	2,110,718	2,124,244
Debt, net — pro rata (in thousands)	1,213,671	1,193,322

	Three Months Ended March 31,
(dollars in thousands, except exchange rates)	2021	2020
Financing obtained — consolidated	$40,194	$24,982
Financing obtained — pro rata	38,813	24,164
Average U.S. dollar/euro exchange rate	1.2051	1.1020
Average U.S. dollar/Norwegian krone exchange rate	0.1173	0.1058
Average U.S. dollar/British pound sterling exchange rate	1.3775	1.2808
Change in the U.S. CPI (b)	1.7%	0.4%
Change in the Netherlands CPI (b)	0.9%	0.1%
Change in the Norway CPI (b)	1.5%	(0.1)%
__________
(a)As of both March 31, 2021 and December 31, 2020, our operating portfolio consisted of 65 self-storage properties and three student housing operating properties, all of which are managed by third parties.
(b)Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI, Netherlands CPI, Norwegian CPI, or other similar indices in the jurisdictions where the properties are located.

CPA:18 – Global 3/31/2021 10-Q – 27

The tables below present information about our portfolio on a pro rata basis as of and for the three months ended March 31, 2021. See Terms and Definitions below for a description of Pro Rata Metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI (a)	Percent
Net-Leased
Office	$10,272	33%
Warehouse	3,299	11%
Retail	2,296	7%
Industrial	2,278	7%
Residential	782	3%
Hospitality	465	1%
Net-Leased Total	19,392	62%

Operating
Self Storage	10,167	33%
Other operating properties	1,414	5%
Operating Total	11,581	38%
Total	$30,973	100%
__________
(a)For the three months ended March 31, 2021, we did not recognize approximately $3.5 million of contractual base rent that was not collected due to the adverse impact of the COVID-19 pandemic (Note 2), which reduced Stabilized NOI for certain tenants.

CPA:18 – Global 3/31/2021 10-Q – 28

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI (a)	Percent
United States
South	$8,009	26%
Midwest	6,063	20%
West	3,509	11%
East	2,412	8%
U.S. Total	19,993	65%

International
Norway	3,101	10%
The Netherlands	2,104	7%
United Kingdom	1,414	4%
Poland	1,165	4%
Croatia	868	3%
Spain	772	2%
Slovakia	667	2%
Germany	532	2%
Mauritius	347	1%
Portugal	10	—%
International Total	10,980	35%
Total	$30,973	100%
__________
(a)For the three months ended March 31, 2021, we did not recognize approximately $3.5 million of contractual base rent that was not collected due to the adverse impact of the COVID-19 pandemic (Note 2), which reduced Stabilized NOI for certain tenants.

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor (a)	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Rabobank Groep NV (b)	Office	Banking	Eindhoven, Netherlands	$1,581	5%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging and Glass	University Park, Illinois	1,551	5%
Bank Pekao S.A. (b)	Office	Banking	Warsaw, Poland	1,165	4%
Siemens AS (b)	Office	Capital Equipment	Oslo, Norway	1,140	4%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	987	3%
COOP Ost AS (b)	Retail	Grocery	Oslo, Norway	982	3%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	940	3%
Orbital ATK, Inc.	Office	Metals and Mining	Plymouth, Minnesota	900	3%
Belk, Inc.	Warehouse	Retail	Jonesville, South Carolina	823	3%
Brookfield Strategic Real Estate Partners (b)	Residential	Residential	Various Spain and Portugal	782	3%
Total				$10,851	36%
__________
CPA:18 – Global 3/31/2021 10-Q – 29

(a)For the three months ended March 31, 2021 we did not recognize $3.2 million of contractual base rent that was not collected from two former top ten tenants (by Stabilized NOI), which has been adversely impacted by the COVID-19 pandemic (Note 2). At March 31, 2021, ABR for these two tenants totaled $13.5 million.
(b)Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of March 31, 2021. See Terms and Definitions below for a description of Pro Rata Metrics, Stabilized NOI and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Hotel and Leisure	$15,492	16%
Banking	11,254	12%
Grocery	7,288	8%
Containers, Packaging, and Glass	6,213	6%
Capital Equipment	5,534	6%
Insurance	4,972	5%
Utilities: Electric	4,354	5%
Residential	3,926	4%
Retail	3,921	4%
Metals and Mining	3,765	4%
Sovereign and Public Finance	3,761	4%
Business Services	3,399	4%
High Tech Industries	3,325	3%
Advertising, Printing, and Publishing	3,265	3%
Oil and Gas	3,068	3%
Healthcare and Pharmaceuticals	2,796	3%
Automotive	2,028	2%
Construction and Building	1,552	2%
Non-Durable Consumer Goods	1,278	1%
Telecommunications	1,123	1%
Electricity	1,088	1%
Wholesale	1,070	1%
Cargo Transportation	1,002	1%
Other (a)	409	1%
Total	$95,883	100%
__________
(a)Includes ABR from tenants in the durable consumer goods and consumer services industries.

CPA:18 – Global 3/31/2021 10-Q – 30

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
Remaining 2021	2	$27	—%
2022	2	120	—%
2023	12	15,377	16%
2024	14	4,986	5%
2025	8	5,817	6%
2026	5	7,631	8%
2027	2	2,452	3%
2028	4	6,132	6%
2029	3	9,413	10%
2030	3	4,642	5%
2031	4	5,513	6%
2032	5	9,394	10%
2033	—	—	—%
2034	6	5,474	6%
Thereafter (>2034)	12	18,905	19%
Total	82	$95,883	100%
__________
(a)Assumes tenant does not exercise renewal option.

Lease Composition and Leasing Activities

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices, or percentage rents. As of March 31, 2021, approximately 49.8% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 46.1% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 2.2% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents are insignificant for the periods presented.

CPA:18 – Global 3/31/2021 10-Q – 31

Operating Properties

As of March 31, 2021, our operating portfolio consisted of 65 self-storage properties and three student housing operating properties. As of March 31, 2021, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	21	1,779
Texas	13	1,008
California	10	860
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington, D.C.	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
U.S. Total	66	5,128
United Kingdom	2	215
International Total	2	215
Total	68	5,343

Development Projects

As of March 31, 2021, we had the following seven consolidated student housing development projects, including joint ventures, which remained under construction as of that date (dollars in thousands):

Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b) (c)	Amount Funded (b) (c)	Estimated Completion Date
Coimbra, Portugal (d)	98.5%	1	135,076	$31,865	$29,140	Q2 2021
Bilbao, Spain (d)	100.0%	1	179,279	50,399	31,178	Q3 2021
Seville, Spain (d)	75.0%	1	163,477	44,941	31,243	Q3 2021
Pamplona, Spain (d)	100.0%	1	91,363	28,968	20,997	Q3 2021
Swansea, United Kingdom (e)	97.0%	1	176,496	93,757	47,426	Q3 2022
Granada, Spain (d)	98.5%	1	75,557	22,610	6,037	Q3 2022
Valencia, Spain (d)	98.7%	1	100,423	27,447	8,084	Q4 2022
		7	921,671	$299,987	174,105
Third-party contributions (f)					(4,982)
Total					$169,123
__________
(a)Represents our expected ownership percentage upon the completion of each respective development project.
(b)Amounts are based on the applicable exchange rate as of March 31, 2021.
CPA:18 – Global 3/31/2021 10-Q – 32

(c)Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees paid to our Advisor, which are all included in Real estate under construction on our condensed consolidated balance sheets.
(d)Included as part of an agreement with a third-party to become a net-leased property upon completion of construction.
(e)Amount funded for this project includes a $7.6 million right-of-use (“ROU”) land lease asset as of March 31, 2021, and is included in In-place lease and other intangible assets on our condensed consolidated balance sheets.
(f)Amount represents the funds contributed from our joint-venture partners.

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, and reflects exchange rates as of March 31, 2021. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

CPA:18 – Global 3/31/2021 10-Q – 33

Reconciliation of Net Income (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Income (Loss) (GAAP)	$2,478	$(5,569)
Adjustments:
Depreciation and amortization	16,996	14,530
Allowance for credit losses	—	4,865
Interest expense	11,747	10,489
Other gains and (losses)	969	2,072
Equity in losses of equity method investment in real estate	—	54
Benefit from income taxes	(1,101)	(394)
NOI related to noncontrolling interests (1)	(3,222)	(2,985)
NOI related to equity method investment in real estate (2)	—	630
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$27,867	$23,692

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(1,967)	$(2,611)
Depreciation and amortization	(1,684)	(1,534)
Interest expense	(1,176)	(1,134)
Other gains and (losses)	(121)	341
Benefit from income taxes	187	37
Available Cash Distributions to a related party (Note 3)	1,539	1,916
NOI related to noncontrolling interests	$(3,222)	$(2,985)

(2) NOI related to equity method investment in real estate:
Equity in losses of equity method investment in real estate (GAAP)	$—	$(54)
Depreciation and amortization	—	208
Interest expense	—	458
Other gains and (losses)	—	5
Benefit from income taxes	—	13
NOI related to equity method investment in real estate	$—	$630

CPA:18 – Global 3/31/2021 10-Q – 34

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Three Months Ended March 31,
	2021	2020
Net-leased	$19,392	$20,538
Self storage	10,167	9,838
Other operating properties	1,414	2,034
Stabilized NOI	30,973	32,410
Other NOI:
Corporate (a)	(4,959)	(5,110)
Straight-line rent adjustments (b)	1,307	(5,807)
Disposed properties	(115)	(22)
Non-core income (c)	69	1,538
Notes receivable	—	710
	27,275	23,719
Recently-opened operating properties (d)	610	—
Development projects (e)	(18)	(27)
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$27,867	$23,692
_________
(a)Includes expenses such as asset management fees, the Available Cash Distributions to our Advisor, and other costs that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance.
(b)The three months ended March 31, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2).
(c)The three months ended March 31, 2020 includes NOI related to lease related settlements collected from tenants that were previously reserved in prior periods, as well as termination income received.
(d)The three months ended March 31, 2021 includes the student housing operating property located in Austin, Texas, which was placed into service during the fourth quarter of 2020.
(e)Includes NOI for our ongoing student housing development projects.

CPA:18 – Global 3/31/2021 10-Q – 35

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

Revenues

The following table presents our consolidated revenues:

	Three Months Ended March 31,
	2021	2020	Change
Revenues
Revenues from:
Existing net-leased properties	$27,167	$22,263	$4,904
Recently net-leased student housing properties	1,556	—	1,556
Net-leased properties sold	—	98	(98)
Total net-leased revenues (including reimbursable tenant costs)	28,723	22,361	6,362
Revenues from:
Existing operating properties	18,550	18,103	447
Recently opened operating properties	1,017	—	1,017
Total operating property revenues	19,567	18,103	1,464
Interest income and other	79	2,416	(2,337)
	$48,369	$42,880	$5,489
Lease Revenues

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2020 and were not sold during the periods presented. For the periods presented, there were 46 existing net-leased properties.

For the three months ended March 31, 2021 as compared to the same period in 2020, lease revenues from existing net-leased properties increased by $4.9 million, primarily due to a $7.0 million write-off of straight-line rent in the prior year period (Note 2), partially offset by approximately $3.5 million of uncollected rent during the current year period, which was not recognized due to the adverse impact of the COVID-19 pandemic (Note 2). In addition, lease revenues increased by $1.4 million primarily due to the strengthening of the euro and Norwegian krone in relation the U.S. dollar between the periods.

Recently net-leased student housing properties are those we placed into service subsequent to December 31, 2019 or remain under construction as a development project (and are subject to net leases upon completion of construction). For the periods presented, there were ten recently net-leased student housing properties, comprised of four student housing properties and six ongoing student housing development projects.

Net-leased properties sold includes one net lease property sold during the year ended December 31, 2020.

Operating Property Revenues

Existing operating properties are those we acquired or placed into service prior to January 1, 2020 and were not sold during the periods presented. For the periods presented, there were 67 existing operating properties, comprised of 65 self-storage properties and two student housing operating properties.

For the three months ended March 31, 2021 as compared to the same period in 2020, operating property revenues from existing operating properties increased by $0.4 million, primarily due to an increase in occupancy and unit rates across our self-storage portfolio, partially offset by the adverse effect of the COVID-19 pandemic on the two student housing operating properties.

CPA:18 – Global 3/31/2021 10-Q – 36

Recently opened operating properties are student housing operating properties that were placed into service subsequent to December 31, 2019, or remain under construction as a development project (and are not subject to net leases upon completion of construction). For the periods presented, we had two recent student housing operating properties, comprised of a student housing operating property placed into service during the third quarter of 2020 and an ongoing student housing development project.

Interest Income and Other

Interest income and other primarily consists of interest income from our notes receivable investment (Note 5) and other non-recurring related income. For the three months ended March 31, 2021 as compared to the same period in 2020, interest income and other decreased by $2.3 million, primarily due to (i) the collection of $0.8 million in lease related settlements in the prior year period as a result of a lease restructuring at one of our properties in 2019; (ii) $0.8 million in termination income recognized in the prior year period; and (iii) a $0.7 million decrease in interest income from our notes receivable as a result of the borrower default on the mortgage loan senior to our mezzanine tranche of a mortgage-backed security.

Operating Expenses

Depreciation and Amortization

The following table presents our consolidated depreciation and amortization:

	Three Months Ended March 31,
	2021	2020	Change
Depreciation and amortization
Net-leased properties	$12,670	$10,736	$1,934
Operating properties	4,326	3,794	532
	$16,996	$14,530	$2,466

For the three months ended March 31, 2021 as compared to the same period in 2020, depreciation and amortization increased for both our net-leased and operating properties as a result of the five student housing properties placed into service during 2020.

Allowance for Credit Losses

During the three months ended March 31, 2020, we recorded an allowance for credit losses of $4.9 million due to changes in expected economic conditions relating to a net investment in direct financing lease during the three months ended March 31, 2020 (Note 5).

Other Income and Expenses, and Benefit From Income Taxes

Interest Expense

Our interest expense is directly impacted by the mortgage financings obtained, assumed, or extinguished in connection with our investment and disposition activity (Note 9).

For the three months ended March 31, 2021 as compared to the same period in 2020, interest expense increased by $1.3 million, primarily as a result of the mortgage financings obtained on four of the student housing properties placed into service during 2020.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Average outstanding debt balance	$1,319,670	$1,140,040
Weighted-average interest rate	3.6%	4.0%

CPA:18 – Global 3/31/2021 10-Q – 37

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

2021 — For the three months ended March 31, 2021, net other losses were $1.0 million, which were primarily comprised of net realized and unrealized losses of $1.2 million related to changes in foreign currency exchange rates.

2020 — For the three months ended March 31, 2020, net other losses were $2.1 million, which were primarily comprised of (i) $2.8 million in losses in relation to our previously owned investment in Ghana, (ii) $0.4 million in net gains realized upon the settlement of derivatives at maturity, and (iii) $0.2 million in interest income from our cash accounts.

Benefit from Income Taxes

Our net benefit from income taxes is primarily related to our international properties.

For the three months ended March 31, 2021 as compared to the same period in 2020, our net benefit from income taxes increased by $0.7 million, primarily due to higher interest expense deductions in certain jurisdictions in the current year period, as well as higher current tax expense in the prior year period relating to back rent received from an international tenant.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2021 as compared to the same period in 2020, net income attributable to noncontrolling interests decreased by $0.6 million, primarily due to a decrease in the Available Cash Distribution (Note 3), and the losses incurred at our previously owned joint-venture investment in Ghana during the prior year period.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, fund construction projects, service debt, and fund distributions to stockholders. Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of funding for our build-to-suit and development projects; the timing of the receipt of proceeds from, and the repayment of, non-recourse secured debt and the WPC line of credit, and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect after consultation with our Advisor; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs, as well as the measures noted above. We may also use existing cash resources, the proceeds of non-recourse secured debt, sales of assets, and distributions reinvested in our common stock through our DRIP (as noted below, our board of directors has approved limiting the amount of cash available for our redemption program to the amount reinvested in our DRIP) to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased by $6.2 million during the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to the adverse impact of the COVID-19 pandemic on rent collections and higher interest expense.

Investing Activities — Our investing activities are generally comprised of funding of development projects, capitalized property-related costs, and payment of deferred acquisition fees to our Advisor for asset acquisitions.

CPA:18 – Global 3/31/2021 10-Q – 38

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

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. For the three months ended March 31, 2021, we declared distributions to stockholders of $9.5 million, which were comprised of $5.1 million of cash distributions and $4.4 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through March 31, 2021, we have declared distributions to stockholders totaling $540.2 million, which were comprised of cash distributions of $264.7 million and $275.5 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Since inception, the regular quarterly cash distributions that we pay have principally been covered by FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using both FFO and net cash provided by operating activities fully covered our distributions declared for the three months ended March 31, 2021.

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

The following table illustrates our redemption activity in both shares of common stock and dollars during the three months ended March 31, 2021 (dollars in thousands):

	Class A		Class C		Totals
	Shares	Dollars (a)	Shares	Dollars (a)	Shares	Dollars (a)
Redemptions unfulfilled beginning balance (b)	995,407	$8,085	716,392	$5,819	1,711,799	$13,904
Redemptions requested (c)	432,233	3,731	441,297	3,740	873,530	7,471
Redemptions processed (d)	(299,204)	(2,603)	(213,687)	(1,813)	(512,891)	(4,416)
Redemptions unfulfilled ending balance (b)	1,128,436	$9,552	944,002	$7,991	2,072,438	$17,543
___________
(a)Except for redemptions sought in certain defined special circumstances, the redemption price of the shares listed above was 95% of our most recently published quarterly NAVs at the time of redemption was made or processed. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs at the time of redemption. Unfulfilled redemptions are reflected at 95% of our most recently published quarterly NAVs.
(b)Requests not fulfilled in one quarter will automatically be carried forward to the next quarter (unless such request is revoked) and processed with new requests on a pro rata basis, following prioritization of special circumstance redemption requests.
(c)Redemptions requested are comprised of 126 and 80 new redemption requests received during the three months ended March 31, 2021 for our Class A and Class C common stock, respectively.
(d)Redemptions were fulfilled at an average price of $8.70 and $8.49 per share for Class A and Class C common stock, respectively.

CPA:18 – Global 3/31/2021 10-Q – 39

Summary of Financing

The table below summarizes our non-recourse secured debt, net (dollars in thousands):

	March 31, 2021	December 31, 2020
Carrying Value (a)
Fixed rate	$928,697	$942,378
Variable rate:
Amount subject to interest rate swaps and caps	254,793	232,519
Amount subject to floating interest rate	146,792	135,481
	401,585	368,000
	$1,330,282	$1,310,378
Percent of Total Debt
Fixed rate	70%	72%
Variable rate	30%	28%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.8%	3.8%
Variable rate (b)	3.1%	3.2%
Total debt	3.6%	3.6%
___________
(a)Aggregate debt balance includes unamortized deferred financing costs totaling $7.2 million and $6.9 million as of March 31, 2021 and December 31, 2020, respectively, and unamortized premium, net of $2.8 million and $2.5 million as of March 31, 2021 and December 31, 2020, respectively (Note 9).
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

As of March 31, 2021, our cash resources consisted of the following:

•cash and cash equivalents totaling $59.8 million (Note 2). Of this amount, $39.3 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds;
•ability to borrow up to $50.0 million from the unsecured revolving line of credit with WPC, which is scheduled to mature on March 31, 2022 (Note 3). In May 2021, we borrowed a net amount of $15.0 million on the line of credit to fund loan repayments (Note 13);
•ability to borrow up to $8.7 million and $2.2 million under our third-party and external joint-venture financing arrangements, respectively; and
•unleveraged properties that had an aggregate carrying value of $182.6 million as of March 31, 2021, although there can be no assurance that we would be able to obtain financing for these properties. In April 2021, we obtained (i) a construction loan totaling $56.6 million encumbering a student housing development project in Swansea, United Kingdom (Note 13), which had an aggregate carrying value of $56.8 million as of March 31, 2021, and (ii) a $18.1 million non-recourse mortgage loan encumbering one of our net lease student housing properties in Portugal (Note 13), which had an aggregate carrying value of $28.5 million as of March 31, 2021.

Our cash resources may be used for funding construction costs, working capital needs, other commitments, and to make distributions to our stockholders.

CPA:18 – Global 3/31/2021 10-Q – 40

Cash Requirements and Liquidity

During the next 12 months following March 31, 2021 and thereafter, we expect that our significant cash requirements will include:

•paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control;
•funding future capital commitments such as development projects (Note 4);
•making scheduled principal and balloon payments on our debt obligations (Note 9);
•making scheduled interest payments on our debt obligations (future interest payments total $149.6 million, with $45.5 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates); and
•making share repurchases pursuant to our redemption plan.

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. We may also use proceeds from asset sales to fund development projects, build-to-suit investments, and short-term cash requirements. We currently expect that, for the short-term, the aforementioned cash requirements will be funded through our cash resources (as noted above), and our cash flow from operations, including the cash received under net lease and operating lease agreements. During 2020, we placed into service five student housing properties (four of which executed net lease agreements), and expect to place into service four properties throughout 2021. In addition, in order to preserve cash and maintain financial flexibility during the COVID-19 pandemic:

•at our option our Advisor receives all asset management fees in shares of our Class A common stock since April 1, 2020;
•we have reduced our distributions declared for both Class A and Class C common stock since the second quarter of 2020;
•we limited the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP, since August 2020; and
•we have refinanced certain loans and have the ability to refinance loans coming due.

Our liquidity could be adversely affected by unanticipated costs, greater-than-anticipated operating expenses, and the adverse impact of the COVID-19 pandemic, such as tenants not paying rental obligations. The extent to which the COVID-19 pandemic impacts our liquidity and debt covenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Certain amounts disclosed above are based on the exchange rate of the local currencies as of March 31, 2021, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling.

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

CPA:18 – Global 3/31/2021 10-Q – 41

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

CPA:18 – Global 3/31/2021 10-Q – 42

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

CPA:18 – Global 3/31/2021 10-Q – 43

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to CPA:18 – Global	$511	$(8,180)
Adjustments:
Depreciation and amortization of real property	16,996	14,530
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,684)	(1,534)
Proportionate share of adjustments to equity in net income of partially owned entities	—	208
Total adjustments	15,312	13,204
FFO (as defined by NAREIT) attributable to CPA:18 – Global	15,823	5,024
Adjustments:
Straight-line and other rent adjustments (a)	(1,118)	6,183
Other (gains) and losses (b)	1,009	2,284
Amortization of premiums and discounts	513	242
Above- and below-market rent intangible lease amortization, net (c)	(180)	(175)
Other amortization and non-cash items	154	80
Allowance for credit losses (d)	—	4,865
Proportionate share of adjustments for noncontrolling interests	(179)	12
Proportionate share of adjustments for partially owned entities	—	5
Total adjustments	199	13,496
MFFO attributable to CPA:18 – Global	16,022	18,520
Adjustments:
Tax expense, deferred	(1,806)	(1,364)
Hedging gains	46	485
Total adjustments	(1,760)	(879)
Adjusted MFFO attributable to CPA:18 – Global	$14,262	$17,641
__________
(a)Amount for the three months ended March 31, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2). Under GAAP, rental receipts are recorded on a straight-line basis over the life of the lease. This may result in timing of income recognition that is significantly different than on an accrual basis.
(b)Primarily comprised of gains and losses from foreign currency movements, gains and losses on derivatives, and loss on extinguishment of debt. Amount for the three months ended March 31, 2020 includes a $2.8 million loss to write off the value added taxes receivable related to our previous investment in Ghana, as collectibility was no longer deemed probable.
(c)Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO, and Adjusted MFFO provides useful supplemental information on the performance of the real estate.
(d)During the three months ended March 31, 2020, we recorded an allowance for credit losses due to changes in expected economic conditions (Note 5).

CPA:18 – Global 3/31/2021 10-Q – 44

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

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and to trigger a period of global economic slowdown with no known duration. At March 31, 2021, our net lease portfolio (which excludes operating properties) had the following concentrations (as a percentage of our ABR) for industry types with heightened risk as a result of the COVID-19 pandemic:

•16.2% related to hotel and leisure properties;
•5.2% related to retail facilities (primarily from convenience and wholesale stores);
•4.1% related to student housing (net lease) properties; and
•3.4% related to advertising, printing, and publishing.

Our operating properties portfolio had a concentration of 4.6% (based on Stabilized NOI) in student housing properties, which has heightened risk due to the impact of the COVID-19 pandemic on the individual students from which we earn student housing revenue.

There may be an impact across all industries and geographic regions in which our tenants operate as a result of the COVID-19 pandemic. Given the significant uncertainty around the duration and severity of the COVID-19 pandemic, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent.

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

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and notes receivable investment are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions (including the ongoing impact of the COVID-19 pandemic) and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled (if we do not choose to repay the debt when due). Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

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

CPA:18 – Global 3/31/2021 10-Q – 45

As of March 31, 2021, a significant portion (approximately 89.5%) of our outstanding debt either bore interest at fixed rates, or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2021, each of the next four calendar years following December 31, 2021, and thereafter, based upon expected maturity dates of our debt obligations outstanding as of March 31, 2021 (in thousands):

	2021 (remainder)	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed-rate debt (a)	$118,601	$103,895	$157,554	$183,691	$282,275	$87,495	$933,511	$937,094
Variable rate debt (a)	$50,980	$101,101	$170,841	$22,437	$44,512	$11,290	$401,161	$409,777
__________
(a)Amounts are based on the exchange rate as of March 31, 2021, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which either have effectively been converted to a fixed rate through the use of interest rate swaps) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of March 31, 2021 by an aggregate increase of $29.2 million or an aggregate decrease of $35.6 million, respectively. Annual interest expense on our unhedged variable-rate debt as of March 31, 2021 would increase or decrease by $1.5 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates as of March 31, 2021, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and, as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the Norwegian krone, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from the COVID-19 global pandemic may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, Norwegian krone, or British pound sterling, and the U.S. dollar, there would be a corresponding change in the annual projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at March 31, 2021 of $0.4 million for the euro, $0.1 million for the Norwegian krone and less than $0.1 million for the British pound sterling, excluding the impact of our derivative instruments.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. There have been no material changes in our concentration of credit risk from what was disclosed in the 2020 Annual Report.

CPA:18 – Global 3/31/2021 10-Q – 46

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2021 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 3/31/2021 10-Q – 47

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2021, we issued 361,448 shares of our Class A common stock to our Advisor as consideration for asset management fees, which were issued at our most recently published NAV at the time of issuance. All share issued during the three months ended March 31, 2021 were based on the NAV as of September 30, 2020 of $8.55. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended March 31, 2021:

	Class A		Class C
2021 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
January 1-31	—	$—	—	$—	N/A	N/A
February 1-28	—	—	—	—	N/A	N/A
March 1-31	299,204	8.70	213,687	8.49	N/A	N/A
Total	299,204		213,687
___________
(a)Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. On August 31, 2020, our board of directors approved, effective as of that date, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in shares of our common stock pursuant to our DRIP (as further detailed in the Form 8-K filed with the SEC on September 1, 2020). During the three months ended March 31, 2021, we received 126 and 80 redemption requests for Class A and Class C common stock, respectively, which included approximately 317,078 and 356,896 shares for $2.7 million and $3.0 million of Class A and Class C common stock, respectively, which remained unfulfilled as of the date of this Report. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and our most recently published quarterly NAVs. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs.

CPA:18 – Global 3/31/2021 10-Q – 48

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

CPA:18 – Global 3/31/2021 10-Q – 49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	May 10, 2021
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2021
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

CPA:18 – Global 3/31/2021 10-Q – 50

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