Form 10-Q
period 2021-09-30
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2021-11-08
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Registrant has 120,585,664 shares of Class A common stock, $0.001 par value, and 31,649,048 shares of Class C common stock, $0.001 par value, outstanding at November 3, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the timing of any future liquidity event; our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; the amount and timing of any future distributions; our capital structure, future capital expenditure levels (including any plans to fund our future liquidity needs), and future leverage and debt service obligations; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); the impact of recently issued accounting pronouncements and other regulatory activity; and the general economic outlook, including the continued impact of the COVID-19 pandemic.

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
CPA:18 – Global 9/30/2021 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,547,006	$1,440,354
Operating real estate — Land, buildings and improvements	476,532	596,998
Real estate under construction	92,955	180,055
Net investments in direct financing leases	16,891	16,933
In-place lease and other intangible assets	285,719	293,075
Investments in real estate	2,419,103	2,527,415
Accumulated depreciation and amortization	(434,336)	(403,171)
Assets held for sale, net	11,111	—
Net investments in real estate	1,995,878	2,124,244
Cash and cash equivalents	93,477	62,346
Other assets, net	145,294	172,328
Total assets (a)	$2,234,649	$2,358,918
Liabilities and Equity
Non-recourse secured debt, net	$1,248,224	$1,310,378
Accounts payable, accrued expenses and other liabilities	131,434	155,259
Due to affiliates	7,477	31,283
Distributions payable	9,477	9,447
Total liabilities (a)	1,396,612	1,506,367
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 120,106,871 and 119,059,188 shares, respectively, issued and outstanding	120	119
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 31,523,633 and 32,096,796 shares, respectively, issued and outstanding	32	32
Additional paid-in capital	1,335,413	1,331,278
Distributions and accumulated losses	(505,414)	(514,859)
Accumulated other comprehensive loss	(43,357)	(19,930)
Total stockholders’ equity	786,794	796,640
Noncontrolling interests	51,243	55,911
Total equity	838,037	852,551
Total liabilities and equity	$2,234,649	$2,358,918
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 9/30/2021 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Lease revenues — net-leased	$31,993	$25,805	$89,765	$74,333
Lease revenues — operating real estate	21,036	16,976	60,580	51,427
Other operating and interest income	413	401	1,076	4,230
	53,442	43,182	151,421	129,990
Operating Expenses
Depreciation and amortization	17,256	15,565	51,307	44,755
Operating real estate expenses	8,739	7,291	22,870	20,555
Property expenses, excluding reimbursable tenant costs	5,519	4,337	15,244	13,379
Reimbursable tenant costs	4,063	2,261	10,897	8,857
General and administrative	2,318	2,024	6,153	5,877
Allowance for credit losses	—	—	—	4,865
	37,895	31,478	106,471	98,288
Other Income and Expenses
Gain on sale of real estate, net	40,332	3,285	40,332	3,285
Interest expense	(12,558)	(10,815)	(35,898)	(31,658)
Other gains and (losses)	(2,764)	1,068	(2,828)	60
Losses from equity method investment in real estate	—	(173)	—	(386)
	25,010	(6,635)	1,606	(28,699)
Income before income taxes	40,557	5,069	46,556	3,003
(Provision for) benefit from income taxes	(110)	(420)	218	(1,584)
Net Income	40,447	4,649	46,774	1,419
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,623, $1,168, $4,949, and $5,113, respectively)	(5,036)	(1,346)	(8,886)	(7,487)
Net Income (Loss) Attributable to CPA:18 – Global	$35,411	$3,303	$37,888	$(6,068)
Class A Common Stock
Net income (loss) attributable to CPA:18 – Global	$27,968	$2,607	$29,890	$(4,719)
Basic and diluted weighted-average shares outstanding	120,364,095	118,715,886	119,949,052	118,389,942
Basic and diluted earnings (loss) per share	$0.23	$0.02	$0.25	$(0.04)
Class C Common Stock
Net income (loss) attributable to CPA:18 – Global	$7,443	$696	$7,998	$(1,349)
Basic and diluted weighted-average shares outstanding	32,027,757	32,442,454	32,103,111	32,460,383
Basic and diluted earnings (loss) per share	$0.23	$0.02	$0.25	$(0.04)

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 9/30/2021 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$40,447	$4,649	$46,774	$1,419
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(13,636)	23,387	(27,224)	11,611
Unrealized gain (loss) on derivative instruments	433	(401)	1,915	(3,168)
	(13,203)	22,986	(25,309)	8,443
Comprehensive Income	27,244	27,635	21,465	9,862

Amounts Attributable to Noncontrolling Interests
Net income	(5,036)	(1,346)	(8,886)	(7,487)
Foreign currency translation adjustments	958	(1,862)	1,889	(733)
Unrealized (gain) loss on derivative instruments	(4)	15	(7)	18
Comprehensive income attributable to noncontrolling interests	(4,082)	(3,193)	(7,004)	(8,202)
Comprehensive Income Attributable to CPA:18 – Global	$23,162	$24,442	$14,461	$1,660

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 9/30/2021 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at July 1, 2021	119,898,385	$120	31,977,470	$32	$1,337,557	$(531,345)	$(31,108)	$775,256	$53,181	$828,437
Shares issued	363,118	—	126,245	—	4,362			4,362		4,362
Shares issued to affiliate	354,821	—			3,161			3,161		3,161
Shares issued to directors	8,979	—			80			80		80
Distributions to noncontrolling interests								—	(6,020)	(6,020)
Distributions declared ($0.0625 per share to Class A and Class C)						(9,480)		(9,480)		(9,480)
Net income						35,411		35,411	5,036	40,447
Other comprehensive loss:
Foreign currency translation adjustments							(12,678)	(12,678)	(958)	(13,636)
Unrealized gain on derivative instruments							429	429	4	433
Repurchase of shares	(518,432)	—	(580,082)	—	(9,747)			(9,747)		(9,747)
Balance at September 30, 2021	120,106,871	$120	31,523,633	$32	$1,335,413	$(505,414)	$(43,357)	$786,794	$51,243	$838,037

Balance at July 1, 2020	118,259,860	$118	32,369,603	$32	$1,331,025	$(518,253)	$(69,946)	$742,976	$59,540	$802,516
Shares issued	404,276	—	97,327	—	4,159			4,159		4,159
Shares issued to affiliate	335,514	—			2,795			2,795		2,795
Shares issued to directors	9,650	—			80			80		80
Contributions from noncontrolling interests								—	103	103
Distributions to noncontrolling interests								—	(7,984)	(7,984)
Distributions declared ($0.0625 and $0.0450 per share to Class A and Class C, respectively)						(8,869)		(8,869)		(8,869)
Net income						3,303		3,303	1,346	4,649
Other comprehensive income:
Foreign currency translation adjustments							21,525	21,525	1,862	23,387
Unrealized loss on derivative instruments							(386)	(386)	(15)	(401)
Repurchase of shares	(376,494)	—	(148,226)	—	(4,336)			(4,336)		(4,336)
Balance at September 30, 2020	118,632,806	$118	32,318,704	$32	$1,333,723	$(523,819)	$(48,807)	$761,247	$54,852	$816,099
(Continued)
CPA:18 – Global 9/30/2021 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2021	119,059,188	$119	32,096,796	$32	$1,331,278	$(514,859)	$(19,930)	$796,640	$55,911	$852,551
Shares issued	1,114,166	1	385,781	—	13,181			13,182		13,182
Shares issued to affiliate	1,078,055	1			9,474			9,475		9,475
Shares issued to directors	8979	—			80			80		80
Contributions from noncontrolling interests								—	3,838	3,838
Distributions to noncontrolling interests								—	(15,510)	(15,510)
Distributions declared ($0.1875 per share to Class A and Class C)						(28,443)		(28,443)		(28,443)
Net income						37,888		37,888	8,886	46,774
Other comprehensive loss:
Foreign currency translation adjustments							(25,335)	(25,335)	(1,889)	(27,224)
Unrealized gain on derivative instruments							1,908	1,908	7	1,915
Repurchase of shares	(1,153,517)	(1)	(958,944)	—	(18,600)			(18,601)		(18,601)
Balance at September 30, 2021	120,106,871	$120	31,523,633	$32	$1,335,413	$(505,414)	$(43,357)	$786,794	$51,243	$838,037

Balance at January 1, 2020	117,179,578	$117	32,238,513	$32	$1,319,584	$(470,326)	$(56,535)	$792,872	$58,799	$851,671
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses						(6,903)		(6,903)		(6,903)
Shares issued	2,308,185	2	677,715	1	26,029			26,032		26,032
Shares issued to affiliate	793,211	1			6,778			6,779		6,779
Shares issued to directors	9,650	—			80			80		80
Contributions from noncontrolling interests								—	699	699
Distributions to noncontrolling interests								—	(12,848)	(12,848)
Distributions declared ($0.2813 and $0.2270 per share to Class A and Class C, respectively)						(40,522)		(40,522)		(40,522)
Net (loss) income						(6,068)		(6,068)	7,487	1,419
Other comprehensive income:
Foreign currency translation adjustments							10,878	10,878	733	11,611
Unrealized loss on derivative instruments							(3,150)	(3,150)	(18)	(3,168)
Repurchase of shares	(1,657,818)	(2)	(597,524)	(1)	(18,748)			(18,751)		(18,751)
Balance at September 30, 2020	118,632,806	$118	32,318,704	$32	$1,333,723	$(523,819)	$(48,807)	$761,247	$54,852	$816,099

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 9/30/2021 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$64,789	$64,637
Cash Flows — Investing Activities
Proceeds from sale of real estate	147,278	6,101
Funding for development projects	(100,234)	(124,091)
Value added taxes refunded in connection with construction funding	9,300	3,064
Capital expenditures on real estate	(5,143)	(5,834)
Value added taxes paid in connection with construction funding	(2,511)	(7,288)
Payment of deferred acquisition fees to an affiliate	(1,854)	(2,619)
Other investing activities, net	796	(1,022)
Net Cash Provided by (Used in) Investing Activities	47,632	(131,689)
Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(144,669)	(15,197)
Proceeds from mortgage financing	107,778	53,464
Repayment of notes payable to affiliate	(62,048)	—
Proceeds from notes payable to affiliate	41,000	—
Distributions paid	(28,413)	(54,398)
Repurchase of shares	(18,601)	(18,751)
Distributions to noncontrolling interests	(15,945)	(12,848)
Proceeds from issuance of shares	13,182	24,525
Contributions from noncontrolling interests	3,838	699
Payment of financing costs	(3,045)	(1,938)
Other financing activities, net	(50)	(60)
Net Cash Used in Financing Activities	(106,973)	(24,504)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,908)	(290)
Net increase (decrease) in cash and cash equivalents and restricted cash	3,540	(91,846)
Cash and cash equivalents and restricted cash, beginning of period	119,713	163,398
Cash and cash equivalents and restricted cash, end of period	$123,253	$71,552

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 9/30/2021 10-Q – 7

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

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (the “Operating Partnership”), and as of September 30, 2021 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

As of September 30, 2021, our net lease portfolio was comprised of full or partial ownership interests in 54 properties, substantially all of which were fully occupied and triple-net leased to 66 tenants totaling 10.5 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 65 self-storage properties, three student housing development projects (two of which will become subject to net lease agreements upon their completion) and one student housing operating property, totaling approximately 5.1 million square feet.

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

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our offering. In addition, from inception through September 30, 2021, $217.2 million and $62.6 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”).

On August 31, 2021, we reported that our independent directors intended to begin the process of evaluating possible liquidity alternatives for our stockholders, which included an unsolicited preliminary proposal for a potential business combination transaction received from affiliates of our Advisor. The independent directors have formed a special committee and retained advisors. There can be no assurance as to the form or timing of any liquidity alternative or that any alternative may be pursued at all for the foreseeable future. We do not intend to discuss the evaluation process unless and until a particular alternative is selected.

CPA:18 – Global 9/30/2021 10-Q – 8

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. Our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, which are included in the 2020 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

As of September 30, 2021 and December 31, 2020, we considered ten and 15 entities to be VIEs, respectively, all of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the condensed consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Real estate — Land, buildings and improvements	$351,602	$427,129
Operating real estate — Land, buildings and improvements	78,933	78,927
Real estate under construction	91,645	179,162
In-place lease intangible assets	102,795	106,703
Accumulated depreciation and amortization	(105,019)	(98,433)
Total assets	549,684	729,611

Non-recourse secured debt, net	$323,971	$331,113
Total liabilities	360,350	390,882

CPA:18 – Global 9/30/2021 10-Q – 9

Notes to Condensed Consolidated Financial Statements (Unaudited)
Foreign Currencies

We are subject to fluctuations in exchange rates between foreign currencies and the U.S. dollar (primarily the euro, the Norwegian krone, and, to a lesser extent, the British pound sterling). The following table reflects the end-of-period rate of the U.S. dollar in relation to foreign currencies:

	September 30, 2021	December 31, 2020	Percent Change
British Pound Sterling	$1.3456	$1.3649	(1.4)%
Euro	1.1579	1.2271	(5.6)%
Norwegian Krone	0.1139	0.1172	(2.8)%

Revenue Recognition

Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectibility is assessed for each tenant receivable using various criteria including credit ratings, guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectibility of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. Due to the adverse impact of the COVID-19 pandemic, we did not recognize uncollected rent within lease revenues of $1.6 million and $8.3 million during the three and nine months ended September 30, 2021, respectively, and $3.6 million and $6.6 million during the three and nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2020, we wrote off $7.0 million in straight-line rent receivables based on our assessment of less than a 75% likelihood of collecting all remaining contractual rent on certain net lease hotels.

Our straight-line rent receivables totaled $21.1 million and $19.0 million at September 30, 2021 and December 31, 2020, respectively.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$93,477	$62,346
Restricted cash (a)	29,776	57,367
Total cash and cash equivalents and restricted cash	$123,253	$119,713
__________
(a)Restricted cash is included within Other assets, net on our condensed consolidated balance sheets. The amount as of December 31, 2020 included $30.4 million of net proceeds held in escrow relating to the disposition of our equity method investment in real estate (Note 4). These funds were released from escrow in February 2021.

Deferred Income Taxes

Our deferred tax liabilities were $44.8 million and $50.2 million at September 30, 2021 and December 31, 2020, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements. Our deferred tax assets, net of valuation allowances, were $2.2 million and $2.4 million at September 30, 2021 and December 31, 2020, respectively, and are included in Other assets, net in the condensed consolidated financial statements.

CPA:18 – Global 9/30/2021 10-Q – 10

Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. We have evaluated our contracts that are referenced to London Interbank Offered Rate (“LIBOR”) or other reference rates expected to be discontinued and we expect to account for any necessary modifications with a replacement reference rate using the expedients and exceptions provided for in ASU 2020-04 and ASU 2021-01. We are evaluating the impact these standards may have on our financial statements.

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, as discussed in detail in the 2020 Annual Report.

We have an unsecured revolving line of credit with WPC with a borrowing capacity of $50.0 million and a scheduled maturity date of March 31, 2022. The line of credit bears an interest rate equal to LIBOR plus 1.05%, which is the rate at which WPC can borrow funds under its senior credit facility (including an annual facility fee of 0.20%). During the nine months ended September 30, 2021, we repaid in full the $21.1 million outstanding balance on the line of credit (including accrued interest), which was the amount outstanding at December 31, 2020. As of September 30, 2021, we have no amounts drawn on the line of credit.

Jointly Owned Investments

As of both September 30, 2021 and December 31, 2020, we owned interests ranging from 50% to 99% in 16 jointly owned investments, with the remaining interests held by WPC (four investments) or by third parties. Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures.

Other Transactions with our Affiliates

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements, as discussed in the 2020 Annual Report (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amounts Included in the Condensed Consolidated Statements of Operations
Asset management fees	$3,160	$2,978	$9,452	$8,858
Available Cash Distributions	1,623	1,168	4,949	5,113
Personnel and overhead reimbursements	743	696	1,975	2,027
Interest expense on deferred acquisition fees and external joint-venture loans	161	116	441	371
	$5,687	$4,958	$16,817	$16,369
Acquisition Fees Capitalized
Capitalized personnel and overhead reimbursements	$48	$26	$88	$96
Current acquisition fees	—	—	—	110
Deferred acquisition fees	—	—	—	88
.	$48	$26	$88	$294

CPA:18 – Global 9/30/2021 10-Q – 11

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents a summary of amounts included in Due to affiliates in the condensed consolidated financial statements (in thousands):

	September 30, 2021	December 31, 2020
Due to Affiliates
External joint-venture loans, accounts payable, and other (a)	$6,410	$6,940
Asset management fees payable	1,057	1,328
Acquisition fees, including accrued interest	10	1,871
Loan from WPC, including accrued interest	—	21,144
	$7,477	$31,283
___________
(a)Includes loans from our joint-venture partners to the jointly owned investments that we consolidate. As of September 30, 2021 and December 31, 2020, amounts outstanding to our joint-venture partners, including accrued interest, were $5.5 million and $5.3 million, respectively.

Asset Management Fees

For any portion of asset management fees our Advisor receives in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $8.91 as of June 30, 2021. From January 1, 2020 through March 31, 2020, at our option our Advisor received 50% of the asset management fees in shares of our Class A common stock and 50% in cash. Effective April 1, 2020, at our option our Advisor receives all of its asset management fees in shares of our Class A common stock. As of September 30, 2021, our Advisor owned 7,983,966 shares of our Class A common stock, or 5.3% of our total Class A and Class C shares outstanding. Asset management fees are included in Property expenses, excluding reimbursable tenant costs in the condensed consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The preferred return was achieved as of the periods ended September 30, 2021 and December 31, 2020. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the condensed consolidated financial statements and bear interest at an annual rate of 2.0%.

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

CPA:18 – Global 9/30/2021 10-Q – 12

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Assets Held for Sale

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Land	$265,612	$235,243
Buildings and improvements	1,281,394	1,205,111
Less: Accumulated depreciation	(191,933)	(172,319)
	$1,355,073	$1,268,035

The carrying value of our Real Estate — Land, buildings and improvements decreased by $47.2 million from December 31, 2020 to September 30, 2021, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our real estate was $9.5 million and $7.7 million for the three months ended September 30, 2021 and 2020, respectively, and $27.5 million and $22.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage and student housing properties (not subject to net lease agreements), is summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Land	$80,481	$89,148
Buildings and improvements	396,051	507,850
Less: Accumulated depreciation	(76,540)	(73,569)
	$399,992	$523,429

The carrying value of our Operating real estate — land, buildings and improvements increased by $1.5 million from December 31, 2020 to September 30, 2021, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our operating real estate was $4.1 million for both the three months ended September 30, 2021 and 2020, and $12.7 million and $11.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Dispositions of Operating Real Estate

During the nine months ended September 30, 2021, we sold two student housing operating properties located in Cardiff and Portsmouth, United Kingdom. As a result, the carrying value of our Operating real estate — land, buildings and improvements decreased by $114.1 million from December 31, 2020 to September 30, 2021 (Note 12).

CPA:18 – Global 9/30/2021 10-Q – 13

Notes to Condensed Consolidated Financial Statements (Unaudited)
Leases

Lease Income

Lease income recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease revenues — net-leased
Lease income — fixed	$26,741	$22,184	$75,189	$61,267
Lease income — variable (a)	4,884	3,187	13,474	11,064
Total operating lease income (b)	$31,625	$25,371	$88,663	$72,331

Lease revenues — operating real estate
Lease income — fixed	$20,408	$16,454	$58,861	$49,770
Lease income — variable (c)	628	522	1,719	1,657
Total operating real estate income	$21,036	$16,976	$60,580	$51,427
___________
(a)Includes (i) rent increases based on changes in the Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
(b)Excludes interest income from direct financing leases of $0.4 million for both the three months ended September 30, 2021 and 2020, and $1.1 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively (Note 5). Interest income from direct financing leases is included in Lease revenues — net-leased in the condensed consolidated statements of operations.
(c)Primarily comprised of late fees and administrative fees.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Nine Months Ended September 30, 2021
Beginning balance	$180,055
Placed into service	(171,870)
Capitalized funds	87,809
Foreign currency translation adjustments	(7,366)
Capitalized interest	4,327
Ending balance	$92,955

Projects Placed into Service

During the nine months ended September 30, 2021, we completed and placed into service the following student housing properties, which became subject to individual net lease agreements with minimum fixed rents and were reclassified to Real estate — Land, buildings and improvements on our condensed consolidated balance sheets (in thousands):

Property Location(s)	Date of Completion	Total Capitalized Costs (a) (b)
Coimbra, Portugal	7/5/2021	$34,986
Pamplona, Spain	7/8/2021	32,781
Seville, Spain	7/30/2021	47,694
Bilbao, Spain	8/24/2021	56,720
		$172,181
___________
CPA:18 – Global 9/30/2021 10-Q – 14

Notes to Condensed Consolidated Financial Statements (Unaudited)
(a)Amounts include capitalized interest, carrying costs, and acquisition fees payable to our Advisor (Note 3).
(b)Amounts reflect the exchange rate of the euro on the date the assets were placed into service.

Capitalized Funds

During the nine months ended September 30, 2021, total capitalized funds primarily related to construction draws for our student housing development projects, and includes $10.3 million of accrued costs, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes interest incurred during construction as well as amortization of the mortgage discount and deferred financing costs, which totaled $4.3 million during the nine months ended September 30, 2021, and is a non-cash investing activity.

Ending Balance

As of September 30, 2021, we had three ongoing student housing development projects, and aggregate unfunded commitments of approximately $70.7 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2021	December 31, 2020
Real estate — Land, buildings and improvements	$13,417	$—
Accumulated depreciation and amortization	(2,306)	—
Assets held for sale, net	$11,111	$—

At September 30, 2021, we had one property classified as Assets held for sale, net, with an aggregate carrying value of $11.1 million, which was sold in October 2021 (Note 14).

Equity Investment in Real Estate

On December 23, 2020 we sold our 100% interest in an unconsolidated investment in our Self Storage segment that related to a joint venture for three self-storage facilities in Canada. This entity was jointly owned with a third party, which was also the general partner of the joint venture. As of both September 30, 2021 and December 31, 2020, we no longer have any equity method investments.

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

CPA:18 – Global 9/30/2021 10-Q – 15

Notes to Condensed Consolidated Financial Statements (Unaudited)
Notes Receivable

As of September 30, 2021, our notes receivable was comprised of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York, with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. Interest-only payments at a rate of 10% per annum are due through its maturity date. As of both September 30, 2021 and December 31, 2020, the balance for this note receivable remained $28.0 million. On July 28, 2020, we were notified that the borrower had defaulted on the mortgage loan senior to our mezzanine tranche, and since that date through September 30, 2021 we have received $3.3 million from the borrower, which is recognized as a liability within Accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets. We are currently evaluating our rights and options in connection with the senior loan default and therefore have not recognized these amounts within interest income for the three and nine months ended September 30, 2021, or the three months ended September 30, 2020. Interest income was $1.4 million for the nine months ended September 30, 2020, and is included in Other operating and interest income in our condensed consolidated statements of operations.

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Lease payments receivable	$13,289	$14,325
Unguaranteed residual value	15,559	15,559
	28,848	29,884
Less: unearned income	(11,472)	(12,466)
Less: allowance for credit losses	(485)	(485)
	$16,891	$16,933

Interest income from direct financing leases was $0.4 million for both the three months ended September 30, 2021 and 2020, and $1.1 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in Lease revenues — net-leased in our condensed consolidated statements of operations.

During the nine months ended September 30, 2020, we recorded an allowance for credit losses of $4.9 million due to changes in expected economic conditions for a net investment in a direct financing lease, which was included in Allowance for credit losses in our condensed consolidated statements of operations. This allowance for credit losses was fully reversed during the fourth quarter of 2020, when the tenant emerged from bankruptcy and the investment was reclassified as an operating lease, and is therefore not reflected in the table above. We did not record an additional allowance for credit losses during the three and nine months ended September 30, 2021.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. As of both September 30, 2021 and December 31, 2020, we had no significant finance receivable balances that were past due; however, we have an allowance for credit losses. Additionally, there were no material modifications of finance receivables during the nine months ended September 30, 2021.

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

CPA:18 – Global 9/30/2021 10-Q – 16

Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
1 – 3	3	3	$16,891	$16,933
4	1	1	28,000	28,000
5	—	—	—	—
	0		$44,891	$44,933

Note 6. Intangible Assets and Liabilities

In-place lease and above-market rent intangibles are included in In-place lease and other intangible assets in the condensed consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements.

Goodwill is included in our Net Lease segment and included in Other assets, net in the condensed consolidated financial statements. As a result of foreign currency translation adjustments, goodwill decreased from $27.3 million as of December 31, 2020 to $26.3 million as of September 30, 2021.

Intangible assets and liabilities are summarized as follows (in thousands):

		September 30, 2021			December 31, 2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	7 – 23	$240,099	$(159,875)	$80,224	$244,963	$(151,613)	$93,350
Above-market rent	7 – 30	10,417	(5,988)	4,429	10,773	(5,670)	5,103
		250,516	(165,863)	84,653	255,736	(157,283)	98,453
Indefinite-Lived Intangible Assets
Goodwill		26,282	—	26,282	27,259	—	27,259
Total intangible assets		$276,798	$(165,863)	$110,935	$282,995	$(157,283)	$125,712

Finite-Lived Intangible Liabilities
Below-market rent	7 – 30	$(14,686)	$8,509	$(6,177)	$(14,776)	$7,755	$(7,021)
Total intangible liabilities		$(14,686)	$8,509	$(6,177)	$(14,776)	$7,755	$(7,021)

Net amortization of intangibles, including the effect of foreign currency translation, was $3.5 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively, and $10.8 million and $10.6 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to rental income; and amortization of in-place lease intangibles is included in Depreciation and amortization on our condensed consolidated statements of operations.

CPA:18 – Global 9/30/2021 10-Q – 17

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and nine months ended September 30, 2021 and 2020. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our condensed consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse secured debt, net (a) (b)	3	$1,248,224	$1,264,814	$1,310,378	$1,329,482
Notes receivable (c)	3	28,000	28,000	28,000	28,000
___________
(a)As of September 30, 2021 and December 31, 2020, the carrying value of Non-recourse secured debt, net includes unamortized deferred financing costs of $6.9 million for both periods, and unamortized premium, net of $2.9 million and $2.5 million, respectively (Note 9).
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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both September 30, 2021 and December 31, 2020.

CPA:18 – Global 9/30/2021 10-Q – 18

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2020 Annual Report. At both September 30, 2021 and December 31, 2020, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Foreign currency collars	Other assets, net	$626	$440	$—	$—
Interest rate caps	Other assets, net	14	21	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,905)	(3,350)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(198)
		640	461	(1,905)	(3,548)
Derivatives Not Designated as Hedging Instruments
Interest rate caps	Other assets, net	16	—	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(9)	(28)
		16	—	(9)	(28)
Total derivatives		$656	$461	$(1,914)	$(3,576)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

	Amount of Income (Loss) Recognized on Derivatives in Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Interest rate swaps	$234	$708	$1,445	$(1,942)
Foreign currency collars	109	(810)	384	(310)
Interest rate caps	90	(50)	86	(174)
Foreign currency forward contracts	—	(249)	—	(742)
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	—	(16)	—	113
Total	$433	$(417)	$1,915	$(3,055)
___________
CPA:18 – Global 9/30/2021 10-Q – 19

Notes to Condensed Consolidated Financial Statements (Unaudited)
(a)The changes in fair value and the settlement of these contracts were reported in the foreign currency translation adjustment section of Other comprehensive (loss) income.

		Amount of (Loss) Gain on Derivatives Reclassified from Other Comprehensive Loss into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate swaps	Interest expense	$(245)	$(881)	$(1,107)	$(1,494)
Interest rate caps	Interest expense	(101)	(22)	(166)	(59)
Foreign currency collars	Other gains and (losses)	66	189	176	543
Foreign currency forward contracts	Other gains and (losses)	—	228	—	770
Total		$(280)	$(486)	$(1,097)	$(240)

Amounts reported in Other comprehensive (loss) income related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of September 30, 2021, we estimated that an additional $0.9 million and $0.5 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

		Amount of Gain on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign currency collars	Other gains and (losses)	$21	$(109)	$(21)	$(118)
Interest rate swap	Interest expense	6	5	18	16
Foreign currency forward contracts	Other gains and (losses)	—	(23)	—	(16)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	245	881	1,107	1,494
Total		$272	$754	$1,104	$1,376

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

CPA:18 – Global 9/30/2021 10-Q – 20

Notes to Condensed Consolidated Financial Statements (Unaudited)
The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of September 30, 2021 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2021 (a)
Interest rate swaps	6	43,461	USD	$(1,905)
Interest rate caps	2	59,000	GBP	16
Interest rate caps	4	61,913	EUR	14
Derivatives Not Designated as Hedging Instruments
Interest rate swap (b)	1	8,461	EUR	(9)
				$(1,884)
___________
(a)Fair value amount is based on the exchange rate of the respective currencies as of September 30, 2021, as applicable.
(b)This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro, the Norwegian krone, and, to a lesser extent, the British pound sterling. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent that there is a difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other gains and (losses) in the condensed consolidated financial statements.

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency collars. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars have maturities of 62 months or less.

The following table presents the foreign currency derivative contracts we had outstanding and their designations as of September 30, 2021 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2021
Designated as Cash Flow Hedging Instruments
Foreign currency collars	8	5,200	EUR	$537
Foreign currency collars	6	7,500	NOK	89
				$626

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2021. At September 30, 2021, our total credit exposure was $0.6 million and the maximum exposure to any single counterparty was $0.5 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of September 30, 2021, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.0 million and $3.7 million as of September 30, 2021 and December 31, 2020, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of September 30, 2021 or December 31, 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.0 million and $3.8 million, respectively.

CPA:18 – Global 9/30/2021 10-Q – 21

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Non-Recourse Secured Debt, Net

As of September 30, 2021, the weighted-average interest rate for our total non-recourse secured debt was 3.7% (fixed-rate and variable-rate non-recourse secured debt were 3.9% and 3.2%, respectively), with maturity dates ranging from October 2021 to April 2039.

Financing Activity

During the nine months ended September 30, 2021, we obtained the following non-recourse mortgage loans and construction loans in connection with certain student housing properties (dollars in thousands):

Property Location(s)	Date Obtained	Interest Rate	Rate Type	Maturity Date	Drawdowns (a)	Loan Amount (a)
Malaga, Spain (b)	3/31/2021	2.5%	Variable	12/31/2023	$27,261	$27,261
Swansea, United Kingdom (c)	4/6/2021	6.4%	Variable	10/5/2023	20,288	56,577
Porto, Portugal (b) (d)	4/30/2021	2.8%	Fixed	4/30/2025	16,432	18,123
Pamplona, Spain (b)	9/30/2021	2.5%	Variable	12/31/2023	19,684	19,684
						$121,645
___________
(a)Amounts are based on the exchange rate of the euro or British pound sterling, as applicable, on the date of the transactions.
(b)Represents a non-recourse mortgage loan.
(c)Represents a construction loan for a student housing development project, which we currently expect to be completed in the third quarter of 2022. This loan has a one-year extension option.
(d)At closing, we drew down the first tranche of the loan of $16.4 million, which bears a fixed interest rate of 2.8%. The second tranche of $1.7 million is undrawn as of September 30, 2021, and would bear a variable interest rate equal to the Euro Interbank Offering Rate plus 2.5% when drawn.

Repayments

On September 3, 2021, we repaid a non-recourse mortgage loan of $83.3 million with an interest rate of 2.3% in connection with the disposition of two student housing operating properties encumbered by the loan (Note 12). We recognized a net loss on extinguishment of debt of $1.5 million on this prepayment, which is included within Other gains and (losses) on our condensed consolidated statements of operations.

During the nine months ended September 30, 2021, we repaid three other non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $49.1 million and a weighted-average interest rate of 4.1%.

CPA:18 – Global 9/30/2021 10-Q – 22

Notes to Condensed Consolidated Financial Statements (Unaudited)
Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2021, each of the next four calendar years following December 31, 2021, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2021 (remainder) (a)	$48,576
2022	185,668
2023	367,777
2024	204,942
2025	342,897
Thereafter through 2039	102,393
Total principal payments	1,252,253
Unamortized deferred financing costs	(6,936)
Unamortized premium, net	2,907
Total	$1,248,224
___________
(a)Includes non-recourse secured debt (with a principal balance of $40.8 million as of September 30, 2021), for which, in October 2021, we extended the maturity date by one year, from October 31, 2021 to October 31, 2022.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2021.

The carrying value of our Non-recourse secured debt, net decreased by $27.5 million in the aggregate from December 31, 2020 to September 30, 2021, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Covenants

Our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. Our compliance with such covenants depends on many factors that could be impacted by current or future economic conditions, including the adverse impact of the COVID-19 pandemic. Other than the breaches discussed below, we were in compliance with our covenants at September 30, 2021.

As of September 30, 2021, we were in breach of a non-recourse mortgage loan encumbering a net-leased property for non-payment of a $4.1 million scheduled payment of mortgage principal (principal balance of $54.0 million as of September 30, 2021). The lender has the right to call the loan and apply any restricted cash towards the repayment of the loan. As of the date of this Report, the lender has not enforced this right and we are in separate negotiations with the lender and the tenant for the loan and lease renewal, respectively.

As of September 30, 2021, we were in breach of a tenant occupancy covenant on one of our non-recourse mortgage loans (principal balance of $6.9 million as of that date) encumbering two properties net-leased to the same tenant. As a result of the breach, the lender has declared a “cash trap” for rents paid totaling $1.0 million, to be transferred to a reserve account with the lender. Although the tenant is current on rent, they are not currently occupying the property.

Note 10. Commitments and Contingencies

As of September 30, 2021, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our condensed consolidated financial statements of operations or results of operations.

See Note 4 for unfunded construction commitments.

CPA:18 – Global 9/30/2021 10-Q – 23

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Earnings (Loss) Per Share and Equity

Basic and Diluted Earnings (Loss) Per Share

The following table presents earnings (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2021			2020
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	120,364,095	$27,968	$0.23	118,715,886	$2,607	$0.02
Class C common stock	32,027,757	7,443	0.23	32,442,454	696	0.02
Net income attributable to CPA:18 – Global		$35,411			$3,303

	Nine Months Ended September 30,
	2021			2020
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Loss	Basic and Diluted Loss Per Share
Class A common stock	119,949,052	$29,890	$0.25	118,389,942	$(4,719)	$(0.04)
Class C common stock	32,103,111	7,998	0.25	32,460,383	(1,349)	(0.04)
Net income (loss) attributable to CPA:18 – Global		$37,888			$(6,068)

The allocation of Net income (loss) attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation included less than $0.1 million of interest expense for both the three and nine months ended September 30, 2020, related to the accretion of interest on the annual distribution and shareholder servicing fee liability. As of December 31, 2020, we have no further obligation with respect to the distribution and shareholder servicing fee as the total underwriting compensation paid in respect to the offering reached the Financial Industry Regulatory Authority limit of 10% of the gross offering proceeds. As a result, interest expense related to the accretion of the distribution and shareholder servicing fee no longer impacts the Class C common stock.

Distributions

For the three months ended September 30, 2021, our board of directors declared quarterly distributions of $0.0625 per share for both our Class A and Class C common stock, which were paid on October 15, 2021 to stockholders of record on September 30, 2021, in the amount of $9.5 million.

CPA:18 – Global 9/30/2021 10-Q – 24

Notes to Condensed Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,884)	$(29,224)	$(31,108)
Other comprehensive loss before reclassifications	153	(13,636)	(13,483)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	346	—	346
Other gains and (losses)	(66)	—	(66)
Net current-period other comprehensive loss	433	(13,636)	(13,203)
Net current-period other comprehensive loss attributable to noncontrolling interests	(4)	958	954
Ending balance	$(1,455)	$(41,902)	$(43,357)

	Three Months Ended September 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(2,626)	$(67,320)	$(69,946)
Other comprehensive income before reclassifications	(887)	23,387	22,500
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	903	—	903
Other gains and (losses)	(417)	—	(417)
Net current-period other comprehensive income	(401)	23,387	22,986
Net current-period other comprehensive income attributable to noncontrolling interests	15	(1,862)	(1,847)
Ending balance	$(3,012)	$(45,795)	$(48,807)

	Nine Months Ended September 30, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(3,363)	$(16,567)	$(19,930)
Other comprehensive loss before reclassifications	818	(27,224)	(26,406)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,273	—	1,273
Other gains and (losses)	(176)	—	(176)
Net current-period other comprehensive loss	1,915	(27,224)	(25,309)
Net current-period other comprehensive loss attributable to noncontrolling interests	(7)	1,889	1,882
Ending balance	$(1,455)	$(41,902)	$(43,357)

CPA:18 – Global 9/30/2021 10-Q – 25

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$138	$(56,673)	$(56,535)
Other comprehensive income before reclassifications	(3,408)	11,611	8,203
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,553	—	1,553
Other gains and (losses)	(1,313)	—	(1,313)
Net current-period other comprehensive income	(3,168)	11,611	8,443
Net current-period other comprehensive income attributable to noncontrolling interests	18	(733)	(715)
Ending balance	$(3,012)	$(45,795)	$(48,807)

See Note 8 for additional information on our derivative activity recognized within Other comprehensive (loss) income for the periods presented.

Note 12. Property Dispositions

We may decide to dispose of a property due to a variety of circumstances, including but not limited to, vacancy, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our condensed consolidated balance sheet.

2021 — Operating Real Estate — Land, Buildings and Improvements

On September 3, 2021, we sold two student housing operating properties located in Cardiff and Portsmouth, United Kingdom, for total proceeds, net of selling costs, of $147.8 million (based on the exchange rate of the British pound sterling on the date of disposition) and recognized a net gain on these sales totaling $40.3 million (inclusive of $3.2 million attributable to a noncontrolling interest and income taxes totaling $0.4 million recognized upon sale). In connection with this disposition, we repaid the $83.3 million non-recourse mortgage loan encumbering the properties (Note 9). If certain rental metrics are achieved at these properties during the fourth quarter of 2021, we are entitled to additional disposition proceeds.

2020 — Real Estate — Land, Buildings and Improvements

On July 22, 2020, our warehouse facility located in Freetown, Massachusetts, was disposed of through eminent domain. As a result, we received condemnation proceeds, net of selling costs, of $6.1 million, and recognized a gain on sale of $3.3 million. We repaid the $3.2 million non-recourse mortgage loan previously encumbering the property using the condemnation proceeds.

CPA:18 – Global 9/30/2021 10-Q – 26

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Lease
Revenues (a)	$32,135	$25,943	$90,064	$76,548
Operating expenses	(19,412)	(14,925)	(54,997)	(50,948)
Gain on sale of real estate, net	—	3,285	—	3,285
Interest expense	(9,210)	(7,013)	(25,019)	(20,614)
Other gains and (losses)	(666)	(444)	(264)	(3,660)
Benefit from (provision for) income taxes	453	(163)	1,294	(865)
Net income attributable to noncontrolling interests	(420)	(259)	(1,008)	(2,485)
Net income attributable to CPA:18 – Global	$2,880	$6,424	$10,070	$1,261
Self Storage
Revenues	$18,806	$15,430	$52,214	$45,456
Operating expenses	(9,465)	(9,299)	(27,531)	(27,474)
Interest expense	(2,769)	(3,356)	(9,069)	(10,086)
Other gains and (losses) (b)	(144)	(169)	(178)	(378)
Provision for income taxes	(30)	(28)	(118)	(76)
Net income attributable to CPA:18 – Global	$6,398	$2,578	$15,318	$7,442
Other Operating Properties
Revenues	$2,501	$1,809	$9,143	$6,566
Operating expenses	(3,402)	(2,178)	(8,381)	(4,987)
Gain on sale of real estate, net	40,332	—	40,332	—
Interest expense	(523)	(410)	(1,690)	(854)
Other gains and (losses)	(1,508)	2	(1,511)	21
Benefit from income taxes	107	1	150	53
Net (income) loss attributable to noncontrolling interests	(2,993)	81	(2,929)	111
Net income attributable to CPA:18 – Global	$34,514	$(695)	$35,114	$910
All Other
Revenues (c)	$—	$—	$—	$1,420
Operating expenses	—	(38)	(12)	(38)
Other gains and (losses)	—	65	—	65
Net income (loss) attributable to CPA:18 – Global	$—	$27	$(12)	$1,447
Corporate
Unallocated Corporate Overhead (d)	$(6,758)	$(3,863)	$(17,653)	$(12,015)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(1,623)	$(1,168)	$(4,949)	$(5,113)
Total Company
Revenues (a) (c)	$53,442	$43,182	$151,421	$129,990
Operating expenses	(37,895)	(31,478)	(106,471)	(98,288)
Gain on sale of real estate, net	40,332	3,285	40,332	3,285
Interest expense	(12,558)	(10,815)	(35,898)	(31,658)
Other gains and (losses) (b) (d)	(2,764)	895	(2,828)	(326)
(Provision for) benefit from income taxes	(110)	(420)	218	(1,584)
Net income attributable to noncontrolling interests	(5,036)	(1,346)	(8,886)	(7,487)
Net income (loss) attributable to CPA:18 – Global	$35,411	$3,303	$37,888	$(6,068)
CPA:18 – Global 9/30/2021 10-Q – 27

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Total Assets
	September 30, 2021	December 31, 2020
Net Lease	$1,658,818	$1,688,259
Self Storage	343,295	345,936
Other Operating Properties	151,292	258,017
All Other	28,000	28,009
Corporate	53,244	38,697
Total Company	$2,234,649	$2,358,918
__________
(a)The three months ended September 30, 2021 and 2020 include straight-line rent adjustments of $0.5 million and $0.2 million, respectively, and $2.4 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. Straight-line lease revenue is included within Lease revenues — net-leased within our condensed consolidated financial statements.
(b)Includes Losses from equity method investment in real estate for the three and nine months ended September 30, 2020. In December 2020, we sold our sole equity method investment.
(c)On July 28, 2020, we were notified that the borrower had defaulted on the mortgage loan senior to our mezzanine tranche, and since that date we have not recognized interest income (Note 5).
(d)Included in unallocated corporate overhead are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments. Asset management fees totaled $3.2 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively, and $9.5 million and $8.9 million for the nine months ended September 30, 2021 and 2020, respectively (Note 3).

Note 14. Subsequent Events

Disposition

In October 2021, we sold a retail facility in Zadar, Croatia, for gross proceeds of $14.4 million. In connection with the disposition, we repaid the $8.3 million non-recourse mortgage loan encumbering the property. Amounts are based on the exchange rate of the euro on the date of the transaction. This property was classified as held for sale as of September 30, 2021 (Note 4).
CPA:18 – Global 9/30/2021 10-Q – 28

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

Significant Developments

Evaluation of Possible Liquidity Alternatives

On August 31, 2021, we reported that our independent directors intended to begin the process of evaluating possible liquidity alternatives for our stockholders, which included an unsolicited preliminary proposal for a potential business combination transaction received from affiliates of our Advisor. The independent directors have formed a special committee and retained advisors. There can be no assurance as to the form or timing of any liquidity alternative or that any alternative may be pursued at all for the foreseeable future. We do not intend to discuss the evaluation process unless and until a particular alternative is selected.

COVID-19

Our Advisor continues to actively engage in discussions with our tenants and the third-party managers of our operating properties regarding the impact of the COVID-19 pandemic on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 94% of contractual base rent that was due in the third quarter of 2021 (based on contractual minimum annualized base rent (“ABR”) as of June 30, 2021) and 96% of contractual rents due at our self-storage properties during the three months ended September 30, 2021. Given the significant uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding rent collections for the third quarter of 2021 should not serve as an indication of expected future rent collections.

As of September 30, 2021, our debt and interest obligations due within one year totaled $241.0 million, and we expect to fund capital commitments of $65.1 million in the next year, primarily for our three student housing development projects. We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements, primarily through available cash and cash equivalents, cash received under net lease and operating lease agreements (which includes nine student housing properties placed into service during 2020 and 2021), and undrawn capacity under our construction loans. If necessary, we are able to borrow up to $50.0 million under an unsecured revolving line of credit with WPC (scheduled to mature on March 31, 2022), which had no outstanding balance as of September 30, 2021 (Note 3). Additional sources of liquidity, if necessary, includes leveraging our unleveraged properties (which had an aggregate carrying value of $126.3 million as of September 30, 2021), refinancing existing debt obligations, and asset sales. To help us preserve cash, since April 1, 2020, at our option our Advisor has received all asset management fees in shares of our Class A common stock (Note 3). In addition, in order to enable us to retain cash and preserve financial flexibility, (i) since the second quarter of 2020, our distributions declared for both Class A and Class C common stock were reduced from previous levels and (ii) since August 2020, we have generally limited the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP.

Net Asset Values

Our NAVs as of June 30, 2021 were $8.91 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated September 10, 2021 and the 2020 Annual Report for additional information regarding the calculation of our NAVs. Our Advisor currently intends to determine our quarterly NAVs as of September 30, 2021 during the fourth quarter of 2021.

CPA:18 – Global 9/30/2021 10-Q – 29

Financial Highlights

During the nine months ended September 30, 2021, we completed the following (as further described in the condensed consolidated financial statements).

Projects Placed into Service

During the nine months ended September 30, 2021, we completed and placed into service four student housing properties totaling $172.2 million of capitalized costs. Three of the properties are located in Spain and one is located in Portugal. All four of the properties are subject to net lease agreements with a third party (which includes fixed minimum rents), and are included in Real estate — Land, buildings and improvements in the condensed consolidated balance sheets.

Disposition Activity

On September 3, 2021, we sold two student housing operating properties located in Cardiff and Portsmouth, United Kingdom, for total proceeds, net of selling costs, of $147.8 million (based on the exchange rate of the British pound sterling on the date of disposition), and recognized a net gain on these sales totaling $40.3 million (inclusive of $3.2 million attributable to a noncontrolling interest) (Note 12). In connection with this disposition, we prepaid a non-recourse mortgage loan of $83.3 million with an interest rate of 2.3% encumbering the disposed properties (Note 9).

Financing Activity

During the nine months ended September 30, 2021, we obtained non-recourse mortgage loans and construction loans in connection with four student housing properties totaling approximately $121.6 million, with drawdowns totaling approximately $83.7 million during the period (amounts are based on the applicable exchange rates on the date of the transactions) (Note 9).

Mortgage Loan Repayments

During the nine months ended September 30, 2021, we repaid three non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $49.1 million and a weighted-average interest rate of 4.1% (Note 9).

Consolidated Results

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$53,442	$43,182	$151,421	$129,990
Net income (loss) attributable to CPA:18 – Global	35,411	3,303	37,888	(6,068)

Cash distributions paid	9,496	8,809	28,413	54,398
Distributions declared (a)	9,480	8,869	28,443	40,522

Net cash provided by operating activities			64,789	64,637
Net cash provided by (used in) investing activities			47,632	(131,689)
Net cash used in financing activities			(106,973)	(24,504)

Supplemental financial measures (b):
FFO attributable to CPA:18 – Global	13,860	14,174	47,013	31,178
MFFO attributable to CPA:18 – Global	17,129	13,215	49,087	43,966
Adjusted MFFO attributable to CPA:18 – Global	16,963	13,016	46,527	44,163
__________
CPA:18 – Global 9/30/2021 10-Q – 30

(a)Quarterly distributions declared are generally paid in the subsequent quarter. Since the second quarter of 2020, our distributions declared for both Class A and Class C common stock were reduced from previous levels to enable us to retain cash and preserve financial flexibility.
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

Revenues

Total revenues increased for the three and nine months ended September 30, 2021 as compared to the same periods in 2020, primarily due to higher revenues from self-storage operating properties (driven by an increase in occupancy and unit rates) and the positive impact of our student housing properties placed into service during 2020 and 2021, as well as the write-off of straight-line rent during the nine months ended September 30, 2020 (Note 2). In addition, for the three months ended September 30, 2021 as compared to the same period in 2020, higher rent was collected as businesses recover from the initial effects of the COVID-19 pandemic, while for the nine months ended September 30, 2021 as compared to the same period in 2020, uncollected rent was higher due to the adverse effect of the COVID-19 pandemic.

Net Income (Loss) Attributable to CPA:18 – Global

Net income (loss) attributable to CPA:18 – Global increased for the three and nine months ended September 30, 2021 as compared to the same periods in 2020, primarily due to a higher gain on sale of real estate (Note 12), higher revenues from self-storage operating properties and the positive impact of the nine student housing properties placed into service during 2020 and 2021, as well as the write-off of straight-line rent (Note 2) and the allowance for credit losses (Note 5) recorded during the nine months ended September 30, 2020, partially offset by higher interest expense (primarily due to the impact of mortgage financings obtained on five of the student housing properties placed into service during 2020).

MFFO and Adjusted MFFO Attributable to CPA:18 – Global

MFFO and Adjusted MFFO increased for the three and nine months ended September 30, 2021 as compared to the same periods in 2020, primarily due to higher revenues from self-storage operating properties and the positive impact of our student housing properties placed into service during 2020 and 2021, partially offset by higher interest expense. In addition, for the three months ended September 30, 2021 as compared to the same period in 2020, higher rent was collected as businesses recover from the initial effects of the COVID-19 pandemic, while for the nine months ended September 30, 2021 as compared to the same period in 2020, uncollected rent was higher due to the adverse effect of the COVID-19 pandemic.

CPA:18 – Global 9/30/2021 10-Q – 31

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

Portfolio Summary

	September 30, 2021	December 31, 2020
Number of net-leased properties	54	50
Number of operating properties (a)	66	68
Number of development projects	3	7
Number of tenants (net-leased properties)	66	65
Total portfolio square footage (in thousands)	15,657	15,400
Occupancy (net-leased properties)	98.7%	98.6%
Weighted-average lease term (net-leased properties in years)	10.1	9.5
Number of countries	11	11
Total assets (consolidated basis in thousands)	$2,234,649	$2,358,918
Net investments in real estate (consolidated basis in thousands)	1,995,878	2,124,244
Debt, net — pro rata (in thousands)	1,134,189	1,193,322

	Nine Months Ended September 30,
(dollars in thousands, except exchange rates)	2021	2020
Projects placed into service — consolidated (b)	$172,181	$150,733
Financing obtained — consolidated	107,778	54,193
Financing obtained — pro rata	103,451	49,489
Average U.S. dollar/euro exchange rate	1.1961	1.1237
Average U.S. dollar/Norwegian krone exchange rate	0.1169	0.1051
Average U.S. dollar/British pound sterling exchange rate	1.3845	1.2711
__________
(a)As of September 30, 2021, our operating portfolio consisted of 65 self-storage properties and one student housing operating property. As of December 31, 2020, our operating portfolio consisted of 65 self-storage properties and three student housing operating properties.
(b)Comprised of student housing development properties placed into service (Note 4). During the nine months ended September 30, 2021, we completed and placed into service four student housing properties, all of which are subject to net lease agreements upon completion. During the nine months ended September 30, 2020, we completed and placed into service three student housing properties, two of which are subject to net lease agreements upon completion.

CPA:18 – Global 9/30/2021 10-Q – 32

The tables below present information about our portfolio on a pro rata basis as of and for the nine months ended September 30, 2021. See Terms and Definitions below for a description of Pro Rata Metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI (a)	Percent
Net-Leased
Office	$31,351	33%
Warehouse	9,917	10%
Industrial	7,124	8%
Retail	6,724	7%
Hospitality	3,076	3%
Residential	2,856	3%
Net-Leased Total	61,048	64%

Operating
Self Storage	33,590	35%
Other operating properties	922	1%
Operating Total	34,512	36%
Total	$95,560	100%
__________
(a)For the nine months ended September 30, 2021, we did not recognize approximately $8.3 million of contractual base rent that was not collected due to the adverse impact of the COVID-19 pandemic (Note 2), which reduced Stabilized NOI for certain tenants.

CPA:18 – Global 9/30/2021 10-Q – 33

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI (a)	Percent
United States
South	$26,732	28%
Midwest	18,610	20%
West	11,443	12%
East	7,709	8%
U.S. Total	64,494	68%

International
Norway	8,684	9%
The Netherlands	7,071	7%
Poland	3,414	4%
Croatia	2,853	3%
Spain	2,750	3%
Germany	2,173	2%
Mauritius	2,048	2%
Slovakia	1,967	2%
Portugal	106	—%
International Total	31,066	32%
Total	$95,560	100%
__________
(a)For the nine months ended September 30, 2021, we did not recognize approximately $8.3 million of contractual base rent that was not collected due to the adverse impact of the COVID-19 pandemic (Note 2), which reduced Stabilized NOI for certain tenants.

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor (a)	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Rabobank Groep NV (b)	Office	Banking	Eindhoven, Netherlands	$4,775	5%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging and Glass	University Park, Illinois	4,651	5%
Bank Pekao S.A. (b)	Office	Banking	Warsaw, Poland	3,414	4%
Siemens AS (b)	Office	Capital Equipment	Oslo, Norway	3,223	3%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	2,991	3%
Brookfield Strategic Real Estate Partners (b)	Residential	Residential	Various Spain and Portugal	2,856	3%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	2,820	3%
Orbital ATK, Inc.	Office	Metals and Mining	Plymouth, Minnesota	2,706	3%
COOP Ost AS (b)	Retail	Grocery	Oslo, Norway	2,664	3%
Belk, Inc.	Warehouse	Retail	Jonesville, South Carolina	2,498	3%
Total				$32,598	35%
__________
CPA:18 – Global 9/30/2021 10-Q – 34

(a)For the nine months ended September 30, 2021 we did not recognize $7.9 million of contractual base rent that was not collected from two former top ten tenants (by Stabilized NOI), which have been adversely impacted by the COVID-19 pandemic (Note 2). At September 30, 2021, ABR for these two tenants totaled $11.4 million.
(b)Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of September 30, 2021. See Terms and Definitions below for a description of Pro Rata Metrics, Stabilized NOI and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Residential	$14,130	13%
Hotel and Leisure	13,401	13%
Banking	11,233	11%
Grocery	7,316	7%
Containers, Packaging, and Glass	6,213	6%
Capital Equipment	5,394	5%
Insurance	5,047	5%
Utilities: Electric	4,403	4%
Retail	3,907	4%
Metals and Mining	3,763	4%
Sovereign and Public Finance	3,761	4%
High Tech Industries	3,627	3%
Advertising, Printing, and Publishing	3,309	3%
Business Services	3,220	3%
Oil and Gas	2,877	3%
Healthcare and Pharmaceuticals	2,803	3%
Automotive	2,073	2%
Construction and Building	1,583	2%
Non-Durable Consumer Goods	1,278	1%
Cargo Transportation	1,130	1%
Telecommunications	1,123	1%
Wholesale	1,091	1%
Electricity	1,088	1%
Other (a)	399	—%
Total	$104,169	100%
__________
(a)Includes ABR from tenants in the durable consumer goods and consumer services industries.

CPA:18 – Global 9/30/2021 10-Q – 35

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
Remaining 2021	1	$2	—%
2022	1	11	—%
2023	12	15,215	15%
2024	14	4,992	5%
2025	8	5,660	5%
2026	7	8,181	8%
2027	2	2,496	2%
2028	4	6,202	6%
2029	4	9,457	9%
2030	3	4,656	4%
2031	4	5,496	5%
2032	5	9,352	9%
2033	—	—	—%
2034	6	5,656	5%
Thereafter (>2034)	8	26,793	27%
Total	79	$104,169	100%
__________
(a)Assumes tenant does not exercise renewal option.

Lease Composition and Leasing Activities

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices, or percentage rents. As of September 30, 2021, approximately 45.4% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 41.0% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 1.8% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents are insignificant for the periods presented.

In September 2021, we restructured the leases with a tenant in two net lease hotel properties located in Germany. Certain rents due from 2020 through 2022 have been deferred, to be paid in equal installments of approximately $2.0 million annually (based on the exchange rate of the euro as of September 30, 2021) from 2023 through 2027, in addition to base rent due. Deferred rent will be recognized as collected. Rents due from 2020 through 2021 totaling approximately $5.4 million (based on the exchange rate of the euro as of September 30, 2021) were waived in connection with this restructuring. However, such rents were not previously recognized, therefore there is no impact on our results of operations as a result of waiving rents.

CPA:18 – Global 9/30/2021 10-Q – 36

Operating Properties

As of September 30, 2021, our operating portfolio consisted of 65 self-storage properties and one student housing operating property. As of September 30, 2021, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	21	1,778
Texas	13	1,009
California	10	860
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington, D.C.	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
Total	66	5,128

Development Projects

As of September 30, 2021, we had the following three consolidated student housing development projects, including joint ventures, which remained under construction as of that date (dollars in thousands):

Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b) (c)	Amount Funded (b) (c)	Estimated Completion Date
Swansea, United Kingdom (d)	97.0%	1	176,496	$91,681	$60,339	Q3 2022
Granada, Spain (e)	98.5%	1	75,557	22,329	8,170	Q3 2022
Valencia, Spain (e)	98.7%	1	100,423	27,105	8,062	Q2 2023
		3	352,476	$141,115	76,571
Third-party contributions (f)					(1,652)
Total					$74,919
__________
(a)Represents our expected ownership percentage upon the completion of each respective development project.
(b)Amounts are based on the applicable exchange rate as of September 30, 2021.
(c)Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees paid to our Advisor, which are all included in Real estate under construction on our condensed consolidated balance sheets.
(d)Amount funded for this project includes a $7.4 million right-of-use (“ROU”) land lease asset as of September 30, 2021, and is included in In-place lease and other intangible assets on our condensed consolidated balance sheets.
(e)Included as part of an agreement with a third party to become a net-leased property upon completion of construction.
(f)Amount represents the funds contributed from our joint-venture partners.

CPA:18 – Global 9/30/2021 10-Q – 37

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared on a pro rata basis (“Pro Rata Metrics”). We have a number of investments in which our economic ownership is less than 100%. On a full consolidation basis, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income (loss) from that investment. On a pro rata basis, we generally present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of September 30, 2021. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

CPA:18 – Global 9/30/2021 10-Q – 38

Reconciliation of Net Income (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net Income (Loss) (GAAP)	$46,774	$1,419
Adjustments:
Depreciation and amortization	51,307	44,755
Allowance for credit losses	—	4,865
Gain on sale of real estate, net	(40,332)	(3,285)
Interest expense	35,898	31,658
Other gains and (losses)	2,828	(60)
Losses from equity method investment in real estate	—	386
(Benefit from) provision for income taxes	(218)	1,584
NOI related to noncontrolling interests (1)	(9,540)	(9,077)
NOI related to equity method investment in real estate (2)	—	1,307
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$86,717	$73,552

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(8,886)	$(7,487)
Depreciation and amortization	(5,074)	(4,666)
Gain on sale of real estate, net	3,236	—
Interest expense	(3,484)	(3,372)
Other gains and (losses)	(438)	1,519
Benefit from (provision for) income taxes	157	(184)
Available Cash Distributions to a related party (Note 3)	4,949	5,113
NOI related to noncontrolling interests	$(9,540)	$(9,077)

(2) NOI related to equity method investment in real estate:
Losses from equity method investment in real estate (GAAP)	$—	$(386)
Depreciation and amortization	—	619
Interest expense	—	1,279
Other gains and (losses)	—	(215)
Benefit from income taxes	—	10
NOI related to equity method investment in real estate	$—	$1,307

CPA:18 – Global 9/30/2021 10-Q – 39

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Nine Months Ended September 30,
	2021	2020
Net-leased	$61,048	$57,789
Self storage	33,590	28,190
Other operating properties	922	3,819
Stabilized NOI	95,560	89,798
Other NOI:
Corporate (a)	(15,731)	(14,800)
Disposed properties	3,186	(89)
Straight-line rent adjustments (b)	3,055	(5,002)
Non-core income (c)	270	1,971
Notes receivable	(12)	1,383
	86,328	73,261
Development projects (d)	389	(37)
Recently-opened operating properties	—	328
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$86,717	$73,552
_________
(a)Includes expenses such as asset management fees, the Available Cash Distributions to our Advisor, and other costs that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance.
(b)The nine months ended September 30, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2).
(c)The nine months ended September 30, 2020 includes NOI related to lease related settlements collected from tenants that were previously reserved in prior periods, as well as termination income received.
(d)Includes NOI for our ongoing or recently placed into service student housing development projects.

CPA:18 – Global 9/30/2021 10-Q – 40

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

Revenues

The following table presents our consolidated revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues
Revenues from:
Existing net-leased properties	$29,190	$25,087	$4,103	$82,894	$72,622	$10,272
Recently net-leased student housing properties	2,383	244	2,139	5,598	244	5,354
Net-leased properties sold or held for sale	420	474	(54)	1,273	1,467	(194)
Total net-leased revenues (including reimbursable tenant costs)	31,993	25,805	6,188	89,765	74,333	15,432
Revenues from:
Existing operating properties	18,806	15,430	3,376	52,215	45,456	6,759
Recently opened operating properties	1,303	674	629	3,397	674	2,723
Operating properties sold	1,198	1,135	63	5,745	5,892	(147)
Total operating property revenues	21,307	17,239	4,068	61,357	52,022	9,335
Interest income and other	142	138	4	299	3,635	(3,336)
	$53,442	$43,182	$10,260	$151,421	$129,990	$21,431

Lease Revenues

“Existing net-leased properties” are those we acquired or placed into service prior to January 1, 2020 and were not sold during the periods presented. For the periods presented, there were 46 existing net-leased properties.

For the three months ended September 30, 2021 as compared to the same period in 2020, lease revenues increased by $4.1 million, primarily due to (i) $2.0 million of higher rent collected during the current year period as a result of the positive impact on rent collections as businesses recovered from the initial effects of the COVID-19 pandemic (uncollected rent was $1.6 million during the current year period, as compared to $3.6 million during the prior year period) (Note 2); (ii) a $1.6 million increase in reimbursable tenant costs largely due to higher property tax assessments at certain properties; and (iii) a $0.3 million increase as a result of the strengthening of the euro and Norwegian krone in relation to the U.S. dollar.

For the nine months ended September 30, 2021 as compared to the same period in 2020, lease revenues increased by $10.3 million, primarily due to (i) a $7.0 million write-off of straight-line rent in the prior year period (Note 2); (ii) a $2.8 million increase as a result of the strengthening of the euro and Norwegian krone in relation to the U.S. dollar; and (iii) a $1.4 million increase in reimbursable tenant costs largely due to higher property tax assessments at certain properties, partially offset by $1.7 million of lower rent collected during the current year period, as a result of the adverse impact of the COVID-19 pandemic (uncollected rent was $8.3 million during the current year period, as compared to $6.6 million during the prior year period) (Note 2).

“Recently net-leased student housing properties” are those we placed into service subsequent to December 31, 2019 or remain under construction as a development project (and are subject to net leases upon completion of construction). For the periods presented, there were ten recently net-leased student housing properties, comprised of eight student housing properties and two ongoing student housing development projects.

CPA:18 – Global 9/30/2021 10-Q – 41

“Net-leased properties sold or held for sale” includes one net lease property classified as held for sale at September 30, 2021 (which was sold in October 2021 (Note 4, Note 14)) and one net lease property sold during the year ended December 31, 2020.

Operating Property Revenues

“Existing operating properties” are those we acquired or placed into service prior to January 1, 2020 and were not sold during the periods presented. For the periods presented, there were 65 existing operating properties (all of which are self-storage operating properties).

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, operating property revenues from existing operating properties increased by $3.4 million and $6.8 million, respectively, due to an increase in occupancy and unit rates across our self-storage portfolio.

“Recently opened operating properties” are student housing operating properties that were placed into service subsequent to December 31, 2019, or remain under construction as a development project (and are not subject to net leases upon completion of construction). For the periods presented, we had two recently opened student housing operating properties, comprised of a student housing operating property placed into service during the third quarter of 2020 and an ongoing student housing development project.

“Operating properties sold” includes the two student housing operating properties located in the United Kingdom sold during the nine months ended September 30, 2021 (Note 12).

Interest Income and Other

Interest income and other primarily consists of interest income from our notes receivable investment (Note 5) and other non-recurring income.

For the three months ended September 30, 2021 as compared to the same period in 2020, interest income was relatively flat.

For the nine months ended September 30, 2021 as compared to the same period in 2020, interest income and other decreased by $3.3 million, primarily due to (i) a $1.4 million decrease in interest income recognition from our notes receivable as a result of the borrower default on the mortgage loan senior to our mezzanine tranche of a mortgage-backed security; (ii) the collection of $1.1 million in lease-related settlements in the prior year period as a result of a lease restructuring at one of our properties in 2019; and (iii) $0.8 million in termination income recognized in the prior year period.

Operating Expenses

Depreciation and Amortization

The following table presents our consolidated depreciation and amortization:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Depreciation and amortization
Net-leased properties	$13,755	$12,228	$1,527	$40,819	$35,351	$5,468
Operating properties	3,501	3,337	164	10,488	9,404	1,084
	$17,256	$15,565	$1,691	$51,307	$44,755	$6,552

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, depreciation and amortization increased for both our net-leased and operating properties as a result of the four and five student housing properties placed into service during 2021 and 2020, respectively.

CPA:18 – Global 9/30/2021 10-Q – 42

Allowance for Credit Losses

During the nine months ended September 30, 2020, we recorded an allowance for credit losses of $4.9 million due to changes in expected economic conditions relating to a net investment in direct financing lease (Note 5).

Other Income and (Expenses), and (Provision for) Benefit from Income Taxes

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 12.

Interest Expense

Our interest expense is directly impacted by the mortgage financings obtained, assumed, or extinguished in connection with our investment and disposition activity (Note 9).

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, interest expense increased by $1.7 million and $4.2 million, respectively, primarily as a result of the mortgage financings obtained on certain student housing properties placed into service during 2021 and 2020.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average outstanding debt balance	$1,300,560	$1,244,196	$1,316,454	$1,208,438
Weighted-average interest rate	3.6%	3.8%	3.6%	3.8%

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

2021 — For the three months ended September 30, 2021, net other losses were $2.8 million, which were primarily comprised of (i) net realized and unrealized losses of $1.7 million related to changes in foreign currency exchange rates; (ii) a net loss on extinguishment of debt of $1.5 million, recognized on the prepayment of a non-recourse mortgage loan (Note 9); and (iii) a gain of $0.4 million relating to proceeds received from a prior disposition.

2020 — For the three months ended September 30, 2020, net other gains were $1.1 million, primarily comprised of (i) net realized and unrealized gains of $1.3 million, related to changes in foreign currency exchange rates; (ii) net realized gains of $0.3 million, related to the settlement of foreign currency forward contracts and collars; (iii) interest income from our cash accounts of $0.1 million; and (iv) losses incurred of $0.6 million related to our previously owned Ghana investment.

2021 — For the nine months ended September 30, 2021, net other losses were $2.8 million, which were primarily comprised of (i) net realized and unrealized losses of $2.0 million related to changes in foreign currency exchange rates; (ii) a net loss on extinguishment of debt of $1.5 million, recognized on the prepayment of a non-recourse mortgage loan (Note 9); (iii) a gain of $0.4 million relating to proceeds received from a prior disposition; and (iv) $0.2 million in net gains realized upon the settlement of derivatives at maturity.

2020 — For the nine months ended September 30, 2020, net other gains were $0.1 million, which were primarily comprised of (i) net realized and unrealized gains of $2.0 million, related to changes in foreign currency exchange rates; (ii) net realized gains of $1.2 million, related to the settlement of foreign currency forward contracts and collars; (iii) interest income from our cash accounts of $0.4 million; and (iv) losses incurred of $3.5 million related to our previously owned Ghana investment.
CPA:18 – Global 9/30/2021 10-Q – 43

(Provision for) Benefit from Income Taxes

Our (provision for) benefit from income taxes is primarily related to our international properties.

For the three months ended September 30, 2021, as compared to the same period in 2020, our provision for income taxes decreased by $0.3 million, primarily due to (i) the release of a portion of a valuation allowance relating to an international property during the current year period; and (ii) lower deferred tax expense related to interest carryforward reductions at our Norwegian properties resulting from a change in tax regulation during the prior year period.

For the nine months ended September 30, 2021, we recognized a benefit from income taxes of $0.2 million, compared to a provision for income taxes of $1.6 million recognized in the same period in 2020, primarily due to (i) the establishment of a valuation allowance relating to one of our hotel properties in Germany in the prior year period; (ii) higher current tax expense in the prior year period relating to back rent received from an international tenant; and (iii) the items noted in the preceding paragraph.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, net income attributable to noncontrolling interests increased by $3.7 million and $1.4 million, respectively, primarily due to the net gain on sale of the two student housing operating properties disposed in the current year periods (Note 12), partially offset by the losses incurred at our previously owned joint-venture investment in Ghana during the nine months ended September 30, 2020.

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

Operating Activities — Net cash provided by operating activities increased by $0.2 million during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to higher revenues from self-storage operating properties, driven by an increase in occupancy and unit rates, partially offset by the adverse impact of the COVID-19 pandemic on rent collections and higher interest expense.

Investing Activities — Our investing activities are generally comprised of funding of development projects, capitalized property-related costs, and payment of deferred acquisition fees to our Advisor for asset acquisitions. In addition, during the nine months ended September 30, 2021, we sold two student housing operating properties located in the United Kingdom for net proceeds of $147.8 million (Note 12).

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

CPA:18 – Global 9/30/2021 10-Q – 44

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. For the nine months ended September 30, 2021, we declared distributions to stockholders of $28.4 million, which were comprised of $15.4 million of cash distributions and $13.1 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through September 30, 2021, we have declared distributions to stockholders totaling $559.1 million, which were comprised of cash distributions of $274.9 million and $284.2 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Since inception, the regular quarterly cash distributions that we pay have principally been covered by FFO or cash flow from operations. However, we funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using both FFO and net cash provided by operating activities fully covered our distributions declared for the three and nine months ended September 30, 2021.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. On August 31, 2020, our board of directors approved, effective as of that date, generally limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP (as further detailed in the Form 8-K filed with the SEC on September 1, 2020); however, our board of directors retains the discretion to modify that limitation at any time.

The following table illustrates our redemption activity in both shares of common stock and dollars during the nine months ended September 30, 2021 (dollars in thousands):

	Class A		Class C		Totals
	Shares	Dollars (a)	Shares	Dollars (a)	Shares	Dollars (a)
Redemptions unfulfilled beginning balance (b)	995,407	$8,085	716,392	$5,819	1,711,799	$13,904
Redemptions requested (c)	1,904,489	16,510	1,218,654	10,648	3,123,143	27,158
Redemptions processed (d)	(1,153,517)	(10,152)	(958,944)	(8,449)	(2,112,461)	(18,601)
Redemptions unfulfilled ending balance (b)	1,746,379	14,782	976,102	8,262	2,722,481	23,044
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
(c)Redemptions requested are comprised of 405 and 174 new redemption requests received during the nine months ended September 30, 2021 for our Class A and Class C common stock, respectively.
(d)Redemptions were fulfilled at an average price of $8.80 and $8.81 per share for Class A and Class C common stock, respectively.

CPA:18 – Global 9/30/2021 10-Q – 45

Summary of Financing

The table below summarizes our non-recourse secured debt, net (dollars in thousands):

	September 30, 2021	December 31, 2020
Carrying Value (a)
Fixed rate	$884,125	$942,378
Variable rate:
Amount subject to floating interest rate	203,619	135,481
Amount subject to interest rate swaps and caps	160,480	232,519
	364,099	368,000
	$1,248,224	$1,310,378
Percent of Total Debt
Fixed rate	71%	72%
Variable rate	29%	28%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.9%	3.8%
Variable rate (b)	3.2%	3.2%
Total debt	3.7%	3.6%
___________
(a)Aggregate debt balance includes unamortized deferred financing costs totaling $6.9 million as of both September 30, 2021 and December 31, 2020, and unamortized premium, net of $2.9 million and $2.5 million as of September 30, 2021 and December 31, 2020, respectively (Note 9).
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

As of September 30, 2021, our cash resources consisted of the following:

•cash and cash equivalents totaling $93.5 million (Note 2). Of this amount, $45.7 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds;
•ability to borrow up to $50.0 million from the unsecured revolving line of credit with WPC (scheduled to mature on March 31, 2022), which had no outstanding balance as of September 30, 2021 (Note 3);
•ability to borrow up to $39.9 million and $1.2 million under our third-party and external joint-venture financing arrangements, respectively; and
•unleveraged properties that had an aggregate carrying value of $126.3 million as of September 30, 2021, although there can be no assurance that we would be able to obtain financing for these properties on acceptable terms.

Our cash resources may be used for funding construction costs, working capital needs, other commitments, and to make distributions to our stockholders.

CPA:18 – Global 9/30/2021 10-Q – 46

Cash Requirements and Liquidity

During the next 12 months following September 30, 2021 and thereafter, we expect that our significant cash requirements will include:

•paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control;
•funding future capital commitments such as development projects (Note 4);
•making scheduled principal and balloon payments on our debt obligations (Note 9);
•making scheduled interest payments on our debt obligations (future interest payments total $131.6 million, with $44.9 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates); and
•making share repurchases pursuant to our redemption plan.

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. We may also use proceeds from asset sales to fund development projects, build-to-suit investments, and short-term cash requirements. We currently expect that, for the short-term, the aforementioned cash requirements will be funded through our cash resources (as noted above), and our cash flow from operations, including the cash received under net lease and operating lease agreements. During 2020 and 2021, we placed into service nine student housing properties (eight of which executed net lease agreements). In addition, in order to preserve cash and maintain financial flexibility during the COVID-19 pandemic:

•at our option our Advisor has received all asset management fees in shares of our Class A common stock since April 1, 2020;
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

Certain amounts disclosed above are based on the exchange rate of the local currencies as of September 30, 2021, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling.

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

CPA:18 – Global 9/30/2021 10-Q – 47

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

CPA:18 – Global 9/30/2021 10-Q – 48

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

CPA:18 – Global 9/30/2021 10-Q – 49

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to CPA:18 – Global	$35,411	$3,303	$37,888	$(6,068)
Adjustments:
Gain on sale of real estate, net	(40,332)	(3,285)	(40,332)	(3,285)
Depreciation and amortization of real property	17,256	15,565	51,307	44,755
Proportionate share of adjustments for noncontrolling interests	1,525	(1,618)	(1,850)	(4,667)
Proportionate share of adjustments to losses from equity method investment	—	209	—	443
Total adjustments	(21,551)	10,871	9,125	37,246
FFO (as defined by NAREIT) attributable to CPA:18 – Global	13,860	14,174	47,013	31,178
Adjustments:
Other (gains) and losses (a)	2,797	(997)	2,927	309
Amortization of premiums and discounts	1,020	504	2,082	1,109
Straight-line and other rent adjustments (b)	(513)	(241)	(2,483)	5,560
Acquisition and other expenses	222	16	222	49
Other amortization and non-cash items	212	145	530	364
Above- and below-market rent intangible lease amortization, net (c)	(179)	(177)	(538)	(511)
Allowance for credit losses (d)	—	—	—	4,865
Proportionate share of adjustments for noncontrolling interests (e)	(290)	(169)	(666)	1,082
Proportionate share of adjustments to losses from equity method investment	—	(40)	—	(39)
Total adjustments	3,269	(959)	2,074	12,788
MFFO attributable to CPA:18 – Global	17,129	13,215	49,087	43,966
Adjustments:
Tax expense, deferred	(253)	(484)	(2,715)	(1,046)
Hedging gains	87	285	155	1,243
Total adjustments	(166)	(199)	(2,560)	197
Adjusted MFFO attributable to CPA:18 – Global	$16,963	$13,016	$46,527	$44,163
__________
(a)Primarily comprised of gains and losses on (i) foreign currency movements, (ii) derivatives, and (iii) extinguishment of debt. Amount for the nine months ended September 30, 2020 includes a $2.8 million loss to write off the value added taxes receivable related to our previous investment in Ghana, as collectibility was no longer deemed probable.
(b)Amount for the nine months ended September 30, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2). Under GAAP, rental receipts are recorded on a straight-line basis over the life of the lease. This may result in timing of income recognition that is significantly different than on an accrual basis.
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
(d)During the nine months ended September 30, 2020, we recorded an allowance for credit losses due to changes in expected economic conditions (Note 5).
(e)The three and nine months ended September 30, 2020 includes losses related to the litigation settlement with the joint venture partner on our previously owned Ghana investment.
CPA:18 – Global 9/30/2021 10-Q – 50

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

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and to trigger a period of global economic slowdown with no known duration. At September 30, 2021, our net lease portfolio (which excludes operating properties) had the following concentrations (as a percentage of our ABR) for industry types with heightened risk as a result of the COVID-19 pandemic:

•13.6% related to student housing (net lease) properties;
•12.9% related to hotel and leisure properties;
•4.8% related to retail facilities (primarily from convenience and wholesale stores); and
•3.2% related to advertising, printing, and publishing.

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

CPA:18 – Global 9/30/2021 10-Q – 51

As of September 30, 2021, a significant portion (approximately 83.7%) of our outstanding debt either bore interest at fixed rates, or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2021, each of the next four calendar years following December 31, 2021, and thereafter, based upon expected maturity dates of our debt obligations outstanding as of September 30, 2021 (in thousands):

	2021 (remainder)	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed-rate debt (a)	$43,747	$116,111	$156,499	$182,484	$298,870	$91,103	$888,814	$890,465
Variable rate debt (a)	$4,829	$69,557	$211,278	$22,458	$44,027	$11,290	$363,439	$374,349
__________
(a)Amounts are based on the exchange rate as of September 30, 2021, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which have effectively been converted to a fixed rate through the use of interest rate swaps) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of September 30, 2021 by an aggregate increase of $23.9 million or an aggregate decrease of $31.0 million, respectively. Annual interest expense on our unhedged variable-rate debt as of September 30, 2021 would increase or decrease by $2.0 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates as of September 30, 2021, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and, as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the Norwegian krone, and, to a lesser extent, the British pound sterling, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from the COVID-19 global pandemic may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, Norwegian krone, or British pound sterling, and the U.S. dollar, there would be a corresponding change in the annual projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at September 30, 2021 of $0.4 million for the euro and less than $0.1 million for both the Norwegian krone and British pound sterling, excluding the impact of our derivative instruments.

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

CPA:18 – Global 9/30/2021 10-Q – 52

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2021 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 9/30/2021 10-Q – 53

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2021, we issued 354,821 shares of our Class A common stock to our Advisor as consideration for asset management fees, which were issued at our most recently published NAV at the time of issuance. All shares issued during the three months ended September 30, 2021 were based on a NAV of $8.91 (which was the NAV as of both June 30, 2021 and March 31, 2021). In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended September 30, 2021:

	Class A		Class C
2021 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
July 1–31	—	$—	—	$—	N/A	N/A
August 1–31	—	—	—	—	N/A	N/A
September 1–30	518,432	8.74	580,082	8.99	N/A	N/A
Total	518,432		580,082
___________
(a)Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. On August 31, 2020, our board of directors approved, effective as of that date, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in shares of our common stock pursuant to our DRIP (as further detailed in the Form 8-K filed with the SEC on September 1, 2020); however, our board of directors retains the discretion to modify that limitation at any time. During the three months ended September 30, 2021, we received 118 and 43 redemption requests for Class A and Class C common stock, respectively, which included approximately 585,070 and 162,588 shares for $5.0 million and $1.4 million of Class A and Class C common stock, respectively, which remained unfulfilled as of the date of this Report. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and our most recently published quarterly NAVs. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs.

CPA:18 – Global 9/30/2021 10-Q – 54

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

CPA:18 – Global 9/30/2021 10-Q – 55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	November 8, 2021
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2021
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

CPA:18 – Global 9/30/2021 10-Q – 56

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