Form 10-K
period 2021-12-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2022-02-25
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 112,203,506 and 31,977,470 of Class A and Class C shares, respectively, of outstanding common stock at June 30, 2021.
As of February 18, 2022 there were 119,148,270 shares of Class A common stock and 30,721,779 shares of Class C common stock of registrant outstanding.

CPA:18 – Global 2021 10-K – 1

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
:
CPA:18 – Global 2021 10-K – 2

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

On December 20, 2019, we executed a framework agreement with a third party to enter into 11 net lease agreements for our student housing properties located in Spain and Portugal for 25 years upon completion of construction. As of December 31, 2021, we have placed into service nine student housing properties, and the remaining two student housing projects under construction will become subject to net lease agreements upon their completion and are scheduled to do so in 2022 and 2023.

We are managed by WPC through certain of its subsidiaries (collectively, our “Advisor”). WPC is a diversified REIT and leading owner of commercial real estate listed on the New York Stock Exchange under the symbol “WPC.” In addition, WPC also manages the portfolios of certain non-traded investment programs. Pursuant to an advisory agreement, our Advisor provides both strategic and day-to-day management services for us, including asset management, dispositions of assets, investor relations, investment research and analysis, investment financing and other investment-related services, and administrative services. Our Advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to our Advisor and also reimburse our Advisor for certain expenses incurred in providing services to us, including expenses associated with personnel provided for administration of our operations. As of December 31, 2021, the current advisory agreement has been renewed through March 31, 2022. Our Advisor also serves in this capacity with Carey European Student Housing Fund I, L.P., a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe.

CPA:18 – Global 2021 10-K – 3

We were formed as a Maryland corporation on September 7, 2012. We commenced our initial public offering in May 2013 and raised aggregate gross proceeds of $1.2 billion through the closing of the offering in April 2015, which have been fully invested. In addition, from inception through December 31, 2021, $220.4 million and $63.7 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan (“DRIP”).

Our estimated net asset values per share (“NAVs”) as of September 30, 2021 were $9.07 per share for both Class A and Class C common stock. See Significant Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details regarding our NAVs.

We have no employees. As of December 31, 2021, our Advisor had 183 employees available to perform services under our advisory agreement (Note 3).

Our Portfolio

As of December 31, 2021, our net lease portfolio was comprised of full or partial ownership interests in 53 properties, substantially all of which were fully occupied and triple-net leased to 50 tenants, and totaled approximately 10.4 million square feet. The remainder of our portfolio was comprised of full or partial ownership interests in 65 self-storage properties, three student housing development projects, and one student housing operating property, totaling 5.1 million square feet. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio.

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

CPA:18 – Global 2021 10-K – 4

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

Our charter currently provides that we will not borrow funds from our directors, WPC, our Advisor or any of their respective affiliates unless the transaction is approved by a majority of our directors (including a majority of the independent directors) who do not have an interest in the transaction, as being fair, competitive, and commercially reasonable and not less favorable than those prevailing for loans between unaffiliated third parties under the same circumstances. We have a $50.0 million unsecured revolving line of credit agreement with WPC, which was approved by our directors. Under this line of credit, we may borrow at a rate equal to the rate that WPC can borrow funds under its senior credit facility, with a scheduled maturity date of March 31, 2023 (Note 3).

CPA:18 – Global 2021 10-K – 5

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

Tenant/Borrower Evaluation — Our Advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure. Our Advisor also rates each asset based on its market, liquidity, and criticality to the tenant’s operations, as well as other factors that may be unique to a particular investment. Our Advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Our Advisor defines creditworthiness as a risk-reward relationship appropriate to its investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. Our Advisor has a robust internal credit rating system and may designate subsidiaries of non-guarantor parent companies with investment grade ratings as “implied investment grade.” As of December 31, 2021, we had eight and five tenants that were rated investment grade and implied investment grade, respectively, as well as 37 below-investment grade tenants (with a weighted-average internal credit rating of 3.7). The aforementioned credit rating data does not include our student housing operating properties and development projects.

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

CPA:18 – Global 2021 10-K – 6

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

CPA:18 – Global 2021 10-K – 7

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

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO will be sufficient to cover our future distributions. For the year ended December 31, 2021, both our FFO and net cash provided by operating activities fully covered total quarterly recurring distributions declared. In December 2021, we declared and paid an all-cash special distribution of $0.2000 per share for both Class A and Class C stock with proceeds from the disposition of certain assets. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales or borrowings to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid. Our charter permits us to make distributions from any source, including the sources described above. Because the amount we pay out in distributions has in the past exceeded, and may in the future exceed, our FFO, distributions to stockholders may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of investment and could reduce a stockholder’s basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

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

CPA:18 – Global 2021 10-K – 8

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

In addition, WPC has exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it currently expects to continue serving as our Advisor through the end of our life cycle. If WPC sells, transfers or otherwise discontinues its investment management business entirely, we would have to find a new Advisor, who may not be familiar with our company, may not provide the same level of services as our Advisor, and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance and delay or otherwise negatively impact our ability to effect a liquidity event. If we terminate the advisory agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial. Also, please see the risk “We have limited independence from our Advisor and its affiliates, who may be subject to conflicts of interest” below.

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

CPA:18 – Global 2021 10-K – 9

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

In addition, decisions regarding potential liquidity events and business combination transactions (including a merger with an affiliate of our Advisor), which may entitle our Advisor and its affiliates to receive additional fees and distributions in relation to the liquidations, may lead to a conflict of interest with our Advisor. On August 31, 2021, we reported that our independent directors intended to begin the process of evaluating possible liquidity alternatives for our stockholders, which included an unsolicited preliminary proposal for a potential business combination transaction received from affiliates of our Advisor. The independent directors have formed a special committee and retained advisors. There can be no assurance as to the form or timing of any liquidity alternative or that any alternative may be pursued at all for the foreseeable future.

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

CPA:18 – Global 2021 10-K – 10

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

Our investment policies may change over time and may also vary as new investment techniques are developed. In addition, aside from our intention to maintain our REIT qualification, we are not required to meet any diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant risks (e.g., COVID-19 has negatively impacted certain sectors more harshly than others) with potentially adverse effects on our investment objectives. Except as otherwise provided in our charter, our investment policies, the methods for their
CPA:18 – Global 2021 10-K – 11

implementation, as well as our other objectives, policies, and procedures, may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to concentration risk, interest rate risk, default risk, and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

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

We have invested, and may continue to invest in, properties located outside the United States. As of December 31, 2021, our real estate properties located outside of the United States represented 60% of consolidated contractual minimum annualized base rent (“ABR”). These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•enactment of laws relating to foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;
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
•a lack of publicly available information in certain jurisdictions may impair our ability to receive timely and accurate financial information from tenants, which may be necessary to meet reporting obligations to financial institutions or governmental and regulatory agencies; and
•geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the terms or availability of mortgage funds).

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

CPA:18 – Global 2021 10-K – 12

A significant amount of our leases will expire within the next five years and we may have difficulty re-leasing or selling our properties if tenants do not renew their leases.

Within the next five years, approximately 32% of our leases, based on our ABR as of December 31, 2021, are due to expire. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may adversely affect returns to our stockholders.

Because we use debt to finance investments, our cash flow could be adversely affected.

Most of our investments were made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our mortgage loan transactions typically incorporate various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security or require a cash trap. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and cash flows available for distribution to our stockholders. Some of our financing may also require us to make a balloon payment at maturity. When a balloon payment is due, however, we may be unable to refinance the balloon payment on terms as favorable as the original loan, make the payment with existing cash or cash resources, or sell the property at a price sufficient to cover the payment (a refinancing or sale could also affect the rate of return to stockholders and the projected disposition timing of our assets).

Finally, since certain instruments within our debt profile are indexed to London Interbank Offered Rate (“LIBOR”), its anticipated replacement with an alternative reference rate could adversely affect our interest expense. Post-transition, the interest rates on our LIBOR-indexed debt (comprised of a non-recourse mortgage loan, which had a carrying amount of $26.2 million as of December 31, 2021, and the unsecured revolving line of credit with WPC, which had no outstanding balance as of December 31, 2021) will fall back to various alternative methods, any of which could result in higher interest obligations than under LIBOR. In addition, there is no guarantee that the transition will not result in financial market disruptions, significant increases in benchmark rates or borrowing costs to borrowers, any of which could have an adverse effect on our financing costs, liquidity, results of operations, and overall financial condition.

Because most of our properties are occupied by a single tenant, our success is materially dependent upon their financial stability.

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. For the year ended December 31, 2021, our ten largest tenants/guarantors represented approximately 34% of our total consolidated revenue. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to our stockholders.

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
CPA:18 – Global 2021 10-K – 13

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

The continued disruption and reduced economic activity caused by COVID-19 may severely affect our tenants’ businesses, financial condition and liquidity, leading to an increase in tenant bankruptcy or insolvency. In addition, a portion of our tenants may fail to meet their obligations to us in full (or at all), or may otherwise seek modifications of such obligations. Certain jurisdictions may also enact laws or regulations that impact or alter our ability to collect rent under our existing least terms. The ultimate extent to which COVID-19 will continue to impact the operations of our tenants will depend on future developments, which remain uncertain and cannot be predicted with confidence.

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

We have and may continue to invest in student housing development projects and operating properties. Currently, we have three ongoing student housing development projects, with estimated funding commitments totaling $55.4 million. Such investments can involve long timelines and complex undertakings, including due diligence, entitlement, environmental remediation, and dense urban construction. We depend on local contractors for the successful completion of such projects; in the event of contractor bankruptcy or other contractual breaches, we may be subject to delays and significant disruptions, which may adversely affect our results of operations.

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

A decrease in the demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio. Demand for self-storage space has been and could be adversely affected by weakness in national, regional, and local economies; changes in supply of, or demand for, similar or competing self-storage facilities in an area; and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues. For the year ended December 31, 2021, revenue generated from our self-storage investments represented approximately 35% of our consolidated total revenue. Our self-storage facilities compete with other self-storage facilities in their geographic markets. As a result of competition, the self-storage facilities could experience a decrease in occupancy levels and rental rates, which would decrease our cash available for distribution. We compete in operations and for acquisition opportunities with companies that have substantial financial resources. Competition may reduce the number of suitable acquisition opportunities offered to us and increase the bargaining power of property owners seeking to sell. The self-storage industry has at times experienced overbuilding in response to
CPA:18 – Global 2021 10-K – 14

perceived increases in demand. A recurrence of overbuilding may cause our self-storage properties to experience a decrease in occupancy levels, limit their ability to increase rents, and compel them to offer discounts.

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
CPA:18 – Global 2021 10-K – 15

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

CPA:18 – Global 2021 10-K – 16

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

CPA:18 – Global 2021 10-K – 17

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
•be subject to federal and state income tax, including any applicable alternative minimum tax (for taxable years ending prior to January 1, 2018), on our taxable income at the regular corporate rate; and
•be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our Board. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g., capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C corporation’s earnings and profits.

CPA:18 – Global 2021 10-K – 18

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

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through TRSs. The net income of our TRSs is not required to be distributed to us. Income that is not distributed to us by our domestic TRSs will generally not be subject to the REIT income distribution requirement. However, certain income that is not distributed to us by our foreign TRSs may be deemed distributed to us by operation of certain provisions of the U.S. Tax Code and generally subject to REIT income distribution requirements. In addition, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 20% of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT.
CPA:18 – Global 2021 10-K – 19

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

The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20% plus the 3.8% Medicare tax on net investment income, if applicable. Dividends payable by REITs, however, are generally not eligible for the reduced qualified dividend rate. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.

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
CPA:18 – Global 2021 10-K – 20

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

Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income, and we will be subject to U.S. federal income tax at the regular corporate rate and state and local taxes, which may have adverse consequences on the total return to our stockholders.

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

Risks Related to Our Overall Business

Our business may continue to be adversely affected by COVID-19.

We are unable to predict the impact of ongoing disruptions caused by additional surges of COVID-19 transmission, particularly since 13% of our ABR is derived from tenants in the lodging industry, which has been heavily impacted by travel restrictions instituted in response to the COVID-19 pandemic. The economic downturn and market volatility caused by the COVID-19 pandemic has already eroded the financial condition of certain of our tenants and operating properties; therefore, we cannot predict the impact that COVID-19 will continue to have on our tenants’ ability to pay rent and any information provided regarding historical rent collections should not serve as an indication of expected future rent collections. We also cannot assure you that conditions in the bank lending, capital, and other financial markets will not deteriorate as a result of the ongoing disruptions caused by COVID-19, causing our access to capital and other sources of funding to become constrained, which could adversely affect the terms or even availability of future borrowings, renewals, and refinancings. Changes in laws and regulatory policies, including any governmental actions related to COVID-19 and the effects of fiscal and monetary policy changes, could result in business disruptions and subject us to additional market volatility and risks. On a company-level, rapidly changing guidance regarding COVID-19 protocols could subject us to risks arising from potential legal liabilities. The extent to which COVID-19 will impact our results and operations will depend on future developments, including progression in vaccination and treatment regimes, the frequency and duration of additional surges in transmission, and governmental actions taken to contain or mitigate the impacts of COVID-19, all of which are highly uncertain and cannot be predicted with confidence.

CPA:18 – Global 2021 10-K – 21

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources, which could be an intentional attack or an unintentional accident or error. Our Advisor uses information technology and other computer resources to carry out important operational activities and to maintain our business records. With the advent of remote work environments and technologies, we face heightened cybersecurity risks as our Advisor’s employees and counterparties increasingly depend on the internet and face greater exposure to malware and phishing attacks. These heightened cybersecurity risks may increase our vulnerability to cyber-attacks and cause disruptions to our internal control procedures.

In addition, our Advisor may store or come into contact with sensitive information and data. If our Advisor or third-party service providers fail to comply with applicable privacy or data security laws in handling this information (including the General Data Protection Regulation and the California Consumer Privacy Act), we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised, including sizable fines and penalties. Our Advisor has implemented processes, procedures, and controls intended to address ongoing and evolving cyber security risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. A significant and extended disruption could damage our business or reputation; cause a loss of revenue; have an adverse effect on tenant relations; cause an unintended or unauthorized public disclosure; or lead to the misappropriation of proprietary, personal identifying and confidential information; all of which could result in us incurring significant expenses to address and remediate or otherwise resolve these kinds of issues. There can be no assurance that the insurance we maintain to cover some of these risks will be sufficient to cover the losses from any future breaches of our systems.

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

CPA:18 – Global 2021 10-K – 22

Item 3. Legal Proceedings.

As of December 31, 2021, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business may be pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA:18 – Global 2021 10-K – 23

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 18, 2022, there were 26,971 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared per share for the past two years are as follows:

	Years Ended December 31,
	2021		2020
	Class A	Class C	Class A	Class C
First quarter	$0.0625	$0.0625	$0.1563	$0.1382
Second quarter	0.0625	0.0625	0.0625	0.0438
Third quarter	0.0625	0.0625	0.0625	0.0450
Fourth quarter:
Quarterly recurring distributions	0.0625	0.0625	0.0625	0.0625
Special distribution (a)	0.2000	0.2000	—	—
	$0.4500	$0.4500	$0.3438	$0.2895
___________
(a)We declared an all-cash special distribution of $0.2000 per share for both Class A and Class C stock in the fourth quarter of 2021, paid on December 16, 2021 to stockholders of record at December 9, 2021, with proceeds from the disposition of certain assets (Note 11).

We currently intend to continue paying cash distributions; however, our Board determines the amount and timing of any future distribution payments to our stockholders based on a variety of factors. In order to retain liquidity during the COVID-19 pandemic, our distributions declared for both Class A and Class C common stock since the second quarter of 2020 were reduced from previous levels.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2021, we issued 342,766 shares of our Class A common stock to our Advisor as consideration for asset management fees, which were issued at our most recently published NAV at the date of issuance. The shares issued in October and November 2021 (231,986 shares) were based on the NAV as of June 30, 2021 ($8.91), and the shares issued in December 2021 (110,780 shares) were based on the NAV as of September 30, 2021 ($9.07). In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. As previously discussed in our filings with the SEC, over the past three years, we have issued 27,792 shares of our common stock to our directors from time to time. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

CPA:18 – Global 2021 10-K – 24

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended December 31, 2021:

	Class A		Class C
2021 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
October 1-31	—	—	—	—	N/A	N/A
November 1-30	—	—	—	—	N/A	N/A
December 1-31	2,124,952	$8.69	1,048,508	$8.63	N/A	N/A
Total	2,124,952		1,048,508
___________
(a)Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. On August 31, 2020, our board of directors approved, effective as of that date, limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in shares of our common stock pursuant to our DRIP (as further detailed in the Form 8-K filed with the SEC on September 1, 2020). During the three months ended December 31, 2021, we received 90 and 26 redemption requests for Class A and Class C common stock, respectively, which were all fulfilled as of the date of this Report. We also redeemed 1,746,379 and 976,102 shares of Class A and Class C common stock that had previously been unfulfilled. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and the most recently published quarterly NAV. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs.

Item 6. Reserved

CPA:18 – Global 2021 10-K – 25

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

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of our results of operations for the year ended December 31, 2019. Refer to Item 1. Business for a description of our business.

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

COVID-19

Our Advisor continues to actively engage in discussions with our tenants and the third-party managers of our operating properties regarding the impact of the COVID-19 pandemic on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 96% of contractual base rent that was due in the fourth quarter of 2021 (based on contractual minimum ABR as of September 30, 2021) and 96% of contractual rents due at our self-storage properties during the fourth quarter of 2021. Given the ongoing uncertainty surrounding the impact of the COVID-19 pandemic, we are unable to predict its effect on our tenants’ continued ability to pay rent. Therefore, information provided in this Report regarding rent collections should not serve as an indication of expected future rent collections. Please see Part II, Item 1A. Risk Factors in this Report for additional information regarding the ongoing impact of the COVID-19 pandemic on us and our tenants.

Liquidity

As of December 31, 2021, our debt and interest obligations due within one year totaled $264.7 million, and we expect to fund capital commitments of $48.5 million in the next year, primarily for our three student housing development projects. We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements, primarily through available cash and cash equivalents, cash provided by operating activities, and undrawn capacity under our construction loans. If necessary, we are able to borrow up to $50.0 million under an unsecured revolving line of credit with WPC (scheduled to mature on March 31, 2023), which had no outstanding balance as of December 31, 2021 (Note 3). Subsequent to December 31, 2021 and through the date of this Report, we borrowed $18.0 million under the line of credit (Note 15). Additional sources of liquidity, if necessary, includes leveraging our unleveraged properties (which had an aggregate carrying value of $79.9 million as of December 31, 2021), refinancing existing debt obligations, and asset sales. To help us preserve cash, since April 1, 2020, our Advisor has agreed to receive all asset management fees in shares of our Class A common stock (Note 3). In addition, in order to enable us to retain cash and preserve financial flexibility, (i) since the second quarter of 2020, our quarterly
CPA:18 – Global 2021 10-K – 26

distributions declared for both Class A and Class C common stock have generally been reduced from previous levels and (ii) since August 2020, we have generally limited the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP.

In December 2021, we declared and paid an all-cash special distribution of $0.2000 per share for both Class A and Class C stock, with proceeds from the disposition of certain assets (Note 11). In December 2021, we also fulfilled redemption requests for our Class A and Class C common stock totaling approximately $18.5 million and $9.0 million, respectively, including all requests that were previously unfulfilled.

Net Asset Values

Our Advisor calculates our NAVs as of each quarter-end by relying in part on rolling update appraisals covering approximately 25% of our real estate portfolio each quarter, adjusted to give effect to the estimated fair value of our debt (all provided by an independent third party) and for other relevant factors. Since our quarterly NAVs are not based on an appraisal of our full portfolio, to the extent any new quarterly NAV adjustments are within 1% of our previously disclosed NAVs, our quarterly NAVs will remain unchanged. We monitor properties not appraised during the quarter to identify any that may have experienced a significant event and obtain updated third-party appraisals for such properties. Our NAVs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, share counts, tenant defaults, and development projects that are not yet generating income, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. Costs associated with our development projects (which are not yet generating income) are not appraised quarterly and are carried at cost, which approximates fair value. These costs are included in Real estate under construction in our consolidated financial statements. Our NAVs as of September 30, 2021 were $9.07 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated December 9, 2021 for additional information regarding the calculation of our NAVs.

Financial Highlights

During the year ended December 31, 2021, we completed the following (as further described in the consolidated financial statements).

Projects Placed into Service

During the year ended December 31, 2021, we completed and placed into service four student housing properties totaling $171.2 million of capitalized costs. Three of the properties are located in Spain and one is located in Portugal. All four of the properties are subject to net lease agreements with a third party (which includes fixed minimum rents), and are included in Real estate — Land, buildings and improvements in the consolidated balance sheets (Note 4).

Disposition Activity

On September 3, 2021, we sold two student housing operating properties located in Cardiff and Portsmouth, United Kingdom, for total proceeds, net of selling costs, of $147.8 million (based on the exchange rate of the British pound sterling on the date of disposition), and recognized a net gain on these sales totaling $42.8 million (inclusive of $3.7 million attributable to a noncontrolling interest) (Note 13). In connection with this disposition, we prepaid a non-recourse mortgage loan of $83.3 million, with an interest rate of 2.3%, encumbering the disposed properties (Note 9).

On October 29, 2021, we sold a retail facility in Zadar, Croatia, for total proceeds, net of selling costs, of $14.4 million (based on the exchange rate of the euro on the date of the disposition), and recognized a net gain on this sale of $2.0 million (inclusive of $0.4 million attributable to a noncontrolling interest) (Note 13). In connection with this disposition, we prepaid a non-recourse mortgage loan of $8.3 million, with an interest rate of 3.9%, encumbering the property (Note 9).

On December 29, 2021, we sold a vacant industrial facility located in Columbus, Georgia, for total proceeds, net of selling costs, of $0.5 million, and recognized a net loss on this sale of $0.8 million (Note 13). In connection with this disposition, we prepaid a non-recourse mortgage loan of $6.8 million, with an interest rate of 5.0%, encumbering the property (Note 9).

CPA:18 – Global 2021 10-K – 27

Financing Activity

During the year ended December 31, 2021, we obtained non-recourse mortgage loans and construction loans in connection with five student housing properties totaling approximately $153.7 million, with drawdowns totaling approximately $123.6 million during the year (amounts are based on the applicable exchange rates on the date of the transactions) (Note 9).

Mortgage Loan Repayments

During the year ended December 31, 2021, we repaid four non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $56.3 million and a weighted-average interest rate of 4.2% (Note 9).

Consolidated Results

(in thousands)

	Years Ended December 31,
	2021	2020
Total revenues	$204,217	$177,067
Net income attributable to CPA:18 – Global	27,846	12,343

Cash distributions paid	68,360	63,271
Distributions declared:
Quarterly recurring distributions (a)	37,773	49,973
Special distribution (b)	30,470	—

Net cash provided by operating activities	92,390	89,991
Net cash provided by (used in) investing activities	35,110	(143,606)
Net cash (used in) provided by financing activities	(162,519)	7,520

Supplemental financial measures:
FFO attributable to CPA:18 – Global (c)	61,145	55,221
MFFO attributable to CPA:18 – Global (c)	64,957	58,191
Adjusted MFFO attributable to CPA:18 – Global (c)	63,228	57,236
__________
(a)Quarterly distributions declared are generally paid in the subsequent quarter. Since the second quarter of 2020, our distributions declared for both Class A and Class C common stock were reduced from previous levels to enable us to retain cash and preserve financial flexibility.
(b)In December 2021, we declared and paid an all-cash special distribution of $0.2000 per share for both Class A and Class C stock with proceeds from certain asset dispositions (Note 11).
(c)We consider the performance metrics listed above, including FFO, Modified funds from operations (“MFFO”), and Adjusted modified funds from operations (“Adjusted MFFO”), which are supplemental measures that are not defined by generally accepted accounting principles (“GAAP”) (“non-GAAP measures”), to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Revenues

Total revenues increased during 2021 as compared to 2020, primarily due to higher revenues from self-storage operating properties (driven by an increase in occupancy and unit rates) and the positive impact of our student housing properties placed into service during 2020 and 2021, as well as the write-off of straight-line rent during 2020 (Note 2).

CPA:18 – Global 2021 10-K – 28

Net Income Attributable to CPA:18 – Global

Net income attributable to CPA:18 – Global increased during 2021 as compared to 2020, primarily due to a higher gain on sale of real estate (Note 13), higher revenues from self-storage operating properties, the positive impact of the nine student housing properties placed into service during 2020 and 2021, and the write-off of straight-line rent recorded during 2020 (Note 2), partially offset by an impairment charge recognized during 2021 (Note 7) and higher interest expense (primarily due to the impact of mortgage financings obtained on certain student housing properties placed into service during 2020 and 2021).

FFO, MFFO, and Adjusted MFFO Attributable to CPA:18 – Global

For the year ended December 31, 2021 as compared to 2020, FFO, MFFO, and adjusted MFFO increased primarily due to higher revenues from self-storage operating properties and the positive impact of our student housing properties placed into service during 2020 and 2021, partially offset by higher interest expense.

Portfolio Overview

We hold a diversified portfolio of income-producing commercial real estate properties, and other real estate-related assets. In addition, our portfolio includes self-storage and student housing properties (not subject to net lease agreements) for the periods presented below. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various jointly owned, net-leased and operating investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	December 31,
	2021	2020
Number of net-leased properties	53	50
Number of operating properties (a)	66	68
Number of development projects	3	7
Number of tenants (net-leased properties)	50	65
Total portfolio square footage (in thousands)	15,576	15,400
Occupancy (net-leased properties)	98.3%	98.6%
Weighted-average lease term (net-leased properties, in years)	9.9	9.5
Number of countries	11	11
Total assets (consolidated basis in thousands)	$2,142,869	$2,358,918
Net investments in real estate (consolidated basis in thousands)	1,942,545	2,124,244
Debt, net — pro rata (in thousands)	1,141,462	1,193,322

	Years Ended December 31,
(dollars in thousands, except exchange rates)	2021	2020
Projects placed into service — consolidated (b)	$171,189	$230,672
Acquisition volume — consolidated	10,925	—
Financing obtained — consolidated	147,737	99,924
Financing obtained — pro rata	143,174	93,033
Average U.S. dollar/euro exchange rate	1.1830	1.1410
Average U.S. dollar/Norwegian krone exchange rate	0.1164	0.1065
Average U.S. dollar/British pound sterling exchange rate	1.3755	1.2834
__________
(a)As of December 31, 2021, our operating portfolio consisted of 65 self-storage properties and one student housing operating property. As of December 31, 2020, our operating portfolio consisted of 65 self-storage properties and three student housing operating properties.
(b)Comprised of student housing development properties placed into service (Note 4). During the year ended December 31, 2021, we completed and placed into service four student housing properties, all of which were subject to net lease agreements upon completion. During the year ended December 31, 2020, we completed and placed into service five student housing properties, four of which were subject to net lease agreements upon completion.
CPA:18 – Global 2021 10-K – 29

The tables below present information about our portfolio on a pro rata basis as of and for the year ended December 31, 2021. See Terms and Definitions below for a description of Pro Rata Metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI (a)	Percent
Net-Leased
Office	$41,533	32%
Warehouse	13,248	10%
Industrial	9,555	7%
Retail	8,891	7%
Hospitality	5,287	4%
Student Housing (net lease)	4,632	4%
Net-Leased Total	83,146	64%

Operating
Self Storage	46,419	35%
Other Operating Properties	1,536	1%
Operating Total	47,955	36%
Total	$131,101	100%
__________
(a)For the year ended December 31, 2021, we did not recognize approximately $9.9 million of contractual base rent (excluding the impact of the lease restructuring in the third quarter of 2021, discussed below under Lease Composition and Leasing Activities) that was not collected due to the adverse impact of the COVID-19 pandemic, which reduced Stabilized NOI for certain tenants (Note 2).

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI (a)	Percent
United States
South	$37,000	28%
Midwest	24,951	19%
West	15,735	12%
East	10,441	8%
U.S. Total	88,127	67%

International
Norway	11,576	9%
The Netherlands	9,270	7%
Poland	4,440	3%
Spain	4,246	3%
Croatia	3,677	3%
Germany	3,402	3%
Mauritius	3,372	3%
Slovakia	2,606	2%
Portugal	385	—%
International Total	42,974	33%
Total	$131,101	100%
__________
CPA:18 – Global 2021 10-K – 30

(a)For the year ended December 31, 2021, we did not recognize approximately $9.9 million of contractual base rent (excluding the impact of the lease restructuring in the third quarter of 2021, discussed below under Lease Composition and Leasing Activities) that was not collected due to the adverse impact of the COVID-19 pandemic, which reduced Stabilized NOI for certain tenants (Note 2).

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor (a)	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Rabobank Groep NV (b)	Office	Banking	Eindhoven, Netherlands	$6,316	5%
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging and Glass	University Park, Illinois	6,201	5%
Brookfield Strategic Real Estate Partners (b)	Student Housing (net lease)	Student Housing (net lease)	Various Spain and Portugal	4,632	4%
Bank Pekao S.A. (b)	Office	Banking	Warsaw, Poland	4,440	3%
Siemens AS (b)	Office	Capital Equipment	Oslo, Norway	4,289	3%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	4,007	3%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	3,760	3%
Orbital ATK, Inc.	Office	Metals	Plymouth, Minnesota	3,612	3%
COOP Ost AS (b)	Retail	Grocery	Oslo, Norway	3,588	3%
Belk, Inc.	Warehouse	Retail	Jonesville, South Carolina	3,341	3%
Total				$44,186	35%
__________
(a)For the year ended December 31, 2021, we did not recognize approximately $9.5 million of contractual base rent that was not collected from two former top ten tenants (by Stabilized NOI), which have been adversely impacted by the COVID-19 pandemic (Note 2). At December 31, 2021, ABR for these two tenants totaled $11.3 million.
(b)Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

CPA:18 – Global 2021 10-K – 31

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of December 31, 2021. See Terms and Definitions below for a description of Pro Rata Metrics, Stabilized NOI, and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Student Housing (net lease)	$13,822	13%
Hotel and Leisure	13,252	13%
Banking	10,935	11%
Grocery	6,619	6%
Containers, Packaging, and Glass	6,213	6%
Capital Equipment	5,373	5%
Insurance	5,047	5%
Oil and Gas	5,039	5%
Utilities: Electric	4,368	4%
Metals	3,832	4%
Retail	3,790	4%
Sovereign and Public Finance	3,761	4%
High Tech Industries	3,604	4%
Advertising, Printing, and Publishing	3,309	3%
Healthcare and Pharmaceuticals	2,742	3%
Automotive	2,073	2%
Construction and Building	2,039	2%
Telecommunications	1,149	1%
Cargo Transportation	1,137	1%
Wholesale	1,091	1%
Electricity	1,088	1%
Business Services	1,050	1%
Other (a)	1,184	1%
Total	$102,517	100%
__________
(a)Includes ABR from tenants in the following industries: durable consumer goods, non-durable consumer goods, and consumer services.

CPA:18 – Global 2021 10-K – 32

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
2022	1	$2	—%
2023	10	15,039	15%
2024	3	4,907	5%
2025	6	5,508	5%
2026	6	7,570	7%
2027	2	2,523	2%
2028	4	6,197	6%
2029	4	9,422	9%
2030	3	4,654	5%
2031	4	5,399	5%
2032	5	9,198	9%
2033	—	—	—%
2034	5	4,039	4%
2035	4	4,677	5%
Thereafter (>2035)	13	23,382	23%
Total	70	$102,517	100%
__________
(a)Assumes tenant does not exercise renewal option.

Lease Composition and Leasing Activities

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices, or percentage rents. As of December 31, 2021, approximately 44.2% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 42.3% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 1.8% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents are insignificant for the periods presented.

In September 2021, we restructured the leases with a tenant for two net lease hotel properties located in Germany, with ABR totaling approximately $6.0 million as of December 31, 2021. Certain rents due from 2020 through 2022 have been deferred, to be paid in equal installments of approximately $2.0 million annually (based on the exchange rate of the euro as of December 31, 2021) from 2023 through 2027, in addition to base rent due. Deferred rent will be recognized as collected in the period received. Rents due from 2020 through 2021 totaling approximately $5.4 million (based on the exchange rate of the euro as of December 31, 2021) were waived in connection with this restructuring. However, such rents were not previously recognized, therefore there is no impact on our results of operations as a result of waiving rents.

CPA:18 – Global 2021 10-K – 33

Operating Properties

As of December 31, 2021, our operating portfolio consisted of 65 self-storage properties and one student housing operating property. As of December 31, 2021, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	21	1,778
Texas	13	1,009
California	10	860
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington, D.C.	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
Total	66	5,128

Development Projects

As of December 31, 2021, we had the following three consolidated student housing development projects, including joint ventures, which remain under construction (dollars in thousands):

Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b)	Amount Funded (b) (c)	Estimated Completion Date
Swansea, United Kingdom (d)	97.0%	1	176,496	91,839	$68,295	Q3 2022
Granada, Spain (e)	98.5%	1	75,557	21,841	9,227	Q3 2022
Valencia, Spain (e)	98.7%	1	100,423	26,513	8,214	Q3 2023
		3	352,476	$140,193	85,736
Third-party contributions (f)					(1,515)
Total					$84,221
__________
(a)Represents our expected ownership percentage upon the completion of each respective development project.
(b)Amounts are based on the applicable exchange rate as of December 31, 2021.
(c)Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees paid to our Advisor, which are all included in Real estate under construction on our consolidated balance sheets.
(d)Amount funded for the project includes $7.4 million right-of-use (“ROU”) land lease asset that is included in In-place lease and other intangible assets on our consolidated balance sheets.
(e)Included as part of an agreement with a third-party to become a net-leased property upon completion of construction.
(f)Amount represents the funds contributed from our joint-venture partners.

CPA:18 – Global 2021 10-K – 34

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of December 31, 2021. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

CPA:18 – Global 2021 10-K – 35

Reconciliation of Net Income (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Years Ended December 31,
	2021	2020
Net Income (GAAP)	$27,610	$22,301
Adjustments:
Depreciation and amortization	68,179	63,809
Impairment charges	23,504	—
Allowance for credit losses	—	(2,874)
Interest expense	50,959	43,343
Earnings from equity method investment in real estate	—	(12,313)
Gain on sale of real estate, net	(44,015)	(2,390)
Other (gains) and losses	2,728	(1,904)
Provision for income taxes	1,850	769
NOI related to noncontrolling interests (1)	(12,616)	(12,111)
NOI related to equity method investment in real estate (2)	—	1,714
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$118,199	$100,344

(1) NOI related to noncontrolling interests:
Net loss (income) attributable to noncontrolling interests (GAAP)	$236	$(9,958)
Depreciation and amortization	(6,736)	(6,327)
Impairment charges	(11,752)	—
Interest expense	(4,858)	(4,554)
Gain on sale of real estate, net	4,132	—
Other gains and (losses)	(455)	1,438
(Provision for) benefit from income taxes	(528)	65
Available Cash Distributions to a related party (Note 3)	7,345	7,225
NOI related to noncontrolling interests	$(12,616)	$(12,111)

(2) NOI related to equity method investment in real estate:
Earnings from equity method investment in real estate (GAAP)	$—	$12,313
Depreciation and amortization	—	754
Interest expense	—	1,603
Gain on sale of real estate, net	—	(12,870)
Other gains and (losses)	—	(108)
Benefit from income taxes	—	22
NOI related to equity method investment in real estate	$—	$1,714

CPA:18 – Global 2021 10-K – 36

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Years Ended December 31,
	2021	2020
Net-leased	$83,146	$76,570
Self storage	46,419	36,816
Other operating properties	1,536	4,879
Stabilized NOI	131,101	118,265
Other NOI:
Corporate (a)	(21,104)	(19,311)
Disposed properties	3,082	1,483
Straight-line rent adjustments (b)	3,052	(4,249)
Non-core income (c)	270	2,043
Notes receivable	(15)	1,380
	116,386	99,611
Recently-opened operating property (d)	—	765
Build-to-suit and development projects (e)	1,813	(32)
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$118,199	$100,344
_________
(a)Includes expenses such as asset management fees, the Available Cash Distribution to our Advisor, and other costs that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance.
(b)The year ended December 31, 2020 includes a $7.0 million write-off of straight-line rent receivables (Note 2).
(c)The year ended December 31, 2020 includes NOI related to lease-related settlements collected from tenants that were previously reserved in prior periods, as well as termination income received.
(d)The year ended December 31, 2020 includes the student housing operating property located in Austin, Texas, which was placed into service during the third quarter of 2020.
(e)Both years include NOI for our ongoing student housing development projects.

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

CPA:18 – Global 2021 10-K – 37

Revenues

The following table presents our consolidated revenues:

	Years Ended December 31,
	2021	2020	Change
Revenues
Revenues from:
Existing net-leased properties	$110,917	$98,878	$12,039
Recently net-leased or acquired properties	8,868	1,254	7,614
Net-leased properties sold or held for sale	1,861	2,184	(323)
Total net-leased revenues (including reimbursable tenant costs)	121,646	102,316	19,330
Revenues from:
Existing operating properties	71,613	61,415	10,198
Recently opened operating properties	4,823	1,695	3,128
Operating properties sold	5,745	7,908	(2,163)
Total operating property revenues	82,181	71,018	11,163
Interest income and other	390	3,733	(3,343)
	$204,217	$177,067	$27,150

Lease Revenues

“Existing net-leased properties” are those we acquired or placed into service prior to January 1, 2020 and were not sold during the periods presented. For the periods presented, there were 44 existing net-leased properties.

For the year ended December 31, 2021 as compared to 2020, lease revenues from existing net-leased properties increased by $12.0 million, primarily due to (i) a $7.0 million write-off of straight-line rent in 2020 (Note 2); (ii) a $2.6 million increase as a result of the strengthening of the euro and Norwegian krone in relation to the U.S. dollar; and (iii) a $2.2 million increase in reimbursable tenant costs largely due to higher property tax assessments at certain properties, partially offset by $0.7 million of lower rent collected during 2021, as a result of the adverse impact of the COVID-19 pandemic (uncollected rent was $9.9 million during 2021, as compared to $9.2 million during 2020) (Note 2).

“Recently net-leased or acquired properties” are those we placed into service or acquired subsequent to December 31, 2019 or remain under construction as a development project (and are subject to net leases upon completion of construction). For the periods presented, there were 11 recently net-leased or acquired properties, comprised of eight student housing properties, two ongoing student housing development projects, and one property acquired in 2021 (Note 4).

“Net-leased properties sold or held for sale” includes two net lease properties sold during the year ended December 31, 2021 and one net lease property sold during the year ended December 31, 2020 (Note 13).

Operating Property Revenues

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2020 and were not sold during the periods presented. For the periods presented, there were 65 existing operating properties (all of which are self-storage operating properties).

For the year ended December 31, 2021 as compared to 2020, operating property revenues from existing operating properties increased by $10.2 million, due to an increase in occupancy and unit rates across our self-storage portfolio.

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

CPA:18 – Global 2021 10-K – 38

“Operating properties sold” includes the two student housing operating properties located in the United Kingdom sold during the year ended December 31, 2021 (Note 13).

Interest Income and Other

Interest income and other primarily consists of interest income from our notes receivable investment (Note 5) and other non-recurring income.

For the year ended December 31, 2021 as compared to 2020, interest income and other decreased by $3.3 million, primarily due to (i) a $1.4 million decrease in interest income recognition from our notes receivable as a result of the borrower default on the mortgage loan senior to our mezzanine tranche of a mortgage-backed security; (ii) the collection of $1.1 million in lease-related settlements in 2020 as a result of a lease restructuring at one of our properties in 2019; and (iii) $0.8 million in termination income recognized in 2020.

Operating Expenses

Depreciation and Amortization

The following table presents our consolidated depreciation and amortization:

	Years Ended December 31,
	2021	2020	Change
Depreciation and amortization
Net-leased properties	$54,195	$50,899	$3,296
Operating properties	13,984	12,910	1,074
	$68,179	$63,809	$4,370

For the year ended December 31, 2021 as compared to 2020, depreciation and amortization increased for both our net-leased and operating properties as a result of the four and five student housing properties placed into service during 2021 and 2020, respectively.

Impairment Charges

Our impairment charges are described in Note 7.

Allowance for Credit Losses

During the year ended December 31, 2020, we recorded a net reversal of our allowance for credit losses of $2.9 million due to changes in expected economic conditions relating to a net investment in direct financing lease (Note 5).

Other Income and (Expenses), and Provision for Income Taxes

Interest Expense

Our interest expense is directly impacted by the non-recourse secured debt financings obtained, assumed, or extinguished in connection with our investment, construction, and disposition activity (Note 9).

For the year ended December 31, 2021 as compared to 2020, interest expense increased by $7.6 million, primarily as a result of the mortgage financings obtained on certain student housing properties placed into service during 2021 and 2020.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Years Ended December 31,
	2021	2020
Average outstanding debt balance	$1,306,841	$1,195,990
Weighted-average interest rate	3.7%	3.9%

CPA:18 – Global 2021 10-K – 39

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 13.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and amortizing loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions held by entities with the U.S. dollar as their functional currency due to fluctuations in foreign exchange rates. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2021 — For the year ended December 31, 2021, we recognized net other losses of $2.7 million, which was primarily comprised of (i) net realized and unrealized losses of $2.3 million related to changes in foreign currency exchange rates; and (ii) a net loss on extinguishment of debt of $2.0 million; (iii) a gain of $0.8 million relating to a rental guarantee settlement received; and (iii) a gain of $0.4 million relating to proceeds received from a prior disposition.

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

Earnings (Losses) from Equity Method Investment in Real Estate

For the year ended December 31, 2020, earnings from our equity method investment in real estate totaled $12.3 million, primarily due to the sale of three self-storage facilities located in Canada for total proceeds of $62.3 million, for which we recognized a gain on sale of $12.9 million (inclusive of tax of $1.8 million) (Note 4).

Provision for Income Taxes

Our provision for income taxes is primarily related to our international properties, as further described in Note 12.

For the year ended December 31, 2021 as compared to 2020, our net provision for income taxes increased by $1.1 million, primarily due to higher current tax expense related to reviews of tax positions on certain international properties.

Net Loss (Income) Attributable to Noncontrolling Interests

For the year ended December 31, 2021, we recognized a net loss attributable to noncontrolling interests of $0.2 million, compared to net income attributable to noncontrolling interests of $10.0 million recognized during the year ended December 31, 2020, primarily due to a noncontrolling interest’s $11.8 million share of an impairment charge recognized on one of our properties during 2021 (Note 7), partially offset by $3.7 million related to the net gain on sale of the two student housing operating properties disposed in 2021 (Note 13).

CPA:18 – Global 2021 10-K – 40

Liquidity and Capital Resources

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

Operating Activities — Net cash provided by operating activities increased by $2.4 million during 2021 as compared to 2020, primarily due to higher revenues from self-storage operating properties, driven by an increase in occupancy and unit rates, partially offset by higher interest expense.

Investing Activities — Our investing activities are generally comprised of funding of development projects and capitalized property-related costs. In addition, during the year ended December 31, 2021, we sold (i) two student housing operating properties located in the United Kingdom for net proceeds of $147.8 million; (ii) a retail facility in Zadar, Croatia, for net proceeds of $14.4 million; and (iii) a vacant industrial facility located in Columbus, Georgia, for net proceeds of $0.5 million (Note 13). We also acquired one net-leased property for $10.9 million during the year ended December 31, 2021 (Note 4).

Financing Activities — Our financing activities are generally comprised of borrowings, repayments and prepayments of our non-recourse secured debt and line of credit with WPC (Note 3), and activity relating to our common stock, which includes (i) payments of distributions to stockholders, (ii) distributions that are reinvested by stockholders in shares of our common stock through our DRIP, and (iii) repurchases of shares of our common stock pursuant to our redemption program as described below. In addition, cash paid and received in accordance with our individual agreements with our joint-venture partners are considered financing cash flow activities.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. During 2021, we declared distributions to stockholders of $68.2 million, which were comprised of cash distributions of $50.8 million (including an all-cash special distribution) and $17.4 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. From inception through December 31, 2021, we have declared distributions to stockholders totaling $598.9 million, which were comprised of cash distributions of $310.4 million and $288.5 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Since inception, the regular quarterly cash distributions that we pay have principally been covered by FFO or cash flow from operations. However, we funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using both FFO as well as our net cash provided by operating activities fully covered our total quarterly recurring distributions declared for the year ended December 31, 2021. In December 2021, we declared and paid an all-cash special distribution of $0.2000 per share for both Class A and Class C stock with proceeds from the disposition of certain assets (Note 11).

CPA:18 – Global 2021 10-K – 41

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. On August 31, 2020, our board of directors approved, effective as of that date, generally limiting the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP (as further detailed in the Form 8-K filed with the SEC on September 1, 2020). We prioritized qualifying special circumstance redemption requests (i.e., death, disability, receipt of long-term care), with the remaining requests redeemed on a pro rata basis. In December 2021, we redeemed in full any unfulfilled redemption requests. Our board of directors retains the discretion to modify the program at any time.

The following table illustrates our redemption activity in both shares of our common stock and dollars during the year ended December 31, 2021 (dollars in thousands):

	Class A		Class C		Total
	Shares	Dollars (a)	Shares	Dollars (a)	Shares	Dollars (a)
Redemptions unfulfilled beginnings balance (b)	995,407	$8,085	716,392	$5,819	1,711,799	$13,904
Redemptions requested (c)	2,283,062	19,932	1,291,060	11,283	3,574,122	31,215
Redemptions processed (d)	(3,278,469)	(28,621)	(2,007,452)	(17,494)	(5,285,921)	(46,115)
Redemptions unfulfilled ending balance	—	$—	—	$—	—	$—
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
(c)Redemptions requested are comprised of 495 and 200 new redemption requests received during the year ended December 31, 2021 for our Class A and Class C common stock, respectively.
(d)Redemptions were fulfilled at an average price of $8.73 and $8.71 per share for Class A and Class C common stock, respectively.

CPA:18 – Global 2021 10-K – 42

Summary of Financing

The table below summarizes our non-recourse secured debt, net (dollars in thousands):

	December 31,
	2021	2020
Carrying Value (a)
Fixed rate	$869,093	$942,378
Variable rate:
Amount subject to floating interest rate	202,520	135,481
Amount subject to interest rate swaps and caps	181,432	232,519
	383,952	368,000
	$1,253,045	$1,310,378
Percent of Total Debt
Fixed rate	69%	72%
Variable rate	31%	28%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	3.9%	3.8%
Variable rate (b)	3.5%	3.2%
Total debt	3.8%	3.6%
___________
(a)Aggregate debt balance includes unamortized deferred financing costs totaling $6.7 million and $6.9 million as of December 31, 2021 and 2020, respectively, and unamortized premium, net of $4.3 million and $2.5 million as of December 31, 2021 and 2020, respectively (Note 9).
(b)The impact of our interest rate swaps and caps is reflected in the weighted-average interest rates.

Cash Resources

As of December 31, 2021, our cash resources consisted of the following:

•cash and cash equivalents totaling $52.1 million (Note 2). Of this amount, $31.2 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds;
•ability to borrow up to $50.0 million from the unsecured revolving line of credit with WPC (scheduled to mature on March 31, 2023), which had no outstanding balance as of December 31, 2021 (Note 3). Subsequent to December 31, 2021 and through the date of this Report, we borrowed $18.0 million under the line of credit (Note 15);
•ability to borrow up to $32.0 million and $1.3 million under our third-party and external joint-venture financing arrangements, respectively; and
•unleveraged properties that had an aggregate carrying value of $79.9 million as of December 31, 2021, although there can be no assurance that we would be able to obtain financing for these properties on acceptable terms.

Our cash resources may be used for funding construction costs, working capital needs, other commitments, and to make distributions to our stockholders.

CPA:18 – Global 2021 10-K – 43

Cash Requirements and Liquidity

During the next 12 months following December 31, 2021 and thereafter, we expect that our significant cash requirements will include:

•paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control;
•funding future capital commitments such as development projects (Note 4);
•making scheduled principal and balloon payments on our debt obligations (Note 9);
•making scheduled interest payments on our debt obligations (future interest payments total $120.9 million, with $44.4 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates); and
•making share repurchases pursuant to our redemption plan.

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

Certain amounts disclosed above are based on the exchange rate of the local currencies as of December 31, 2021, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling.

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

CPA:18 – Global 2021 10-K – 44

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The recent accounting changes that may potentially impact our business are also described under Recently Adopted Accounting Pronouncements in Note 2.

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

CPA:18 – Global 2021 10-K – 45

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

CPA:18 – Global 2021 10-K – 46

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

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Net income attributable to CPA:18 – Global	$27,846	$12,343
Adjustments:
Depreciation and amortization of real property	68,179	63,809
Gain on sale of real estate, net	(44,015)	(2,390)
Impairment charges	23,504	—
Proportionate share of adjustments for noncontrolling interests (a)	(14,369)	(6,327)
Proportionate share of adjustments to earnings from equity method investment (b)	—	(12,214)
Total adjustments	33,299	42,878
FFO (as defined by NAREIT) attributable to CPA:18 – Global	61,145	55,221
Adjustments:
Amortization of premiums and discounts	3,697	1,709
Other (gains) and losses (c) (d)	2,894	(1,536)
Straight-line and other rent adjustments (e)	(2,255)	4,452
Above- and below-market rent intangible lease amortization, net (f)	(726)	(190)
Other amortization and non-cash items	698	512
Acquisition and other expenses	285	49
Allowance for credit losses (g)	—	(2,874)
Proportionate share of adjustments for noncontrolling interests (h)	(781)	956
Proportionate share of adjustments to losses from equity method investment	—	(108)
Total adjustments	3,812	2,970
MFFO attributable to CPA:18 – Global	64,957	58,191
Adjustments:
Tax expense, deferred	(2,049)	(2,298)
Hedging gains	320	1,343
Total adjustments	(1,729)	(955)
Adjusted MFFO attributable to CPA:18 – Global	$63,228	$57,236
__________
(a)Amount for the year ended December 31, 2021 includes a noncontrolling interest’s $11.8 million share of an impairment charge (Note 7).
(b)Amount for the year ended December 31, 2020 includes a gain on sale of $12.9 million (inclusive of tax of $1.8 million) from the disposition of our equity method investment in real estate (Note 4).
(c)Primarily comprised of gains and losses on (i) foreign currency movements, (ii) derivatives, and (iii) extinguishment of debt.
CPA:18 – Global 2021 10-K – 47

(d)The year ended December 31, 2020 includes a $2.8 million loss to write-off the value added tax receivable related to our previously owned Ghana investment, as collectibility was no longer deemed probable (Note 4).
(e)Amount for the year ended December 31, 2020 includes a $7.0 million write-off in straight-line rent receivables. Under GAAP, rental receipts are recorded on a straight-line basis over the life of the lease. This may result in timing of income recognition that is significantly different than on an accrual basis.
(f)Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO, and Adjusted MFFO provides useful supplemental information on the performance of the real estate.
(g)During the year ended December 31, 2020, we recorded a net reversal of our allowance for credit losses due to changes in expected economic conditions (Note 5).
(h)The year ended December 31, 2020 includes losses related to the litigation settlement with the joint-venture partner on our previously owned Ghana investment (Note 4).

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

We are also exposed to further market risk as a result of tenant concentrations in certain industries and/or geographic regions, since adverse market factors (such as the COVID-19 pandemic) can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio and we attempt to diversify such portfolio so that we are not overexposed to a particular industry or geographic region.

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

For the year ended December 31, 2021, our consolidated portfolio had the following significant characteristics in excess of 10% based on the percentage of our consolidated total revenues:

•63% related to domestic properties, which included concentrations of 13% in both Texas and Florida; and
•37% related to international properties.

For the year ended December 31, 2021, our portfolio had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our Stabilized NOI:

•67% related to domestic properties, which included a concentration of 16% in Florida;
•33% related to international properties; and
•35% related to self-storage properties, 32% related to office properties, and 10% related to warehouse properties.

As of December 31, 2021, our net-leased portfolio, which excludes our operating properties, had the following significant property, industry and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•40% related to domestic properties, which included a concentration of 10% in Illinois;
•60% related to international properties, which included concentrations in Norway of 12%, Spain of 11%, and the Netherlands of 10%;
•43% related to office properties, 13% related to student housing (net lease) properties, 13% related to warehouse properties, and 13% related to hospitality properties; and
CPA:18 – Global 2021 10-K – 48

•13% related to the student housing (net lease) industry, 13% related to the hotel and leisure industry, and 11% related to the banking industry.

Interest Rate Risk

The values of our real estate investments, related fixed-rate debt obligations, and notes receivable are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions (including the ongoing impact of the COVD-19 pandemic and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due). Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

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

As of December 31, 2021, a significant portion (approximately 83.8%) of our outstanding debt either bore interest at fixed rates, or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 9, in Item 8 below, and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash outflows for each of the next five years following December 31, 2021, and thereafter, based upon expected maturity dates of our debt obligations outstanding as of December 31, 2021 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed-rate debt (a)	$155,300	$154,825	$174,278	$298,037	$79,601	$11,242	$873,283	$873,067
Variable rate debt (a)	$64,970	$239,757	$22,452	$43,693	$11,290	$—	$382,162	$393,167
__________
(a)Amounts are based on the exchange rate at December 31, 2021, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which either have effectively been converted to a fixed rate through the use of interest rate swaps) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2021 by an aggregate increase of $22.1 million or an aggregate decrease of $28.4 million, respectively. Annual interest expense on our unhedged variable-rate debt at December 31, 2021 would increase or decrease by $2.0 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 7 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at December 31, 2021, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA:18 – Global 2021 10-K – 49

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the Norwegian krone, and, to a lesser extent, the British pound sterling which may affect future costs and cash flows. We have obtained and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from the ongoing effects of the COVID-19 global pandemic, as well as other macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk form changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in exchange rate between the euro, Norwegian krone, or British pound sterling, and the U.S. dollar, there would be a corresponding change in the annual projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at December 31, 2021, of $0.4 million for the euro, and less than $0.1 million for both the Norwegian krone and the British pound sterling, excluding the impact of our derivative instruments.

In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency.

We enter into foreign currency collars to hedge certain of our foreign currency cash flow exposures. See Note 8 for additional information on our foreign currency collars.

CPA:18 – Global 2021 10-K – 50

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA:18 – Global 2021 10-K – 51

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Corporate Property Associates 18 – Global Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corporate Property Associates 18 – Global Incorporated and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Assessment of Long-Lived Real Estate and Related Intangible Assets

As described in Notes 2, 4, and 7 to the consolidated financial statements, as of December 31, 2021, the consolidated investments in real estate balance, net of accumulated depreciation and amortization, was $1.9 billion, of which a majority relates to long-lived real estate and a portion relates to intangible assets. During the year ended December 31, 2021, the Company recognized an impairment charge of $23.5 million (inclusive of $11.8 million attributable to a noncontrolling interest). Management periodically assesses whether there are any indicators that the value of the long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. The impairment indicators include, but are not limited to, vacancies, an upcoming lease expiration, a tenant with credit difficulty, the termination of a lease by a tenant, or a likely disposition of the property. If an impairment indicator is identified, management compares the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that management expects the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The
CPA:18 – Global 2021 10-K – 52

undiscounted cash flow analysis requires management to estimate market rents, residual values, and holding periods. Management estimates the market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. For residual values, management applies a selected capitalization rate and deducts estimated costs of sale. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. Management then measures the impairment loss as the excess of the carrying value of the property’s asset group over the estimated fair value, which is determined by estimating discounted cash flows using a discount rate, residual capitalization rate, and estimated market rents.

The principal considerations for our determination that performing procedures relating to the impairment assessment of long-lived real estate and related intangible assets is a critical audit matter are (i) the significant judgment by management when developing the future net undiscounted cash flows and fair value of the property’s asset group, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, residual capitalization rates, and estimated market rents, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the future net undiscounted cash flows and fair value of the property’s asset group; (ii) evaluating the appropriateness of the undiscounted and discounted cash flow methods; (iii) testing the completeness and accuracy of the underlying data used; (iv) evaluating the reasonableness of the significant assumptions related to the discount rate, residual capitalization rates, and estimated market rents by considering the consistency with external market and industry data and whether the significant assumptions were consistent with evidence obtained in other areas of the audit; and (v) for a sample of real estate properties, the involvement of professionals with specialized skill and knowledge to assist in the evaluation of the appropriateness of management’s discounted cash flow method and the reasonableness of the significant assumptions related to the discount rate, residual capitalization rates, and estimated market rents.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2022

We have served as the Company’s auditor since 2013.

CPA:18 – Global 2021 10-K – 53

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,513,254	$1,440,354
Operating real estate — Land, buildings and improvements	477,588	596,998
Real estate under construction	103,309	180,055
Net investments in direct financing leases	11,449	16,933
In-place lease and other intangible assets	285,222	293,075
Investments in real estate	2,390,822	2,527,415
Accumulated depreciation and amortization	(448,277)	(403,171)
Net investments in real estate	1,942,545	2,124,244
Cash and cash equivalents	52,133	62,346
Other assets, net	148,191	172,328
Total assets (a)	$2,142,869	$2,358,918
Liabilities and Equity
Non-recourse secured debt, net	$1,253,045	$1,310,378
Accounts payable, accrued expenses and other liabilities	127,173	155,259
Due to affiliates	7,696	31,283
Distributions payable	9,330	9,447
Total liabilities (a)	1,397,244	1,506,367
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 118,684,766 and 119,059,188 shares, respectively, issued and outstanding	119	119
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 30,600,539 and 32,096,796 shares, respectively, issued and outstanding	31	32
Additional paid-in capital	1,315,260	1,331,278
Distributions and accumulated losses	(555,256)	(514,859)
Accumulated other comprehensive loss	(51,794)	(19,930)
Total stockholders’ equity	708,360	796,640
Noncontrolling interests	37,265	55,911
Total equity	745,625	852,551
Total liabilities and equity	$2,142,869	$2,358,918
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
CPA:18 – Global 2021 10-K – 54

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues
Lease revenues — net-leased	$121,646	$102,316	$119,100
Lease revenues — operating real estate	81,142	70,182	70,589
Other operating and interest income	1,429	4,569	7,750
	204,217	177,067	197,439
Operating Expenses
Depreciation and amortization	68,179	63,809	65,498
Operating real estate expenses	30,071	27,847	27,423
Impairment charges	23,504	—	—
Property expenses, excluding reimbursable tenant costs	20,240	18,690	18,660
Reimbursable tenant costs	14,817	12,159	13,204
General and administrative	8,274	7,630	7,724
Allowance for credit losses	—	(2,874)	—
	165,085	127,261	132,509
Other Income and Expenses
Interest expense	(50,959)	(43,343)	(48,019)
Gain on sale of real estate, net	44,015	2,390	24,773
Other gains and (losses)	(2,728)	1,904	4,715
Earnings (losses) from equity method investment in real estate	—	12,313	(2,185)
	(9,672)	(26,736)	(20,716)
Income before income taxes	29,460	23,070	44,214
Provision for income taxes	(1,850)	(769)	(210)
Net Income	27,610	22,301	44,004
Net loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $7,345, $7,225, and $8,132, respectively)	236	(9,958)	(11,432)
Net Income Attributable to CPA:18 – Global	$27,846	$12,343	$32,572
Class A Common Stock
Net income attributable to CPA:18 – Global	$21,990	$9,737	$25,636
Basic and diluted weighted-average shares outstanding	120,077,202	118,567,905	116,469,007
Basic and diluted income per share	$0.18	$0.08	$0.22
Class C Common Stock
Net income attributable to CPA:18 – Global	$5,856	$2,606	$6,936
Basic and diluted weighted-average shares outstanding	31,972,362	32,402,493	32,123,513
Basic and diluted income per share	$0.18	$0.08	$0.22
See Notes to Consolidated Financial Statements.
CPA:18 – Global 2021 10-K – 55

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net Income	$27,610	$22,301	$44,004
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(36,960)	43,772	(4,509)
Unrealized gain (loss) on derivative instruments	2,513	(3,519)	(2,079)
	(34,447)	40,253	(6,588)
Comprehensive (Loss) Income	(6,837)	62,554	37,416

Amounts Attributable to Noncontrolling Interests
Net loss (income)	236	(9,958)	(11,432)
Foreign currency translation adjustments	2,595	(3,666)	644
Unrealized (gain) loss on derivative instruments	(12)	18	2
Comprehensive loss (income) attributable to noncontrolling interests	2,819	(13,606)	(10,786)
Comprehensive (Loss) Income Attributable to CPA:18 – Global	$(4,018)	$48,948	$26,630

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2021 10-K – 56

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2021, 2020, and 2019
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2021	119,059,188	$119	32,096,796	$32	$1,331,278	$(514,859)	$(19,930)	$796,640	$55,911	$852,551
Shares issued	1,474,248	2	511,195	1	17,466			17,469		17,469
Shares issued to affiliate	1,420,820	1			12,546			12,547		12,547
Shares issued to directors	8,979	—			80			80		80
Contributions from noncontrolling interests								—	3,838	3,838
Distributions to noncontrolling interests								—	(19,665)	(19,665)
Distributions declared ($0.4500 per share to Class A and Class C)						(68,243)		(68,243)		(68,243)
Net income (loss)						27,846		27,846	(236)	27,610
Other comprehensive loss:
Foreign currency translation adjustments							(34,365)	(34,365)	(2,595)	(36,960)
Unrealized gain on derivative instruments							2,501	2,501	12	2,513
Repurchase of shares	(3,278,469)	(3)	(2,007,452)	(2)	(46,110)			(46,115)		(46,115)
Balance at December 31, 2021	118,684,766	$119	30,600,539	$31	$1,315,260	$(555,256)	$(51,794)	$708,360	$37,265	$745,625

Balance at January 1, 2020	117,179,578	$117	32,238,513	$32	$1,319,584	$(470,326)	$(56,535)	$792,872	$58,799	$851,671
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses						(6,903)		(6,903)		(6,903)
Shares issued	2,702,908	3	775,285	1	30,169			30,173		30,173
Shares issued to affiliate	1,152,029	1			9,811			9,812		9,812
Shares issued to directors	9,650	—			80			80		80
Contributions from noncontrolling interests								—	4,609	4,609
Distributions to noncontrolling interests								—	(20,802)	(20,802)
Acquisition of noncontrolling interest in real estate					(4,042)			(4,042)	(301)	(4,343)
Distributions declared ($0.3438 and $0.2895 per share to Class A and Class C, respectively)						(49,973)		(49,973)		(49,973)
Net income						12,343		12,343	9,958	22,301
Other comprehensive income:
Foreign currency translation adjustments							40,106	40,106	3,666	43,772
Unrealized loss on derivative instruments							(3,501)	(3,501)	(18)	(3,519)
Repurchase of shares	(1,984,977)	(2)	(917,002)	(1)	(24,324)			(24,327)		(24,327)
Balance at December 31, 2020	119,059,188	$119	32,096,796	$32	$1,331,278	$(514,859)	$(19,930)	$796,640	$55,911	$852,551

(Continued)
CPA:18 – Global 2021 10-K – 57

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2021, 2020, and 2019
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
	Common Stock				Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2019	114,589,333	$114	31,641,265	$32	$1,290,888	$(411,464)	$(50,593)	$828,977	$66,993	$895,970
Cumulative-effect adjustment for the adoption of ASU 2016-02, Leases (Topic 842)						(1,108)		(1,108)		(1,108)
Shares issued	3,822,104	4	1,171,368	1	43,809			43,814		43,814
Shares issued to affiliate	714,598	1			6,261			6,262		6,262
Shares issued to directors	9,164	—			80			80		80
Contributions from noncontrolling interests								—	2,838	2,838
Distributions to noncontrolling interests								—	(21,818)	(21,818)
Distributions declared ($0.6252 and $0.5499 per share to Class A and Class C, respectively)						(90,326)		(90,326)		(90,326)
Net income						32,572		32,572	11,432	44,004
Other comprehensive loss:
Foreign currency translation adjustments							(3,865)	(3,865)	(644)	(4,509)
Unrealized gain on derivative instruments							(2,077)	(2,077)	(2)	(2,079)
Repurchase of shares	(1,955,621)	(2)	(574,120)	(1)	(21,454)			(21,457)		(21,457)
Balance at December 31, 2019	117,179,578	$117	32,238,513	$32	$1,319,584	$(470,326)	$(56,535)	$792,872	$58,799	$851,671

See Notes to Consolidated Financial Statements.

CPA:18 – Global 2021 10-K – 58

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows — Operating Activities
Net income	$27,610	$22,301	$44,004
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	72,130	66,601	69,139
Gain on sale of real estate, net	(44,015)	(2,390)	(24,773)
Impairment charges	23,504	—	—
Asset management fees and directors’ compensation paid in shares	12,608	10,493	5,850
Realized and unrealized loss (gain) on foreign currency transactions, derivatives, and other	3,903	(3,465)	(694)
Deferred income tax benefit	(2,294)	(2,472)	(2,310)
Straight-line rent adjustments	(2,179)	4,780	(2,960)
Loss on extinguishment of debt	2,010	28	133
Amortization of rent-related intangibles and deferred rental revenue	(798)	(508)	(1,068)
(Earnings) losses from equity method investment in real estate in excess of distributions received	—	(4,426)	2,185
Change in allowance for credit losses	—	(2,874)	—
Net change in other operating assets and liabilities	(89)	1,923	1,607
Change in deferred acquisition fees payable	—	—	(293)
Net Cash Provided by Operating Activities	92,390	89,991	90,820
Cash Flows — Investing Activities
Proceeds from sale of real estate	162,164	6,101	50,846
Funding for development projects	(114,302)	(157,097)	(108,139)
Acquisition of real estate	(10,919)	—	—
Value added taxes refunded in connection with constructing funding	10,398	4,674	9,627
Capital expenditures on real estate	(8,293)	(7,006)	(2,989)
Value added taxes paid in connection with construction funding	(2,880)	(9,133)	(6,964)
Payment of deferred acquisition fees to an affiliate	(1,854)	(2,619)	(4,503)
Other investing activities, net	796	(1,317)	159
Proceeds from sale of equity investment in real estate	—	22,760	—
Return of capital from equity investment	—	1,135	3,161
Capital contributions to equity investment	—	(1,104)	(911)
Proceeds from repayment of notes receivable	—	—	35,954
Proceeds from insurance settlements	—	—	1,084
Net Cash Provided by (Used in) Investing Activities	35,110	(143,606)	(22,675)
Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(171,205)	(26,679)	(132,160)
Proceeds from mortgage financing	147,737	96,525	123,641
Distributions paid	(68,360)	(63,271)	(89,845)
Repayment of notes payable to affiliate	(62,048)	—	—
Repurchase of shares	(46,115)	(24,327)	(21,457)
Proceeds from notes payable to affiliate	41,000	21,048	—
Distributions to noncontrolling interests	(20,101)	(20,802)	(20,070)
Proceeds from issuance of shares	17,508	28,230	41,735
Payment of deferred financing costs and mortgage deposits	(4,577)	(2,436)	(1,001)
Contributions from noncontrolling interests	3,838	4,356	2,922
Other financing activities, net	(196)	(781)	(9)
Acquisition of noncontrolling interest in real estate	—	(4,343)	—
Net Cash (Used in) Provided by Financing Activities	(162,519)	7,520	(96,244)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,966)	2,410	659
Net decrease in cash and cash equivalents and restricted cash	(37,985)	(43,685)	(27,440)
Cash and cash equivalents and restricted cash, beginning of year	119,713	163,398	190,838
Cash and cash equivalents and restricted cash, end of year	$81,728	$119,713	$163,398

See Notes to Consolidated Financial Statements.
CPA:18 – Global 2021 10-K – 59

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

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (“the Operating Partnership”), and as of December 31, 2021 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

As of December 31, 2021, our net lease portfolio was comprised of full or partial ownership interests in 53 properties, substantially all of which were fully occupied and triple-net leased to 50 tenants totaling 10.4 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 65 self-storage properties, three student housing development projects (two of which will become subject to net lease agreements upon their completion) and one student housing operating property, totaling approximately 5.1 million square feet.

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

On December 20, 2019, we executed a framework agreement with a third party to enter into 11 net lease agreements for our student housing properties located in Spain and Portugal for 25 years upon completion of construction. As of December 31, 2021, we have placed into service nine student housing properties, and the remaining two student housing projects under construction will become subject to net lease agreements upon their completion and are scheduled to do so throughout 2022 and 2023.

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our offering. In addition, from inception through December 31, 2021, $220.4 million and $63.7 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our Distribution Reinvestment Plan.

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

CPA:18 – Global 2021 10-K – 60

Notes to Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. All transaction costs incurred during the reporting period were capitalized since our acquisitions were classified as asset acquisitions.

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

CPA:18 – Global 2021 10-K – 61

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

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e., free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party valuations. We amortize the value of in-place lease intangibles to depreciation and amortization expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

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

CPA:18 – Global 2021 10-K – 62

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

Direct Financing Leases/Notes Receivable — This policy was superseded by Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses, which we adopted on January 1, 2020 and which is described below under Credit Losses. Prior to this adoption, we periodically assessed whether there were any indicators that the value of our net investments in direct financing leases may have been impaired. When determining a possible impairment, we considered the collectibility of direct financing lease receivables for which a reserve would have been required if any losses were both probable and reasonably estimable. In addition, we determined whether there had been a permanent decline in the estimate of the residual value of the property. If this review indicated a permanent decline in the fair value of the asset below its carrying value, we recognized an impairment charge. For notes receivable, we determined the estimated fair value of these financial instruments using a discounted cash flow model that estimated the present value of the future note payments by discounting such payments at current estimated market interest rates. The estimated market interest rates took into account interest rate risk and the value of the underlying collateral, which included the quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

Equity Method Investment in Real Estate — Prior to its disposition in 2020 (Note 4), we evaluated our equity method investment in real estate on a periodic basis to determine if there are any indicators that the value of our equity method investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint-venture agreement. For our equity method investment in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investments in direct financing leases) have fair values that generally approximate their carrying values.

CPA:18 – Global 2021 10-K – 63

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

Credit Losses

We adopted ASU 2016-13, Financial Instruments — Credit Losses on January 1, 2020, which replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including net investments in direct financing leases and notes receivable. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842. We adopted ASU 2016-13 using the modified retrospective method, under which we recorded a cumulative-effect adjustment as a charge to retained earnings of $6.9 million on January 1, 2020, which is reflected within our consolidated statements of equity.

The allowance for credit losses, which is recorded as a reduction to Net investments in direct financing leases or notes receivable on our consolidated balance sheets, is measured on a pool basis by credit ratings (Note 5), using a probability of default method based on the lessees’ respective credit ratings, the expected value of the underlying collateral upon its repossession, and our historical loss experience related to other direct financing leases. Included in our model are factors that incorporate forward-looking information. Our notes receivable are included in Other assets, net on our consolidated balance sheets. Allowance for credit losses is included in our consolidated statements of income within Allowance for credit losses.

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

CPA:18 – Global 2021 10-K – 64

Notes to Consolidated Financial Statements
As of December 31, 2021 and 2020, we considered ten and 15 entities to be VIEs, respectively, all of which we consolidate, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Real estate — Land, buildings and improvements	$324,908	$427,129
Real estate under construction	102,009	179,162
In-place lease intangible assets	101,450	106,703
Accumulated depreciation and amortization	(107,765)	(98,433)
Total assets	532,686	729,611

Non-recourse secured debt, net	$321,747	$331,113
Total liabilities	361,867	390,882

Real Estate and Operating Real Estate — We carry land, buildings, and improvements at cost less accumulated depreciation. We capitalize costs that extend the useful life of properties or increase their value, while we expense maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

Real Estate Under Construction — For properties under construction, operating expenses, including interest charges and other property expenses (e.g., real estate taxes, insurance and legal costs) are capitalized rather than expensed. We capitalize interest by applying the interest rate applicable to any funding specific to the property or the interest rate applicable to outstanding borrowings to the average amount of accumulated qualifying expenditures for properties under construction during the period.

Note Receivable — For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance. Our note receivable is included in Other assets, net in the consolidated financial statements. We generate revenue in the form of interest payments from the borrower, which are recognized in Other operating and interest income in the consolidated financial statements.

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

Other Assets and Liabilities — We include our note receivable, prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, deferred tax assets, and derivative assets in Other assets, net in the consolidated financial statements. We include derivative liabilities, deferred income taxes, amounts held on behalf of tenants, deferred revenue, intangible liabilities, and environmental liabilities in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

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

CPA:18 – Global 2021 10-K – 65

Notes to Consolidated Financial Statements
Noncontrolling Interests — We account for the special general partner interest in our Operating Partnership as a noncontrolling interest (Note 3). The special general partner interest entitles WPC–CPA:18 Holdings, LLC (“CPA:18 Holdings” or the “Special General Partner”), to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights. Cash distributions to the Special General Partner are accounted for as an allocation to net loss (income) attributable to noncontrolling interest.

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

For our operating leases, we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4). Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectibility is assessed for each tenant receivable using various criteria including credit ratings, guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectibility of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. During the year ended December 31, 2020, we wrote off $7.0 million in straight-line rent receivables based on our assessment of less than a 75% likelihood of collecting all remaining contractual rent on certain net lease hotels. Additionally, we did not recognize uncollected rent within lease revenues of $9.9 million and $9.2 million during the years ended December 31, 2021 and 2020, respectively.

Our straight-line rent receivables totaled $20.8 million and $19.0 million at December 31, 2021 and 2020, respectively.

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

CPA:18 – Global 2021 10-K – 66

Notes to Consolidated Financial Statements
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

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. We recognized net realized gains (losses) of $0.7 million, $(0.2) million, and $(0.6) million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

CPA:18 – Global 2021 10-K – 67

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

Income Per Share — We have a simple equity capital structure with only common stock outstanding. As a result, income per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements. Income per basic and diluted share of common stock is calculated by dividing Net income attributable to CPA:18 – Global by the weighted-average number of shares of common stock issued and outstanding during the year. The allocation of Net income attributable to CPA:18 – Global is calculated based on the weighted-average shares outstanding for Class A common stock and Class C common stock for the years ended December 31, 2021, 2020, and 2019, respectively.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CPA:18 – Global 2021 10-K – 68

Notes to Consolidated Financial Statements
Foreign Currencies

We are subject to fluctuations in exchange rates between foreign currencies and the U.S. dollar (primarily the euro, the Norwegian krone, and, to a lesser extent, the British pound sterling). The following table reflects the end-of-period rate of the U.S. dollar in relation to foreign currencies:

	December 31,
	2021	2020	Percent Change
British Pound Sterling	$1.3479	$1.3649	(1.2)%
Euro	1.1326	1.2271	(7.7)%
Norwegian Krone	0.1134	0.1172	(3.3)%

Leases

We adopted guidance under Accounting Standards Codification (“ASC”) 842, Leases for our interim and annual periods beginning January 1, 2019.

As a Lessee: Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments consist of increases as a result of the CPI or other comparable indices, taxes, and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease. Below-market ground lease intangible assets and above-market ground lease intangible liabilities are included as a component of ROU assets. See Note 4 for additional disclosures on the presentation of these amounts in our consolidated balance sheets.

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

CPA:18 – Global 2021 10-K – 69

Notes to Consolidated Financial Statements
Restricted Cash

Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements, and real estate taxes. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$52,133	$62,346	$144,148
Restricted cash (a)	29,595	57,367	19,250
Total cash and cash equivalents and restricted cash	$81,728	$119,713	$163,398
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. The amount as of December 31, 2020 includes $30.4 million of net proceeds held in escrow relating to the disposition of our equity method investment in real estate (Note 4). These funds were transferred from a restricted cash account to us in February 2021.

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. We have evaluated our contracts that are referenced to London Interbank Offered Rate (“LIBOR”) or other reference rates that have been discontinued and accounted for the necessary modifications with a replacement reference rate using the expedients and exceptions provided for in ASU 2020-04 and ASU 2021-01. The adoption of these standards did not have a material impact on our consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, development, day-to-day management, and disposition of real estate and related assets and mortgage loans. We also reimburse our Advisor for general and administrative duties performed on our behalf. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days written notice without cause or penalty. As of December 31, 2021, the advisory agreement has been renewed through March 31, 2022.

We have an unsecured revolving line of credit with WPC with a borrowing capacity of $50.0 million, for which the scheduled maturity date was extended from March 31, 2022 to March 31, 2023 during the fourth quarter of 2021. The line of credit bears an interest rate equal to the rate that WPC can borrow funds under its senior credit facility (including an annual facility fee of 0.20%). During the year ended December 31, 2021, we repaid in full the $21.1 million outstanding balance on the line of credit (including accrued interest), which was the amount outstanding at December 31, 2020. As of December 31, 2021, we had no amounts drawn on the line of credit. Subsequent to December 31, 2021 and through the date of this Report, we borrowed $18.0 million under the line of credit (Note 15).

Jointly Owned Investments

As of December 31, 2021 and 2020, we owned interests ranging from 50% to 99% in 16 and 18 jointly owned investments, respectively, with the remaining interests held by WPC (four investments as of both dates) or by third parties. Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures (our sole equity investment, which we accounted for under the equity method of accounting, was sold during the year ended December 31, 2020 (Note 4)).

CPA:18 – Global 2021 10-K – 70

Notes to Consolidated Financial Statements
On December 29, 2020, we acquired the 1.3% remaining shares in a jointly owned net lease student housing property located in Barcelona, Spain, from the joint-venture partner, for total consideration of $4.5 million.

Other Transactions with Our Affiliates

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements (in thousands):

	Years Ended December 31,
	2021	2020	2019
Amounts Included in the Consolidated Statements of Income
Asset management fees	$12,528	$11,914	$11,539
Available Cash Distributions	7,345	7,225	8,132
Personnel and overhead reimbursements	2,714	2,648	3,161
Interest expense	536	468	492
Disposition fees	—	—	1,117
	$23,123	$22,255	$24,441

Acquisition Fees Capitalized
Capitalized personnel and overhead reimbursements	$135	$140	$665
Current acquisition fees	—	110	695
Deferred acquisition fees	—	88	555
	$135	$338	$1,915

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	December 31,
	2021	2020
Due to Affiliates
External joint-venture loans, accounts payable, and other (a)	$6,624	$6,940
Asset management fees payable	1,062	1,328
Acquisition fees, including accrued interest	10	1,871
Loan from WPC, including accrued interest	—	21,144
	$7,696	$31,283
___________
(a)Includes loans from our joint-venture partners to the jointly owned investments that we consolidate. As of December 31, 2021 and 2020, amounts outstanding to our joint-venture partners, including accrued interest, were $5.5 million and $5.3 million, respectively.

CPA:18 – Global 2021 10-K – 71

Notes to Consolidated Financial Statements
Asset Management Fees

Pursuant to the advisory agreement, our Advisor is entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable, of our investments. Asset management fees are payable in cash and/or shares of our Class A common stock at our board of directors’ election in consultation with our Advisor. For any portion of fees our Advisor receives in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $9.07 as of September 30, 2021. Effective January 1, 2019, our Advisor agreed to receive 50% of the asset management fees in shares of our Class A common stock and 50% in cash. Effective April 1, 2020, our Advisor agreed to receive all of its asset management fees in shares of our Class A common stock. As of December 31, 2021, our Advisor owned 8,326,732 shares of our outstanding Class A common stock, or 5.6% of our total Class A and Class C shares outstanding. Asset management fees are included in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements.

Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The initial acquisition fee and subordinated acquisition fee are 2.5% and 2.0%, respectively, of the aggregate total cost of our portion of each investment for all investments, other than those in readily marketable real estate securities purchased in the secondary market, for which our Advisor will not receive any acquisition fees. Deferred acquisition fees are scheduled to be paid in three equal annual installments following the quarter in which a property was purchased and are subject to the preferred return described above. The preferred return was achieved as of the years ended December 31, 2021 and 2020. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements and bear interest at an annual rate of 2.0%. The cumulative total acquisition costs, including acquisition fees paid to the Advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year.

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

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by WPC and its affiliates, which as of December 31, 2021 included Carey European Student Housing Fund I L.P. (WPC’s advisory agreements with Carey Watermark Investors Incorporated and Carey Watermark Investors 2 Incorporated were terminated on April 13, 2020).

We reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. In addition, we reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including professional fees, and office expenses. We do not reimburse our Advisor for salaries and benefits paid to our named executive officers or for the cost of personnel that provide services for transactions for where our Advisor receives a fee (such as for acquisitions and dispositions). Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% of our pro rata total revenues for each of 2021, 2020, and 2019. Our Advisor allocates overhead expenses to us based upon the percentage that our full-time employee equivalents comprised of the Advisor’s total full-time employee equivalents. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financing, lease amendments, and dispositions, among other categories. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

CPA:18 – Global 2021 10-K – 72

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

Note 4. Real Estate, Operating Real Estate, Real Estate Under Construction, and Equity Investment in Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2021 (a)	2020
Land	$264,590	$235,243
Buildings and improvements	1,248,664	1,205,111
Less: Accumulated depreciation	(199,664)	(172,319)
	$1,313,590	$1,268,035
_________
(a)Amounts include four recently completed student housing properties located in Spain and Portugal (subject to net lease agreements), as further described in the “Real Estate Under Construction” section below.

The carrying value of our Real Estate — Land, buildings and improvements decreased by $65.3 million from December 31, 2020 to December 31, 2021, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our real estate was $37.2 million, $30.5 million, and $29.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

During the year ended December 31, 2021, we reclassified a property with a carrying value of $1.8 million from Net investments in direct financing leases to Real estate — Land, buildings and improvements in connection with a change in lease classification due to a lease termination (Note 5).

Acquisition of Real Estate

On December 30, 2021, we acquired an industrial facility located in Houston, Texas, which was deemed to be an asset acquisition, at a total cost of $10.9 million, including land of $1.9 million, building of $7.1 million, and an in-place lease intangible of $1.9 million (with an expected life of 15 years). In connection with this acquisition, the lease with this tenant at another property was terminated.

Dispositions of Real Estate

During the year ended December 31, 2021, we sold one property located in Zadar, Croatia, classified as Real estate — Land, buildings and improvements. As a result, the carrying value of our Real estate — Land, buildings and improvements decreased by $11.9 million from December 31, 2020 to December 31, 2021 (Note 13).

CPA:18 – Global 2021 10-K – 73

Notes to Consolidated Financial Statements
Other Operating Income

During the year ended December 31, 2021, we received $4.9 million of lease termination proceeds from one property in a two-property domestic portfolio, which will be recognized as other operating income ratably over the remaining lease term of the occupied property (lease expiration is in 2034). Accordingly, during the year ended December 31, 2021, we recognized less than $0.1 million within Other operating and interest income in the consolidated statements of income related to this lease termination. The vacant facility was sold in December 2021, as disclosed in Note 5 and Note 13.

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage, student housing (not subject to net lease agreements), and multi-family residential properties (our last multi-family residential property was sold on January 29, 2019), is summarized as follows (in thousands):

	December 31,
	2021	2020
Land	$80,481	$89,148
Buildings and improvements	397,107	507,850
Less: Accumulated depreciation	(80,035)	(73,569)
	$397,553	$523,429

The carrying value of our Operating real estate — land, buildings and improvements increased by $1.5 million from December 31, 2020 to December 31, 2021, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our operating real estate for the years ended December 31, 2021, 2020, and 2019 was $16.2 million, $16.0 million, and $15.2 million, respectively.

Dispositions of Operating Real Estate

During the year ended December 31, 2021, we sold two student housing operating properties located in Cardiff and Portsmouth, United Kingdom. As a result, the carrying value of our Operating real estate — land, buildings and improvements decreased by $114.1 million from December 31, 2020 to December 31, 2021 (Note 13).

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2021	2020
Beginning balance	$180,055	$235,751
Placed into service	(171,413)	(236,923)
Capitalized funds	97,099	153,539
Foreign currency translation adjustments	(7,850)	19,415
Capitalized interest	5,418	8,273
Ending balance	$103,309	$180,055

CPA:18 – Global 2021 10-K – 74

Notes to Consolidated Financial Statements
Projects Placed into Service During 2021

During the year ended December 31, 2021, we completed and placed into service the following student housing properties, which became subject to individual net lease agreements with minimum fixed rents and were reclassified to Real estate — Land, buildings and improvements on our consolidated balance sheets (in thousands):

Property Location(s)	Date of Completion	Total Capitalized Costs (a) (b)
Coimbra, Portugal	7/5/2021	$35,096
Pamplona, Spain	7/8/2021	32,781
Seville, Spain	7/30/2021	46,593
Bilbao, Spain	8/24/2021	56,719
		$171,189
___________
(a)Amounts include capitalized interest, carrying costs, and acquisition fees payable to our Advisor (Note 3).
(b)Amounts reflect the exchange rate of the euro on the date the assets were placed into service.

Projects Placed into Service During 2020

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
(d)Upon completion, these properties became subject to an individual net lease agreement with variable rent based on gross revenues, which converted to minimum fixed rent in the second year of operation.

In addition, during the year ended December 31, 2020, we placed into service approximately $6.3 million in capital investment projects at three of our net lease properties (non-cash investing activity).

Capitalized Funds During 2021 and 2020

During the years ended December 31, 2021 and 2020, total capitalized funds primarily related to construction draws for student housing development projects, and includes $5.0 million and $20.5 million, respectively, of accrued costs, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes interest incurred during construction, as well as amortization of the mortgage discount and deferred financing costs, which totaled $5.4 million, $8.3 million, and $7.1 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is a non-cash investing activity.

CPA:18 – Global 2021 10-K – 75

Notes to Consolidated Financial Statements
Ending Balance

As of December 31, 2021 and 2020, we had three and seven open student housing development projects, respectively, and aggregate unfunded commitments totaling approximately $55.4 million and $174.9 million, respectively, excluding capitalized interest, accrued costs, and capitalized acquisition fees.

Leases

Lease Income

Lease income recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the consolidated statements of income are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Lease revenues — net-leased
Lease income — fixed	$101,944	$84,047	$99,771
Lease income — variable (a)	18,237	15,096	15,468
Total operating lease income (b)	$120,181	$99,143	$115,239

Lease revenues — operating real estate
Lease income — fixed	$78,726	$67,964	$67,969
Lease income — variable (c)	2,416	2,218	2,620
Total operating real estate income	$81,142	$70,182	$70,589
_________
(a)Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
(b)Excludes interest income from direct financing leases of $1.5 million, $3.2 million, and $3.9 million for the years ended December 31, 2021, 2020, and 2019, respectively (Note 5). Interest income from direct financing leases is included in Lease revenues — net-leased in the consolidated statements of income.
(c)Primarily comprised of late fees and administrative fees.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable operating leases as of December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Total
2022	$114,185
2023	107,886
2024	97,357
2025	92,530
2026	84,796
Thereafter	664,191
Total	$1,160,945

See Note 5 for scheduled future lease payments to be received under non-cancelable direct financing leases.

CPA:18 – Global 2021 10-K – 76

Notes to Consolidated Financial Statements
Lease Cost

During the years ended December 31, 2021, 2020, and 2019, total lease costs for operating leases totaled $0.8 million, $1.0 million, and $1.1 million, respectively, which is included in Property expenses, excluding reimbursable tenant costs and Reimbursable tenant costs in the consolidated statements of income. Additionally, we recognized reimbursable ground rent totaling approximately $0.4 million for each of the years ended December 31, 2021, 2020, and 2019, which is included in Lease revenues — net-leased in the consolidated statements of income.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

		Years Ended December 31,
	Location on Consolidated Balance Sheets	2021	2020
Operating ROU assets — land leases	In-place lease and other intangible assets	$34,496	$37,339

Operating lease liabilities — land leases	Accounts payable, accrued expenses and other liabilities	$7,287	$8,084

Weighted-average remaining lease term — operating leases (a)		42.5 years	42.2 years
Weighted-average discount rate — operating leases (a)		6.8%	6.8%
Number of land lease arrangements		8	8
Lease term range		4 – 981 years	5 – 982 years
___________
(a)Excludes ROU land lease asset totaling $7.4 million and $7.5 million as of December 31, 2021, and 2020, related to the student housing development project located in Swansea, United Kingdom, as it has no future obligation during the 983-year lease term.

Cash paid for operating lease liabilities included in the Net cash provided by operating activities for the years ended December 31, 2021, 2020, and 2019 was $0.7 million, $0.4 million, and $0.8 million, respectively. There are no land finance leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2021 is as follows (in thousands):

Years Ending December 31,	Total
2022	$596
2023	596
2024	596
2025	591
2026	480
Thereafter	18,833
Total lease payments	21,692
Less: amount of lease payments representing interest	(14,405)
Present value of future lease payments/lease obligations	$7,287

CPA:18 – Global 2021 10-K – 77

Notes to Consolidated Financial Statements
Ghana Settlement Update

In relation to the litigation with our former joint-venture partner, the arbitrator issued a final decision and awarded the joint-venture partner a settlement of $2.6 million during the year ended December 31, 2020. As of December 31, 2021 and 2020, all amounts payable to the joint-venture partner have been paid.

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

On December 23, 2020, we disposed of our sole equity method investment which was comprised of the three self-storage facilities located in Canada for total proceeds of $62.3 million. In conjunction with this disposal, we recognized a gain on sale of $12.9 million (inclusive of tax of $1.8 million) during the year ended December 31, 2020, which is included in Earnings (losses) from equity method investment in real estate in our consolidated financial statements. Upon closing of the sale, loans totaling $31.8 million encumbering these properties were repaid. Amounts are based on the exchange rate of the Canadian dollar on the date of the transaction.

On August 15, 2019, we closed on the disposition of the self-storage development project located in Vaughan, Canada. In conjunction with this disposal, we recognized a gain on sale of $0.2 million during the year ended December 31, 2019, which is included in Earnings (losses) from equity method investment in real estate in our consolidated financial statements.

As of December 31, 2021 and 2020, we no longer have any equity method investments.

Asset Retirement Obligations

We have recorded asset retirement obligations for the removal of asbestos and environmental waste in connection with certain of our investments. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. This liability was $1.2 million and $3.3 million as of December 31, 2021 and 2020, respectively. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred. We include asset retirement obligations in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our notes receivable (which are included in Other assets, net in the consolidated financial statements) and our Net investments in direct financing leases (net of allowance for credit losses). Operating leases are not included in finance receivables. See Note 2 and Note 4 for information on ROU operating lease assets recognized on our consolidated balance sheets.

CPA:18 – Global 2021 10-K – 78

Notes to Consolidated Financial Statements
Notes Receivable

As of December 31, 2021, our notes receivable consisted of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York, with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. Interest-only payments at a rate of 10% per annum are due through its maturity date. As of both December 31, 2021 and 2020, the balance for this note receivable remained $28.0 million. On July 28, 2020, we were notified that the borrower has defaulted on the mortgage loan senior to our mezzanine tranche, and since that date through December 31, 2021, we have received $4.0 million from the borrower, which is recognized as a liability within Accounts payable, accrued expenses and other liabilities in our consolidated balance sheets. We are currently evaluating our rights and options in connection with the senior loan default and therefore have not recognized these amounts within interest income for the year ended December 31, 2021 or the third and fourth quarters of 2020.

On April 9, 2019, we received full repayment totaling $36.0 million on the Mills Fleet Farm Group LLC mezzanine loan.

Interest income recognized from our notes receivable was $1.4 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively, and is included in Other operating and interest income in our consolidated statements of income.

Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	December 31,
	2021	2020
Lease payments receivable	$5,192	$14,325
Unguaranteed residual value	10,550	15,559
	15,742	29,884
Less: unearned income	(4,293)	(12,466)
Less: allowance for credit losses	—	(485)
	$11,449	$16,933

Interest income from direct financing leases was $1.5 million, $3.2 million, and $3.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in Lease revenues — net-leased in our consolidated statements of income.

During the year ended December 31, 2021, we sold a property accounted for as a direct financing lease that had an aggregate net carrying value of $3.6 million. In connection with this disposition, we removed the related allowance for credit losses of $0.5 million. During the year ended December 31, 2021, we reclassified a property with a carrying value of $1.8 million from Net investments in direct financing leases to Real estate — Land, buildings and improvements in connection with a change in lease classification due to a lease termination (Note 4).

Upon our adoption of ASU 2016-13 on January 1, 2020, we applied changes in loss reserves through a cumulative-effect adjustment to retained earnings totaling $6.9 million, which is reflected within our consolidated statements of equity (Note 2), as well as an additional allowance for credit loss of $4.9 million, due to changes in expected economic conditions for a net investment in a direct financing lease, which is reflected in Allowance for credit losses in our consolidated statements of income. During the fourth quarter of 2020, the tenant emerged from a pre-packaged bankruptcy, leading to a reversal of $7.8 million of the original reserve for this property, which is included in Allowance for credit losses in our consolidated statements of income. The investment was reclassified as an operating lease in 2020, and is therefore not reflected in the table above. We did not record an additional allowance for credit losses during the year ended December 31, 2021.
CPA:18 – Global 2021 10-K – 79

Notes to Consolidated Financial Statements
Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage rents, and future CPI-based adjustments) under non-cancelable direct financing leases as of December 31, 2021 were as follows (in thousands):

Years Ending December 31,	Total
2022	$835
2023	863
2024	892
2025	921
2026	951
Thereafter	730
Total	$5,192

See Note 4 for scheduled lease payments to be received under non-cancelable operating leases.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. As of both December 31, 2021 and 2020, we had no significant finance receivable balances that were past due; however, we have an allowance for credit losses. Other than the lease termination noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the year ended December 31, 2021.

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

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2021	2020	2021	2020
1 – 3	1	3	$11,449	$16,933
4	1	1	28,000	28,000
5	—	—	—	—
	0		$39,449	$44,933

Note 6. Intangible Assets and Liabilities

In-place lease and above-market rent intangibles are included in In-place lease and other intangible assets in the consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Goodwill is included in our Net Lease segment, which is also the reporting unit for goodwill impairment testing, and is included in Other assets, net in the consolidated financial statements. As a result of foreign currency translation adjustments, goodwill increased from $26.0 million as of December 31, 2019 to $27.3 million as of December 31, 2020. Goodwill decreased from $27.3 million as of December 31, 2020 to $26.0 million as of December 31, 2021, reflecting the impact of foreign currency translation adjustments.

We performed our annual test for impairment during the fourth quarter of 2021 for goodwill and no impairment was indicated.

CPA:18 – Global 2021 10-K – 80

Notes to Consolidated Financial Statements
Intangible assets and liabilities are summarized as follows (in thousands):

		December 31,
		2021			2020
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	9 – 23	$240,432	$(162,497)	$77,935	$244,963	$(151,613)	$93,350
Above-market rent	9 – 30	10,294	(6,081)	4,213	10,773	(5,670)	5,103
		250,726	(168,578)	82,148	255,736	(157,283)	98,453
Goodwill
Goodwill		26,021	—	26,021	27,259	—	27,259
Total intangible assets		$276,747	$(168,578)	$108,169	$282,995	$(157,283)	$125,712

Finite-Lived Intangible Liabilities
Below-market rent	9 – 30	$(14,654)	$8,755	$(5,899)	$(14,776)	$7,755	$(7,021)
Total intangible liabilities		$(14,654)	$8,755	$(5,899)	$(14,776)	$7,755	$(7,021)

Net amortization of intangibles, including the effect of foreign currency translation, was $14.2 million, $17.3 million, and $20.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to rental income; amortization of in-place lease intangibles is included in Depreciation and amortization on our consolidated statements of income.

Based on the intangible assets and liabilities recorded as of December 31, 2021, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net (Increase) Decrease in Rental Income	Increase to Amortization	Net
2022	$(391)	$14,203	$13,812
2023	(489)	12,011	11,522
2024	(529)	9,539	9,010
2025	(548)	8,741	8,193
2026	(206)	7,113	6,907
Thereafter	477	26,328	26,805
	$(1,686)	$77,935	$76,249

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

CPA:18 – Global 2021 10-K – 81

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2021 and 2020. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31,
		2021		2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse secured debt, net (a) (b)	3	$1,253,045	$1,266,234	$1,310,378	$1,329,482
Notes receivable (c)	3	28,000	28,000	28,000	28,000
___________
(a)As of December 31, 2021 and 2020, the carrying value of Non-recourse secured debt, net includes unamortized deferred financing costs of $6.7 million and $6.9 million, respectively, and unamortized premium, net of $4.3 million and $2.5 million, respectively (Note 9).
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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both December 31, 2021 and 2020.

CPA:18 – Global 2021 10-K – 82

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Our impairment policies are described in Note 2.

During the year ended December 31, 2021, we recognized an impairment charge of $23.5 million (inclusive of $11.8 million attributable to a noncontrolling interest) on an international office facility in order to reduce its carrying value to its estimated fair value ($61.4 million), due to the current tenant’s notice of non-renewal of its lease expiring in May 2023. The fair value measurement was determined by estimating discounted cash flows using three significant unobservable inputs, which were the discount rate (7.00%), residual capitalization rate (range of 6.75% to 7.75%), and estimated market rents (range of $17 to $18 per square foot). This impairment charge is included within Impairment charges and Net loss (income) attributable to noncontrolling interests on our consolidated statements of income, and reduced Real estate — Land, buildings and improvements and Noncontrolling interests on our consolidated balance sheets.

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

CPA:18 – Global 2021 10-K – 83

Notes to Consolidated Financial Statements
All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2021 and 2020, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31,		December 31,
		2021	2020	2021	2020
Foreign currency collars	Other assets, net	$594	$440	$—	$—
Interest rate caps	Other assets, net	133	21	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,304)	(3,350)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(198)
		727	461	(1,304)	(3,548)
Derivatives in Not Cash Flow Hedging Relationships
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(3)	(28)
		—	—	(3)	(28)
		$727	$461	$(1,307)	$(3,576)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2019
Interest rate swaps	$2,046	$(1,412)	$(2,288)
Foreign currency collars	352	(1,019)	1,343
Interest rate caps	115	(227)	(38)
Foreign currency forward contracts	—	(861)	(1,096)
Derivatives in Net Investment Hedging Relationship (a)
Foreign currency collars	—	113	19
Foreign currency forward contracts	—	—	23
Total	$2,513	$(3,406)	$(2,037)
___________
(a)The changes in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income.

CPA:18 – Global 2021 10-K – 84

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2021	2020	2019
Interest rate swaps	Interest expense	$(1,351)	$(1,997)	$(136)
Foreign currency collars	Other gains and (losses)	292	633	257
Interest rate caps	Interest expense	(199)	(82)	(13)
Foreign currency forward contracts	Other gains and (losses)	—	889	1,450
Total		$(1,258)	$(557)	$1,558

Amounts reported in Other comprehensive (loss) income related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of December 31, 2021, we estimated that an additional $0.8 million and $0.6 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2021	2020	2019
Foreign currency collars	Other gains and (losses)	$28	$(229)	$206
Interest rate swaps	Interest expense	23	23	—
Foreign currency forward contracts	Other gains and (losses)	—	(15)	(4)
Interest rate swaps	Other gains and (losses)	—	—	(14)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	1,338	1,997	(1)
Interest rate cap		13	—	—
Foreign currency collars	Other gains and (losses)	—	—	7
Total		$1,402	$1,776	$194

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

CPA:18 – Global 2021 10-K – 85

Notes to Consolidated Financial Statements
The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of December 31, 2021 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2021 (a)
Interest rate swaps	5	35,948	USD	$(1,304)
Interest rate caps	6	95,663	EUR	133
Derivatives Not Designated as Hedging Instruments
Interest rate swap (b)	1	8,341	EUR	(3)
				$(1,174)
___________
(a)Fair value amount is based on the exchange rate of the respective currencies at December 31, 2021, as applicable.
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

The following table presents the foreign currency derivative contracts we had outstanding and their designations as of December 31, 2021 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2021
Designated as Cash Flow Hedging Instruments
Foreign currency collars	6	3,900	EUR	$524
Foreign currency collars	4	5,000	NOK	70
				$594

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2021. At December 31, 2021, our total credit exposure was $0.7 million and the maximum exposure to any single counterparty was $0.5 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of December 31, 2021, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.4 million and $3.7 million as of December 31, 2021 and 2020, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of December 31, 2021 or 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.4 million and $3.8 million, respectively.

CPA:18 – Global 2021 10-K – 86

Notes to Consolidated Financial Statements
Note 9. Non-Recourse Secured Debt, Net

Non-recourse secured debt, net is collateralized by the assignment of real estate properties. For a list of our encumbered properties, see Schedule III — Real Estate and Accumulated Depreciation. As of December 31, 2021, the weighted-average interest rate for our total non-recourse secured debt was 3.8% (fixed-rate and variable-rate non-recourse secured debt were 3.9% and 3.5%, respectively), with maturity dates ranging from February 2022 to April 2039. Subsequent to December 31, 2021 and through the date of this Report, we (i) prepaid a non-recourse mortgage loan with a principal balance of $36.2 million (in connection with a disposition) and (ii) repaid $22.3 million of principal outstanding on a non-recourse mortgage loan (Note 15).

Financing Activity During 2021

During the year ended December 31, 2021, we obtained the following non-recourse mortgage loans and construction loans in connection with certain student housing properties (dollars in thousands):

Property Location(s)	Date Obtained	Interest Rate	Rate Type	Maturity Date	Drawdowns (a)	Loan Amount (a)
Malaga, Spain (b)	3/31/2021	2.5%	Variable	12/31/2023	$27,261	$27,261
Swansea, United Kingdom (c)	4/6/2021	6.4%	Variable	10/5/2023	28,162	56,577
Porto, Portugal (b) (d)	4/30/2021	2.8%	Fixed	4/30/2025	16,432	18,123
Pamplona, Spain (b)	9/30/2021	2.5%	Variable	12/31/2023	19,684	19,684
Bilbao, Spain (b)	11/11/2021	2.5%	Variable	12/31/2023	32,088	32,088
						$153,733
___________
(a)Amounts are based on the exchange rate of the euro or British pound sterling, as applicable, on the date of the transactions.
(b)Represents a non-recourse mortgage loan.
(c)Represents a construction loan for a student housing development project, which we currently expect to be completed in the third quarter of 2022. This loan has a one-year extension option
(d)At closing, we drew down the first tranche of the loan of $16.4 million, which bears a fixed interest rate of 2.8%. The second tranche of $1.7 million is undrawn as of December 31, 2021, and would bear a variable interest rate equal to the Euro Interbank Offering Rate plus 2.5% when drawn.

Repayments

On September 3, 2021, we repaid a non-recourse mortgage loans of $83.3 million with an interest rate of 2.3% in connection with the disposition of two student housing operating properties encumbered by the loan (Note 13). We recognized a net loss on extinguishment of debt of $1.5 million on this prepayment, which is included within Other gains and (losses) on our consolidated statements of income.

On October 29, 2021, we prepaid a non-recourse mortgage loan of $8.3 million with an interest rate of 3.9%, in connection with the disposition of a retail facility encumbered by the loan (Note 13).

On December 29, 2021, we prepaid a non-recourse mortgage loan of $6.8 million with an interest rate of 5.0%, in connection with the disposition of a vacant industrial facility encumbered by the loan (Note 13). We recognized a net loss on extinguishment of debt of $0.5 million on this prepayment, which is included within Other gains and (losses) on our consolidated statements of income.

During the year ended December 31, 2021, we repaid four other non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $56.3 million and a weighted-average interest rate of 4.2%.

Interest Paid

Interest paid totaled $42.2 million, $39.4 million, and $43.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

CPA:18 – Global 2021 10-K – 87

Notes to Consolidated Financial Statements
Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2021, during each of the next five calendar years and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2022	$220,270
2023	394,582
2024	196,730
2025	341,730
2026	90,891
Thereafter through 2039	11,242
Total principal payments	1,255,445
Unamortized deferred financing costs	(6,749)
Unamortized premium, net	4,349
Total	$1,253,045

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2021.

The carrying value of our Non-recourse secured debt, net, increased by $38.1 million in the aggregate from December 31, 2020 to December 31, 2021, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Covenants

Our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. Our compliance with such covenants depends on many factors that could be impacted by current or future economic conditions, including the adverse impact of the COVID-19 pandemic. Other than the breaches discussed below, we were in compliance with our covenants at December 31, 2021.

As of December 31, 2021, we were in breach of a non-recourse mortgage loan encumbering a net-leased property for non-payment of a $4.0 million scheduled payment of mortgage principal (principal balance of $52.6 million as of December 31, 2021). The lender has the right to call the loan and apply any restricted cash towards the repayment of the loan. As of the date of this Report, the lender has not enforced this right and we are in separate negotiations with the lender.

Note 10. Commitments and Contingencies

As of December 31, 2021, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial statements of income or results of operations.

See Note 4 for unfunded construction commitments.

CPA:18 – Global 2021 10-K – 88

Notes to Consolidated Financial Statements
Note 11. Earnings Per Share and Equity

Basic and Diluted Earnings Per Share

The following table presents earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2021
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	120,077,202	$21,990	$0.18
Class C common stock	31,972,362	5,856	0.18
Net income attributable to CPA:18 – Global		$27,846

	Year Ended December 31, 2020
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	118,567,905	$9,737	$0.08
Class C common stock	32,402,493	2,606	0.08
Net income attributable to CPA:18 – Global		$12,343

	Year Ended December 31, 2019
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	116,469,007	$25,636	$0.22
Class C common stock	32,123,513	6,936	0.22
Net income attributable to CPA:18 – Global		$32,572

The allocation of Net income attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period. The Class C common stock allocation includes interest expense related to the accretion of interest on the annual distribution and shareholder servicing fee liability, which was less than $0.1 million and $0.2 million for the years ended December 31, 2020, and 2019, respectively. As of December 31, 2021 and 2020, we have no further obligation with respect to the distribution and shareholder servicing fee as the total underwriting compensation paid in respect to the offering reached the Financial Industry Regulatory Authority (“FINRA”) limit of 10.0% of the gross offering proceeds. As a result, interest expense related to the accretion of the distribution and shareholder servicing fee will no longer impact the Class C common stock.

CPA:18 – Global 2021 10-K – 89

Notes to Consolidated Financial Statements
Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our distributions per share are summarized as follows:

	Years Ended December 31,
	2021		2020		2019
	Class A	Class C	Class A	Class C	Class A	Class C
Ordinary income	$0.2686	$0.2686	$0.1490	$0.1241	$0.1251	$0.1101
Capital gain	0.2439	0.2439	0.1423	0.1185	0.1339	0.1178
Return of capital	—	—	0.1463	0.1218	0.3662	0.3220
Total distributions paid	$0.5125	$0.5125	$0.4376	$0.3644	$0.6252	$0.5499

Distributions are declared at the discretion of our board of directors and are not guaranteed. During the fourth quarter of 2021, our board of directors declared quarterly distributions of $0.0625 per share for both our Class A common stock and Class C common stock, which were paid on January 14, 2022 to stockholders of record on December 31, 2021. We paid $9.3 million of aggregate quarterly distributions declared during the fourth quarter of 2021. In addition, during the fourth quarter of 2021, we declared an all-cash special distribution of $0.2000 per share for both Class A and Class C stock, paid on December 16, 2021 to stockholders of record at December 9, 2021 (with proceeds from the disposition of certain assets), totaling $30.5 million.

During the year ended December 31, 2021, our board of directors declared distributions in the aggregate amount of $54.0 million for our Class A common stock and $14.2 million for our Class C common stock, which equates to $0.4500 per share for both Class A and Class C common stock.

CPA:18 – Global 2021 10-K – 90

Notes to Consolidated Financial Statements
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2019	$2,215	$(52,808)	$(50,593)
Other comprehensive loss before reclassifications	(521)	(4,509)	(5,030)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,707)	—	(1,707)
Interest expense	149	—	149
Net current-period Other comprehensive loss	(2,079)	(4,509)	(6,588)
Net current-period Other comprehensive loss attributable to noncontrolling interests	2	644	646
Balance at December 31, 2019	138	(56,673)	(56,535)
Other comprehensive income before reclassifications	(4,076)	43,772	39,696
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,522)	—	(1,522)
Interest expense	2,079	—	2,079
Net current-period Other comprehensive income	(3,519)	43,772	40,253
Net current-period Other comprehensive income attributable to noncontrolling interests	18	(3,666)	(3,648)
Balance at December 31, 2020	(3,363)	(16,567)	(19,930)
Other comprehensive loss before reclassifications	1,255	(36,960)	(35,705)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,550	—	1,550
Other gains and (losses)	(292)	—	(292)
Net current-period Other comprehensive loss	2,513	(36,960)	(34,447)
Net current-period Other comprehensive loss attributable to noncontrolling interests	(12)	2,595	2,583
Balance at December 31, 2021	$(862)	$(50,932)	$(51,794)

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

CPA:18 – Global 2021 10-K – 91

Notes to Consolidated Financial Statements
The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Federal
Current	$78	$80	$60
Deferred	(2)	1	—
	76	81	60
State and Local
Current	262	126	85
	262	126	85
Foreign
Current	3,804	3,033	2,375
Deferred	(2,292)	(2,471)	(2,310)
	1,512	562	65
Total Provision for Income Taxes	$1,850	$769	$210

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

During the year ended December 31, 2021, our unrecognized tax benefits increased by $1.3 million from $2.1 million as of December 31, 2020 to $3.4 million as of December 31, 2021, reflecting additions based on tax positions related to the current period. These unrecognized tax benefits are recorded as liabilities within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, we had accrued interest related to uncertain tax positions of $0.6 million and $0.2 million, respectively.

Tax authorities in relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2015 through 2020 remain open to adjustment in major tax jurisdictions.

Income Taxes Paid

Income taxes paid were $5.2 million, $1.5 million, and $1.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

CPA:18 – Global 2021 10-K – 92

Notes to Consolidated Financial Statements
Deferred Income Taxes

Our deferred tax assets before valuation allowances were $22.1 million and $24.2 million as of December 31, 2021 and 2020, respectively. Our deferred tax liabilities were $45.0 million and $50.2 million as of December 31, 2021 and 2020, respectively. We determined that $19.9 million and $21.8 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes, and accordingly, a valuation allowance was established in that amount as of December 31, 2021 and 2020, respectively. Our deferred tax assets, net of valuation allowance, is recorded in Other assets, net on our consolidated balance sheets. Our deferred tax liabilities are recorded in Accounts payable, accrued expenses and other liabilities in our consolidated balance sheets. Our deferred tax assets and liabilities are primarily the result of temporary differences related to:

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

As of December 31, 2021 and 2020, we had net operating losses in foreign jurisdictions of approximately $40.9 million and $42.7 million, respectively. Our net operating losses will begin to expire in 2022 in certain foreign jurisdictions. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

Note 13. Property Dispositions

We may decide to dispose of a property due to a variety of circumstances, including but not limited to, vacancy, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheets. Our property dispositions are also discussed in Note 4 and Note 5.

2021

Real Estate — Land, Buildings and Improvements

On October 29, 2021, we sold a retail facility in Zadar, Croatia, for total proceeds, net of selling costs, of $14.4 million, and recognized a net gain on this sale of $2.0 million (inclusive of $0.4 million attributable to a noncontrolling interest). In connection with this disposition, we repaid the $8.3 million non-recourse mortgage loan encumbering the property (Note 9). Amounts are based on the exchange rate of the euro on the date of the transaction.

On December 29, 2021, we sold a vacant industrial facility located in Columbus, Georgia, for total proceeds, net of selling costs, of $0.5 million, and recognized a net loss on this sale of $0.8 million. In connection with this disposition, we prepaid the $6.8 million non-recourse mortgage loan encumbering this property (Note 9).

Operating Real Estate — Land, Buildings and Improvements

On September 3, 2021, we sold two student housing operating properties located in Cardiff and Portsmouth, United Kingdom, for total proceeds, net of selling costs, of $147.8 million (based on the exchange rate of the British pound sterling on the date of disposition) and recognized a net gain on these sales totaling $42.8 million (inclusive of $3.7 million attributable to a noncontrolling interest and income taxes totaling $0.4 million recognized upon sale). In connection with this disposition, we repaid the $83.3 million non-recourse mortgage loan encumbering the properties (Note 9).

CPA:18 – Global 2021 10-K – 93

Notes to Consolidated Financial Statements
2020

Real Estate — Land, Buildings and Improvements

On July 22, 2020, our warehouse facility located in Freetown, Massachusetts, was disposed of through eminent domain. As a result, we received condemnation proceeds, net of selling costs, of $6.1 million, and recognized a gain on sale of real estate of $2.4 million. We repaid the $3.2 million non-recourse mortgage loan previously encumbering the property using the condemnation proceeds.

2019

Operating Real Estate — Land, Buildings and Improvements

On January 29, 2019, we sold the 97% interest that we held in our last multi-family residential property, located in Fort Walton Beach, Florida, to one of our joint-venture partners for total proceeds, net of selling costs, of $13.1 million, and recognized a gain on sale of $15.4 million (which includes a $2.9 million gain attributable to noncontrolling interests). The buyer assumed the related non-recourse mortgage loan outstanding on this property totaling $24.2 million.

Real Estate — Land, Buildings and Improvements

During the year ended December 31, 2019, we sold the 11 properties in our United Kingdom trade counter portfolio for total proceeds, net of selling costs, of $39.3 million, and recognized an aggregate gain on sale of $10.3 million. At closing, we repaid the $22.7 million non-recourse mortgage loan encumbering these properties (amounts are based on the exchange rate of the British pound sterling at the date of sale).

CPA:18 – Global 2021 10-K – 94

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

	Years Ended December 31,
	2021	2020	2019
Net Lease
Revenues (a)	$122,036	$104,611	$122,038
Operating expenses	(97,628)	(63,583)	(69,959)
Interest expense	(35,604)	(28,388)	(34,105)
Gain on sale of real estate, net	1,245	2,390	9,932
Other gains and (losses)	387	(3,231)	1,203
(Provision for) benefit from income taxes	(539)	52	1,019
Net loss (income) attributable to noncontrolling interests	10,773	(2,868)	(759)
Net income attributable to CPA:18 – Global	$670	$8,983	$29,369
Self Storage
Revenues	$71,613	$61,426	$60,767
Operating expenses	(37,129)	(36,407)	(35,604)
Interest expense	(11,833)	(13,447)	(13,802)
Other gains and (losses) (b)	(353)	12,329	(942)
Provision for income taxes	(160)	(110)	(115)
Net income attributable to CPA:18 – Global	$22,138	$23,791	$10,304
Other Operating Properties
Revenues	$10,568	$9,604	$10,550
Operating expenses	(9,609)	(7,749)	(7,713)
Interest expense	(3,402)	(1,424)	133
Gain on sale of real estate, net	42,770	—	14,841
Other gains and (losses)	(1,513)	19	(182)
(Provision for) benefit from income taxes	(104)	241	87
Net (income) loss attributable to noncontrolling interests	(3,192)	135	(2,541)
Net income attributable to CPA:18 – Global	$35,518	$826	$15,175
All Other
Revenues (c)	$—	$1,426	$4,076
Operating expenses	(14)	(45)	—
Other gains and (losses)	—	60	—
Net (loss) income attributable to CPA:18 – Global	$(14)	$1,441	$4,076
Corporate
Unallocated Corporate Overhead (d)	$(23,121)	$(15,473)	$(18,220)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(7,345)	$(7,225)	$(8,132)
Total Company
Revenues (a) (c)	$204,217	$177,067	$197,439
Operating expenses	(165,085)	(127,261)	(132,509)
Interest expense	(50,959)	(43,343)	(48,019)
Gain on sale of real estate, net	44,015	2,390	24,773
Other gains and (losses) (b) (d)	(2,728)	14,217	2,530
Provision for income taxes	(1,850)	(769)	(210)
Net loss (income) attributable to noncontrolling interests	236	(9,958)	(11,432)
Net income attributable to CPA:18 – Global	$27,846	$12,343	$32,572
CPA:18 – Global 2021 10-K – 95

Notes to Consolidated Financial Statements

	Total Assets at December 31,
	2021	2020
Net Lease	$1,586,662	$1,688,259
Self Storage	337,052	345,936
Other Operating Properties	160,746	258,017
Corporate	30,409	38,697
All Other	28,000	28,009
Total Company	$2,142,869	$2,358,918
__________
(a)The years ended December 31, 2021, 2020, and 2019 include straight-line rent adjustments of $2.2 million, $2.2 million, and $3.0 million, respectively. Straight-line lease revenue is only recognized when deemed probable of collection, and is included within Lease revenues — net-leased within our consolidated financial statements.
(b)Includes Earnings (losses) from equity method investment in real estate. The year ended December 31, 2020 includes a gain on sale of $12.9 million (inclusive of tax of $1.8 million), relating to the disposition of our equity method investment in real estate (Note 4).
(c)On July 28, 2020, we were notified that the borrower has defaulted on the mortgage loan senior to our mezzanine tranche, and since that date we have not recognized interest income (Note 5).
(d)Included in unallocated corporate overhead are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments. Asset management fees totaled $12.5 million, $11.9 million, and $11.5 million for the years ended December 31, 2021, 2020, and 2019, respectively (Note 3).

CPA:18 – Global 2021 10-K – 96

Notes to Consolidated Financial Statements
Our portfolio is comprised of domestic and international investments. The following tables present the geographic information (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues
Texas	$27,349	$22,685	$20,941
Florida	26,276	22,469	22,876
All Other Domestic	74,723	70,410	72,513
Total Domestic	128,348	115,564	116,330

Total International (a) (b)	75,869	61,503	81,109
Total Company	$204,217	$177,067	$197,439
___________
(a)All years include operations in Norway, the Netherlands, Poland, Spain, the United Kingdom, Croatia, Germany, Mauritius, and Slovakia. The years ended December 31, 2021 and 2020 include operations in Portugal. No international country or tenant individually comprised at least 10% of our total lease revenues for the years ended December 31, 2021, 2020, and 2019.
(b)The years ended December 31, 2021 and 2020 reflect the impact of the COVID-19 pandemic on certain net lease hotels located in Germany and Mauritius, as well as student housing operating properties located in the United Kingdom (which were sold in 2021 (Note 13)).

	Years Ended December 31,
	2021	2020
Long-lived assets (a)
Texas	$262,427	$259,719
All Other Domestic	582,601	609,926
Total Domestic	845,028	869,645

Spain	295,266	261,476
All Other International (b)	802,251	993,123
Total International	1,097,517	1,254,599
Total Company	$1,942,545	$2,124,244
___________
(a)Consists of Net investments in real estate.
(b)Comprised of investments in Norway, Germany, the Netherlands, the United Kingdom, Poland, Portugal, Mauritius, Croatia, and Slovakia.

CPA:18 – Global 2021 10-K – 97

Notes to Consolidated Financial Statements
Note 15. Subsequent Events

Disposition

In January 2022, we sold a portion of an office facility in Rotterdam, the Netherlands, for gross proceeds of $23.0 million. In connection with the disposition, we prepaid the $36.2 million non-recourse mortgage loan encumbering the full property. Amounts are based on the exchange rate of the euro on the date of the transaction (Note 9).

Borrowing Under Line of Credit with WPC

Subsequent to December 31, 2021 and through the date of this Report, we borrowed $18.0 million under the unsecured revolving line of credit with WPC (Note 3), which was used primarily to fund the repayment of principal on the non-recourse mortgage loan disclosed below.

Mortgage Loan Repayment

In February 2022, we repaid $22.3 million of principal outstanding on a non-recourse mortgage loan (Note 9).

CPA:18 – Global 2021 10-K – 98

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2021, 2020, and 2019
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2021
Valuation reserve for deferred tax assets	$21,777	$9,367	$(11,199)	$19,945

Year Ended December 31, 2020
Valuation reserve for deferred tax assets	$17,556	$5,181	$(960)	$21,777

Year Ended December 31, 2019
Valuation reserve for deferred tax assets	$9,213	$8,879	$(536)	$17,556
Allowance for uncollectible accounts (a)	9,781	—	(9,781)	—
___________
(a)In accordance with the adoption of ASU 2016-02 during the first quarter of 2019, any amounts deemed uncollectible are now recorded within lease revenues.

CPA:18 – Global 2021 10-K – 99

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Office facility in Austin, TX	$72,763	$29,215	$67,993	$—	$—	$29,215	$67,993	$97,208	$17,650	1993	Aug. 2013	40 yrs.
Retail facility in Zagreb, Croatia	5,561	—	10,828	—	(1,889)	—	8,939	8,939	2,116	2005	Dec. 2013	34 yrs.
Retail facility in Zagreb, Croatia	5,370	—	10,576	—	(1,918)	—	8,658	8,658	1,936	2006	Dec. 2013	36 yrs.
Retail facility in Zagreb, Croatia	5,265	2,264	10,676	—	(2,335)	1,863	8,742	10,605	2,136	2006	Dec. 2013	34 yrs.
Retail facility in Split, Croatia	244	—	3,161	—	(580)	—	2,581	2,581	770	2001	Dec. 2013	27 yrs.
Industrial facility in Streetsboro, OH	2,683	1,163	3,393	4,123	(535)	1,163	6,981	8,144	2,230	1993	Jan. 2014	21 yrs.
Warehouse facility in University Park, IL	47,221	13,748	52,135	—	—	13,748	52,135	65,883	14,837	2003	Feb. 2014	34 - 36 yrs.
Office facility in Norcross, GA	3,044	1,044	3,361	—	—	1,044	3,361	4,405	777	1999	Feb. 2014	40 yrs.
Office facility in Oslo, Norway	43,987	14,362	59,219	47	(23,104)	9,852	40,672	50,524	8,009	2013	Feb. 2014	40 yrs.
Office facility in Warsaw, Poland	52,573	—	112,676	—	(43,442)	—	69,234	69,234	18,120	2008	Mar. 2014	40 yrs.
Industrial facility in Columbus, GA	—	448	5,841	—	—	448	5,841	6,289	1,631	1995	Apr. 2014	30 yrs.
Office facility in Farmington Hills, MI	6,498	2,251	3,390	672	47	2,251	4,109	6,360	1,140	2001	May 2014	40 yrs.
Industrial facility in Surprise, AZ	2,000	298	2,347	1,699	—	298	4,046	4,344	983	1998	May 2014	35 yrs.
Industrial facility in Temple, GA	5,783	381	6,469	—	—	381	6,469	6,850	1,690	2007	May 2014	33 yrs.
Industrial facility in Houston, TX	2,154	1,675	—	—	1,837	1,675	1,837	3,512	—	1973	May 2014	25 yrs.
Land in Chicago, IL	1,515	3,036	—	—	—	3,036	—	3,036	—	N/A	May 2014	N/A
Warehouse facility in Jonesville, SC	27,192	2,995	14,644	19,389	—	2,995	34,033	37,028	9,448	1997	Jun. 2014	28 yrs.
Office facility in Warstein, Germany	9,440	281	15,671	—	(1,711)	251	13,990	14,241	2,657	2011	Sep. 2014	40 yrs.
Warehouse facility in Albany, GA	5,591	1,141	5,997	4,690	—	1,141	10,687	11,828	2,131	1977	Oct. 2014	14 yrs.
Office facility in Stavanger, Norway	40,593	8,276	80,475	—	(22,420)	6,232	60,099	66,331	10,905	2012	Oct. 2014	40 yrs.
Office facility in Eagan, MN	9,440	1,189	11,279	—	—	1,189	11,279	12,468	2,164	2013	Nov. 2014	40 yrs.
Office facility in Plymouth, MN	26,710	3,990	30,320	646	—	3,990	30,966	34,956	5,858	1982	Nov. 2014	40 yrs.
Industrial facility in Dallas, TX	1,449	512	1,283	2	—	512	1,285	1,797	412	1990	Nov. 2014	26 yrs.
Industrial facility in Dallas, TX	682	509	340	2	—	509	342	851	181	1990	Nov. 2014	20 yrs.
Industrial facility in Dallas, TX	242	128	204	2	—	128	206	334	91	1990	Nov. 2014	21 yrs.
Industrial facility in Dallas, TX	1,050	360	1,120	1	—	360	1,121	1,481	338	1990	Nov. 2014	29 yrs.
Industrial facility in Fort Worth, TX	1,063	809	671	1	—	809	672	1,481	295	2008	Nov. 2014	30 yrs.
Industrial and warehouse facility in Byron Center, MI	6,855	625	1,005	9,515	—	625	10,520	11,145	1,688	2015	Nov. 2014	40 yrs.
Office facility in Rotterdam, Netherlands	36,121	2,247	27,150	—	(5,488)	1,480	22,429	23,909	3,991	1960	Dec. 2014	40 yrs.
CPA:18 – Global 2021 10-K – 100

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Rotterdam, Netherlands	—	2,246	27,136	—	48	2,597	26,833	29,430	4,792	1960	Dec. 2014	40 yrs.
Hotel in Albion, Mauritius	15,290	4,047	54,927	243	(4,148)	3,766	51,303	55,069	10,849	2007	Dec. 2014	40 yrs.
Office facility in Eindhoven, Netherlands	53,956	8,736	14,493	78,956	879	13,553	89,511	103,064	10,805	2017	Mar. 2015	40 yrs.
Office facility in Plano, TX	21,867	3,180	26,926	—	—	3,180	26,926	30,106	4,714	2001	Apr. 2015	40 yrs.
Hotel in Munich, Germany	47,620	8,497	41,883	42,982	(5,962)	10,164	77,236	87,400	8,284	2017	May 2015	40 yrs.
Warehouse facility in Plymouth, MN	10,466	2,537	9,731	1,019	—	2,537	10,750	13,287	2,742	1975	May 2015	32 yrs.
Retail facility in Oslo, Norway	61,722	61,607	34,183	985	(13,869)	52,658	30,248	82,906	8,795	1971	May 2015	30 yrs.
Hotel in Hamburg, Germany	17,092	5,719	1,530	21,713	(245)	5,879	22,838	28,717	2,519	2017	Jun. 2015	40 yrs.
Office facility in Jacksonville, FL	10,377	1,688	10,082	—	—	1,688	10,082	11,770	1,858	2001	Jul. 2015	40 yrs.
Office facility in Warrenville, IL	21,956	2,222	25,449	1,574	—	2,222	27,023	29,245	4,957	2001	Sep. 2015	40 yrs.
Office facility in Coralville, IA	34,619	1,937	31,093	5,048	—	1,937	36,141	38,078	5,823	2015	Oct. 2015	40 yrs.
Industrial facility in Michalovce, Slovakia	12,681	1,055	10,808	13,978	124	1,386	24,579	25,965	3,713	2006	Oct. 2015	40 yrs.
Hotel in Stuttgart, Germany	14,532	—	25,717	1,175	1,053	—	27,945	27,945	4,806	1965	Dec. 2015	35 yrs.
Industrial facility in Menomonee Falls, WI	12,728	1,680	19,600	—	—	1,680	19,600	21,280	732	1974	Dec. 2015	35 yrs.
Warehouse facility in Iowa City, IA	6,173	913	5,785	—	—	913	5,785	6,698	1,138	2001	Mar. 2017	28 yrs.
Net-lease student housing facility in Malaga, Spain	25,433	3,293	4,044	43,638	(4,105)	4,103	42,767	46,870	1,705	2020	Oct. 2017	40 yrs.
Net-lease student housing facility in Barcelona, Spain	13,142	7,453	3,574	20,084	639	8,596	23,154	31,750	1,760	2019	Mar. 2018	40 yrs.
Net-lease student housing facility in Coimbra, Portugal	14,874	6,963	3,341	24,793	(1,594)	6,632	26,871	33,503	467	2021	Jun. 2018	40 yrs.
Net-lease student housing facility in San Sebastian, Spain	22,127	4,891	8,235	25,013	(1,689)	5,441	31,009	36,450	1,407	2020	Jun. 2018	40 yrs.
Net-lease student housing facility in Barcelona, Spain	18,908	9,491	3,596	20,436	(1,251)	10,671	21,601	32,272	1,015	2020	Jun. 2018	40 yrs.
Net-lease student housing facility in Seville, Spain	24,096	12,027	2,120	32,446	(2,267)	11,383	32,943	44,326	524	2021	Nov. 2018	40 yrs.
Net-lease student housing facility in Bilbao, Spain	30,733	11,796	4,667	40,256	(2,310)	11,289	43,120	54,409	550	2021	Dec. 2018	40 yrs.
Net-lease student housing facility in Porto, Portugal	14,992	5,229	956	22,683	(920)	5,203	22,745	27,948	1,147	2020	Dec. 2018	40 yrs.
Net-lease student housing facility in Pamplona, Spain	18,629	10,492	2,375	19,913	(1,417)	9,994	21,369	31,363	377	2021	Feb. 2019	40 yrs.
Industrial facility in Houston, TX	—	1,923	7,058	—	—	1,923	7,058	8,981	1	2011	Dec. 2021	40 yrs.
	$947,102	$272,569	$921,533	$457,724	$(138,572)	$264,590	$1,248,664	$1,513,254	$199,664

CPA:18 – Global 2021 10-K – 101

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Warehouse facility in Chicago, IL	$5,709	$—	$8,564	$1,381	$1,504	$11,449	1942	May 2014
	$5,709	$—	$8,564	$1,381	$1,504	$11,449

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Operating Real Estate – Student Housing Facility
Austin, TX	$51,299	$10,623	$3,043	$—	$65,760	$—	$10,624	$67,476	$1,326	$79,426	$2,627	2020	Sep. 2018	40 yrs.

Operating Real Estate – Self-Storage Facilities
Kissimmee, FL	6,450	3,306	7,190	—	158	(18)	3,306	7,235	95	10,636	1,724	2005	Jan. 2014	38 yrs.
St. Petersburg, FL	6,911	3,258	7,128	—	167	4	3,258	7,252	47	10,557	1,627	2007	Jan. 2014	40 yrs.
Corpus Christi, TX	2,623	340	3,428	—	399	4	340	3,695	136	4,171	1,224	1998	Jul. 2014	28 yrs.
Kailua-Kona, HI	3,628	1,356	3,699	—	335	13	1,356	3,987	60	5,403	1,125	1991	Jul. 2014	32 yrs.
Miami, FL	2,920	1,915	1,894	—	237	7	1,915	2,063	75	4,053	574	1986	Aug. 2014	33 yrs.
Palm Desert, CA	6,631	669	8,899	—	96	4	669	8,951	48	9,668	1,812	2006	Aug. 2014	40 yrs.
Columbia, SC	2,941	1,065	2,742	—	242	15	1,065	2,879	120	4,064	956	1988	Sep. 2014	27 - 30 yrs.
Kailua-Kona, HI	3,393	2,263	2,704	—	110	4	2,263	2,754	64	5,081	776	2004	Oct. 2014	32 yrs.
Pompano Beach, FL	2,926	700	3,436	—	826	2	700	4,183	81	4,964	1,310	1992	Oct. 2014	28 yrs.
Jensen Beach, FL	5,400	1,596	5,963	—	343	—	1,596	6,229	77	7,902	1,412	1989	Nov. 2014	37 yrs.
Dickinson, TX	6,237	1,680	7,165	—	228	2	1,680	7,255	140	9,075	1,842	2001	Dec. 2014	35 yrs.
Humble, TX	4,882	341	6,582	—	40	3	341	6,586	39	6,966	1,355	2009	Dec. 2014	39 yrs.
Temecula, CA	6,299	449	8,574	—	55	(6)	449	8,590	33	9,072	1,790	2006	Dec. 2014	37 yrs.
Cumming, GA	2,767	300	3,531	—	163	—	300	3,620	74	3,994	1,169	1994	Dec. 2014	27 yrs.
Naples, FL	10,367	3,073	10,677	—	1,519	19	3,073	12,046	169	15,288	3,474	1974	Jan. 2015	31 yrs.
Valrico, FL	5,812	695	7,558	—	307	(200)	695	7,637	28	8,360	1,375	2009	Jan. 2015	40 yrs.
Tallahassee, FL	4,900	1,796	4,782	—	222	2	1,795	4,892	115	6,802	1,186	1999	Feb. 2015	24 yrs.
Sebastian, FL	1,873	474	2,031	—	417	—	474	2,377	71	2,922	941	1986	Feb. 2015	20 yrs.
Lady Lake, FL	3,929	522	4,809	—	242	—	522	5,040	11	5,573	1,004	2010	Feb. 2015	40 yrs.
CPA:18 – Global 2021 10-K – 102

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Panama City Beach, FL	2,610	706	2,864	—	64	5	706	2,892	41	3,639	718	1997	Mar. 2015	36 yrs.
Hesperia, CA	—	779	5,504	—	134	—	779	5,572	66	6,417	1,805	2004	Apr. 2015	27 yrs.
Hesperia, CA	—	335	1,999	—	112	—	335	2,102	9	2,446	723	2007	Apr. 2015	28 yrs.
Hesperia, CA	—	384	3,042	—	318	—	384	3,317	43	3,744	1,328	1985	Apr. 2015	20 yrs.
Highland, CA	—	1,056	3,366	—	52	—	1,056	3,400	18	4,474	822	2003	Apr. 2015	36 yrs.
Lancaster, CA	—	217	4,355	—	86	—	217	4,390	51	4,658	1,117	1989	Apr. 2015	31 yrs.
Rialto, CA	—	1,905	3,642	—	72	—	1,905	3,676	38	5,619	1,026	2007	Apr. 2015	30 yrs.
Thousand Palms, CA	—	1,115	5,802	—	110	2	1,115	5,883	31	7,029	1,601	2007	Apr. 2015	31 yrs.
Louisville, KY	6,593	2,973	6,056	—	198	—	2,973	6,183	71	9,227	1,757	1998	Apr. 2015	32 yrs.
Lilburn, GA	2,332	1,499	1,658	—	122	—	1,499	1,726	54	3,279	865	1998	Apr. 2015	18 yrs.
Stockbridge GA	1,620	170	1,996	—	253	—	170	2,196	53	2,419	754	2003	Apr. 2015	34 yrs.
Crystal Lake, IL	2,627	811	2,723	—	83	—	811	2,791	15	3,617	878	1977	May 2015	24 yrs.
Las Vegas, NV	6,357	450	8,381	—	163	—	450	8,488	56	8,994	1,672	1996	May 2015	38 yrs.
Panama City Beach, FL	6,145	347	8,233	5	99	1	347	8,293	45	8,685	1,460	2008	May 2015	40 yrs.
Sarasota, FL	5,169	835	6,193	—	157	—	835	6,317	33	7,185	1,232	2003	Jun. 2015	40 yrs.
Sarasota, FL	3,779	465	4,576	—	100	—	465	4,633	43	5,141	878	2001	Jun. 2015	39 yrs.
St. Peters, MO	2,298	199	2,888	—	217	—	199	3,021	84	3,304	665	1991	Jun. 2015	35 yrs.
Leesburg, FL	2,391	731	2,480	—	122	—	731	2,565	37	3,333	893	1988	Jul. 2015	23 yrs.
Palm Bay, FL	7,105	2,179	7,367	—	293	—	2,179	7,555	105	9,839	1,836	2000	Jul. 2015	34 yrs.
Houston, TX	4,594	1,067	4,965	—	653	—	1,067	5,589	29	6,685	1,622	1971	Aug. 2015	27 yrs.
Ithaca, NY	2,276	454	2,211	—	40	—	454	2,240	11	2,705	661	1988	Sep. 2015	26 yrs.
Las Vegas, NV	2,333	783	2,417	—	384	—	783	2,784	17	3,584	1,184	1984	Sep. 2015	14 yrs.
Las Vegas, NV	2,204	664	2,762	1	613	—	664	3,333	43	4,040	1,257	1987	Sep. 2015	17 yrs.
Hudson, FL	3,232	364	4,188	—	28	—	364	4,192	24	4,580	767	2008	Sep. 2015	40 yrs.
Kissimmee, FL	—	407	8,027	—	89	—	407	8,087	29	8,523	1,328	2015	Oct. 2015	40 yrs.
El Paso, TX	3,698	1,275	3,339	—	321	—	1,275	3,646	14	4,935	741	1983	Oct. 2015	35 yrs.
El Paso, TX	2,538	921	2,764	—	82	—	921	2,845	1	3,767	614	1980	Oct. 2015	35 yrs.
El Paso, TX	3,605	594	4,154	—	29	—	594	4,154	29	4,777	826	1980	Oct. 2015	35 yrs.
El Paso, TX	3,622	594	3,867	—	153	—	594	3,982	38	4,614	831	1986	Oct. 2015	35 yrs.
El Paso, TX	1,426	337	2,024	—	110	—	337	2,124	10	2,471	427	1985	Oct. 2015	35 yrs.
El Paso, TX	3,711	782	3,825	—	32	—	782	3,836	21	4,639	1,000	1980	Oct. 2015	35 yrs.
Fernandina Beach, FL	7,248	1,785	7,133	—	266	—	1,785	7,310	89	9,184	1,440	1986	Oct. 2015	25 yrs.
Kissimmee, FL	3,437	1,371	3,020	3	327	—	1,371	3,315	35	4,721	946	1981	Oct. 2015	24 yrs.
CPA:18 – Global 2021 10-K – 103

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Houston, TX	2,751	817	3,438	—	80	(2)	817	3,473	43	4,333	845	1998	Oct. 2015	30 yrs.
Houston, TX	2,950	708	3,778	—	171	—	708	3,849	100	4,657	970	2001	Nov. 2015	30 yrs.
Greensboro, NC	4,035	716	4,108	—	1,465	—	716	5,475	98	6,289	1,633	1953	Dec. 2015	20 yrs.
Portland, OR	6,347	897	8,831	—	155	(6)	897	8,922	58	9,877	1,405	2000	Dec. 2015	40 yrs.
Kissimmee, FL	—	1,094	4,298	—	78	—	1,094	4,338	38	5,470	1,036	2000	Jan. 2016	32 yrs.
Avondale, LA	3,418	808	4,245	—	10	(11)	808	4,237	7	5,052	764	2008	Jan. 2016	40 yrs.
Gilroy, California	—	2,704	7,451	—	101	—	2,704	7,499	53	10,256	1,691	1999	Feb. 2016	35 yrs.
Washington, D.C.	6,621	3,185	8,177	—	31	—	3,185	8,203	5	11,393	1,409	1962	Apr. 2016	34 yrs.
Milford, MA	—	751	6,290	—	8	—	751	6,290	8	7,049	1,148	2003	Apr. 2016	37 yrs.
Millsboro, DE	—	807	5,152	—	33	—	807	5,174	11	5,992	982	2001	Apr. 2016	35 yrs.
New Castle, DE	4,466	994	5,673	—	31	—	994	5,680	24	6,698	916	2005	Apr. 2016	38 yrs.
Rehoboth, DE	8,347	1,229	9,945	—	29	—	1,229	9,952	22	11,203	1,764	1999	Apr. 2016	38 yrs.
Chicago, IL	—	796	2,112	—	160	—	796	2,214	58	3,068	495	1990	Nov. 2016	25 yrs.
	$274,073	$80,481	$317,154	$9	$80,100	$(156)	$80,481	$392,490	$4,617	$477,588	$80,035
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
(c)Excludes (i) gross lease intangible assets of $250.7 million and the related accumulated amortization of $168.6 million, (ii) gross lease intangible liabilities of $14.7 million and the related accumulated amortization of $8.8 million, and (iii) real estate under construction of $103.3 million.
(d)A reconciliation of real estate and accumulated depreciation follows:

CPA:18 – Global 2021 10-K – 104

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$1,440,354	$1,200,645	$1,210,776
Reclassification from real estate under construction	170,919	157,996	58
Foreign currency translation adjustment	(72,745)	62,373	(11,893)
Impairment charges	(23,551)	—	—
Dispositions	(13,417)	(3,391)	(29,974)
Acquisitions	8,981	—	—
Reclassification from direct financing leases	1,837	21,280	—
Capital improvements	876	1,451	892
Reclassification from operating real estate	—	—	30,786
Ending balance	$1,513,254	$1,440,354	$1,200,645

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$172,319	$135,922	$112,061
Depreciation expense	37,051	30,449	29,339
Foreign currency translation adjustment	(7,400)	6,889	(924)
Dispositions	(2,306)	(941)	(4,554)
Ending balance	$199,664	$172,319	$135,922

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$596,998	$512,485	$503,149
Dispositions	(123,319)	—	(48)
Capital improvements	1,800	1,620	2,270
Foreign currency translation adjustment	1,615	3,966	3,014
Reclassification from real estate under construction	494	78,927	34,886
Reclassification to real estate	—	—	(30,786)
Ending balance	$477,588	$596,998	$512,485

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$73,569	$57,237	$41,969
Depreciation expense	16,217	16,013	15,163
Dispositions	(9,842)	—	(22)
Foreign currency translation adjustment	91	319	127
Ending balance	$80,035	$73,569	$57,237

As of December 31, 2021, the aggregate cost of real estate we and our consolidated subsidiaries own for federal income tax purposes was $2.3 billion.

CPA:18 – Global 2021 10-K – 105

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2021
(dollars in thousands)

Description	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Financing agreement — Cipriani	10.0%	Jul. 2024	$28,000	$28,000

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$28,000	$28,000	$63,954
Collection of principal (a)	—	—	(35,954)
Ending balance	$28,000	$28,000	$28,000

__________
(a)On April 9, 2019, we received full repayment totaling $36.0 million on the Mills Fleet mezzanine loan (Note 5).

CPA:18 – Global 2021 10-K – 106

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2021 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

CPA:18 – Global 2021 10-K – 107

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
CPA:18 – Global 2021 10-K – 108

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Names of Directors and Biographical Information

The names of our directors, their ages and certain other information about them are set forth below:

Name	Age	Office
Jason E. Fox	48	Director, Chief Executive Officer and President
Elizabeth P. Munson	65	Independent Director
Richard J. Pinola	76	Independent Director

Jason E. Fox
Age: 48
Director, Chief Executive Officer and President Since: January 2018

Professional Experience
•Corporate Properties Associates 18 – Global Incorporated: Chief Executive Officer, President and Director since January 2018
•W. P. Carey Inc.: Director and Chief Executive Officer since January 2018, President (2015–2017), Head of Global Investments (2015–2016), Co-Head of Global Investment (2012–2015), Co-Head of Domestic Investments (2011–2012)
•W. P. Carey Foundation: Trustee since 2018

Former Boards
Carey Watermark Investors Incorporated and Carey Watermark Investors 2 Incorporated, Director 2018 to 2020; Corporate Property Associates 17 – Global Incorporated, Director 2018

Other Current Public Company Boards
W. P. Carey Inc. since 2018

Qualifications
As Chief Executive Officer of the parent company of our advisor, Mr. Fox has a deep understanding of the Company’s business and its strategies. He has been responsible for sourcing, negotiating and structuring acquisitions on behalf of W. P. Carey Inc. and the various programs it has managed for nearly two decades. As Chief Executive Officer of CPA:18 – Global, he has oversight regarding every aspect of the Company, making information about the Company’s day-to-day operations and insight into its broader strategies directly available to the Board in its deliberations.

Elizabeth P. Munson
Age: 65
Independent Director Since: April 2013

Professional Experience
•Rockefeller Trust Company, N.A.: Chairperson of the Board since 2001, Director since 2001, President (2001–2020)
•The Rockefeller Trust Company (Delaware): Chair of the Board since 2020, Director since 2001, President (2001–2020)
•White & Case LLP (Private Clients Group): Partner (1993–2001), Associate (1983–1992)

Former Boards
Corporate Property Associates 17 – Global Incorporated, Director (2007–2018); various other prior Corporate Property Associates programs beginning in 2002

Other Current Boards
Lenox Hill Neighborhood House: Director (since 2011), Chair of the Board; Sheltering Arms Children and Family Services, Inc.: Director (since 2001), Vice President and Secretary; Cancer Schmancer Foundation: Director (since 2010), Secretary

CPA:18 – Global 2021 10-K – 109

Qualifications
As a member of the Management Committee of Rockefeller Capital Management and Chairperson/Chair (and, formerly President) of the Rockefeller Trust Companies, Ms. Munson’s executive experience with a leading investment and wealth management firm and her extensive legal background qualify her to lead our Board of Directors as our Non-Executive Chairperson.

Richard J. Pinola
Age: 76
Independent Director Since: April 2013

Professional Experience
•Fortuna Capital Advisors: Co-Founder and Principal since 2008
•Right Management Consultants: Director (1990–2004), Chief Executive Officer (1992–2004), Chairman (1994–2004)
•Penn Mutual Life Insurance Company: President and Chief Operating Officer (1988–1991)
•PriceWaterhouse & Co. (now PricewaterhouseCoopers LLP) (1967–1969)

Former Boards
Corporate Property Associates 17 – Global Incorporated, Director (2010–2018); various other prior Corporate Property Associates programs beginning in 2006; King's College, Director (1997–2020); Bankrate.com, Director (2011–2017, 2004–2009); Kenexa Inc. (NASDAQ: KNXA), Director (2005–2012); K-Tron International (NASDAQ: KTII), Director (1994–2010); Nobel Learning Communities (NASDAQ: NLCI), Director (2004–2011); Janney Montgomery Scott LLC, Director (1988–1991); The Horsham Clinic, Director (1978–1982); Mutual Association for Professional Services, a Founder and Board member (1977–1981)

Other Current Boards
GWR Medical Inc.: Director (since 2019); Visiting Nurses Association: Director (since 1991)

Qualifications
Mr. Pinola’s broad executive and board experience (including service on the boards of several Corporate Property Associates programs), as well as his background as a Certified Public Accountant, qualify him to serve on our Board of Directors and as Chairperson of our Audit Committee.

Names of Executive Officers and Biographical Information

We are externally managed and advised by the advisor. All of our current executive officers are employees of WPC or one or more of its affiliates. The names of our executive officers, their ages and certain other information about them are set forth below:

Name	Age	Office
Jason E. Fox	48	Director, Chief Executive Officer and President
ToniAnn Sanzone	44	Chief Financial Officer

Jason E. Fox
Mr. Fox became an executive officer when he became our CEO and President on January 1, 2018. Since he is also a Board member, his biography appears above.

ToniAnn Sanzone
Age: 44
Chief Financial Officer Since: December 2019

Professional Experience
Corporate Properties Associates 18 – Global Incorporated:
•Chief Financial Officer since December 2019 and from October 2016 – March 2017
•Chief Accounting Officer (August 2015 – January 2017)
W. P. Carey Inc.:
•Chief Financial Officer (since January 2017; Interim October 2016 – January 2017)
•Chief Accounting Officer (June 2015 – October 2016)
•Global Corporate Controller (April 2013 – June 2015)
CPA:18 – Global 2021 10-K – 110

Qualifications
Ms. Sanzone is responsible for overseeing the Company’s vital financial and risk mitigation functions in both the U.S. and Europe, including accounting and financial reporting, information technology, internal audit, tax and treasury. She currently also serves as Chief Financial Officer of the parent company of our advisor. Prior to joining the Company, Ms. Sanzone served as Corporate Controller and in various other capacities at iStar Inc. (NYSE: STAR), a publicly traded REIT, from 2006 to 2013 and held various accounting and financial reporting roles at Bed Bath and Beyond, Inc. (NASDAQ: BBBY) from 2004 to 2006. Ms. Sanzone also occupied various positions in the assurance and advisory services practice of Deloitte LLP from 1998 to 2004 and is a Certified Public Accountant.

Family Relationships

There are no family relationships between any of our Directors or Executive Officers.

Legal Proceedings

None of our Directors or Executive Officers has been involved in any events enumerated under Item 401(f) of Regulation S-K under the Securities Act of 1933, as amended, during the past ten years that are material to an evaluation of the ability or integrity of such persons to be our Directors or Executive Officers.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics which sets forth the standards of business conduct and ethics applicable to all of our officers and Directors. This code is available on the Company’s website (www.cpa18global.com) in the “Corporate Governance” section. We also intend to post amendments to or waivers from the Code of Ethics at this location on the website.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has established a standing Audit Committee. The Audit Committee meets on a regular basis at least quarterly and throughout the year as necessary. The Audit Committee’s primary function is to assist the Board of Directors in monitoring the integrity of our financial statements, the compliance with legal and regulatory requirements and independence qualifications, and the performance of our internal audit function and our Independent Registered Public Accounting Firm, all in accordance with the Audit Committee charter. The Directors who serve on the Audit Committee are all “independent” as defined in our Bylaws and the New York Stock Exchange listing standards and applicable rules of the SEC. The Audit Committee is currently comprised of Elizabeth P. Munson and Richard J. Pinola (Chairman). Our Board of Directors has determined that Mr. Pinola, an independent director, is a “financial expert” as defined in Item 407 of Regulation S-K under the Securities Act. Our Board of Directors has adopted a formal written charter for the Audit Committee, which can be found on our website (www.cpa18global.com) in the “Corporate Governance” section.

Item 11. Executive Compensation.

Compensation of Directors and Executive Officers – 2021

We have no employees. Day-to-day management functions are performed by our advisor. We have not paid, and do not intend to pay, any annual compensation to our Executive Officers for their services as officers. While we do not reimburse our advisor for compensation or benefits paid to our Executive Officers, we do reimburse our advisor for the services of personnel other than our Executive Officers. Please see Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the contractual arrangements between us and our advisor and its affiliates.

In 2021, each Director (who was not an officer) was paid an annual cash retainer of $70,000 and an annual grant of $40,000 of shares of Class A common stock (valued based upon the most recently published estimated NAV of our Class A shares). In addition, the Chairperson of our Audit Committee in 2021, Mr. Pinola, received an annual cash retainer of $10,000 during the year. Mr. Fox did not receive compensation for serving as a Director during 2021.

In September 2021, each of our Directors who are not officers was appointed by our the Board of Directors to a Special Committee of the Board (the “Special Committee”) in order to begin the process of evaluating possible liquidity alternatives for our shareholders, for which each member of the Special Committee was paid a cash retainer of $75,000, except for the Chairman of the Special Committee, Mr. Pinola, who received a retainer of $90,000.
CPA:18 – Global 2021 10-K – 111

Director	Fees Earned or Paid in Cash	Stock Awards (a)	Total (b)
Elizabeth P. Munson	$145,000	$40,000	$185,000
Richard J. Pinola	170,000	40,000	210,000
	$315,000	$80,000	$395,000
__________
(a)    Amounts in the “Stock Awards” column reflect the grant date fair value of awards of shares of our Class A common stock granted for 2021, computed in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation—Stock Compensation, related to the annual grant of shares of our Class A common stock on July 1, 2021. The grant date fair values of awards were calculated by multiplying the number of shares granted by $8.91, the NAV of our Class A shares at the time of the grant date.
(b)    The totals do not reflect distributions accrued during 2021 on the Stock Awards shown in the table.

Board Report on Executive Compensation

SEC regulations require the disclosure of the compensation policies applicable to Executive Officers in the form of a report by the compensation committee of the Board of Directors (or a report of the full Board of Directors in the absence of a compensation committee). As noted above, CPA:18 – Global has no employees, paid no direct compensation and made no executive compensation decisions during 2021. As a result, CPA:18 – Global has no compensation committee, and the Board of Directors has not considered a compensation policy for employees and has not included a report with this Proxy Statement. Pursuant to the advisory agreement, we reimbursed our advisor for our proportional share of the personnel costs (excluding our Executive Officers) incurred by the advisor and other WPC affiliates during 2021. Please see Item 13. “Certain Relationships and Related Transactions, and Director Independence” for details regarding reimbursements to WPC and its affiliates of personnel expenses pursuant to the advisory agreement.

Compensation Committee Interlocks and Insider Participation

As noted above, CPA:18 – Global’s Board of Directors has not appointed a compensation committee. None of the members of CPA:18 – Global’s Board of Directors are involved in a relationship requiring disclosure as an interlocking Executive Officer/Director, under Item 404 of Regulation S-K, or as a former officer or employee of CPA:18 – Global.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

“Beneficial Ownership” as used herein has been determined in accordance with the rules and regulations of the SEC and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person. The only stockholder who beneficially owned more than 5% of our outstanding shares is WPC.

The following table shows how many shares of CPA:18 – Global’s common stock were owned, as of February 15, 2022, by the Directors and Named Executive Officers, which under SEC Regulations consists of our Chief Executive Officer and our Chief Financial Officer, and each person known to the Company to own beneficially more than 5% of the Common Stock. Directors and Named Executive Officers who owned no shares are not listed in the table. The business address of the Directors and Named Executive Officers listed below is the address of our principal executive office, One Manhattan West, 395 9th Avenue, 58th Floor, New York, NY 10001.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (a)	Percentage of Class
W. P. Carey Inc.	8,443,834	5.6%
Elizabeth P. Munson	38,135	*
Richard J. Pinola	38,087	*
All Directors and Executive Officers as a Group (4 Individuals)	76,222	*
*    Less than 1%
__________
(a)    Share amounts may not sum to total due to rounding of fractional shares.

CPA:18 – Global 2021 10-K – 112

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During 2021, we retained our advisor, pursuant to an advisory agreement, to provide advisory services in connection with identifying, evaluating, negotiating, financing, purchasing and disposing of investments, and to perform day-to-day management services and certain administrative duties for us. Our advisor earns asset management and other fees pursuant to the advisory agreement, and an affiliate of the advisor holds a membership interest in our operating partnership that entitles it to certain cash distributions. Asset management fees are, at our option, payable in cash or shares of our Class A common stock after consultation with the advisor. For 2021, in order to help preserve liquidity, we paid 100% of its asset management fees in shares of our Class A common stock.

During 2021, we paid the advisor approximately $12.5 million in asset management fees. Our operating partnership paid approximately $7.3 million in distributions of available cash to an affiliate of our advisor pursuant to the operating partnership agreement.

We have an unsecured revolving line of credit with WPC with a borrowing capacity of $50.0 million, for which the scheduled maturity date is March 31, 2023. The line of credit bears an interest rate equal to the rate that WPC can borrow funds under its senior credit facility (including an annual facility fee of 0.20%). During the year ended December 31, 2021, we repaid in full the $21.1 million outstanding balance on the line of credit (including accrued interest), which was the amount outstanding at December 31, 2020. Interest expense on the line of credit was $0.1 million during the year ended December 31, 2021. As of December 31, 2021, we had no amounts drawn on the line of credit. Subsequent to December 31, 2021 and through the date of this Report, we borrowed $18.0 million under the line of credit.

In addition, in return for performing services related to CPA:18 – Global’s investment acquisitions, the advisor is paid acquisition fees for making investments or for the development or construction of properties (a portion of which is payable upon acquisition of investments, with the remainder subordinated to a preferred return threshold). During 2021, we made payments of deferred acquisition fees (including interest) to our advisor totaling $1.9 million. Pursuant to the advisory agreement, the cumulative total acquisition costs that we incur, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year. As of December 31, 2021, cumulative total acquisition costs did not exceed 6.0%. Effective January 1, 2020, the advisor waived its right to disposition fees with respect to sales and dispositions of single investments and portfolios of investments. The advisor may still be entitled to disposition fees in connection with a transaction or series of transactions related to a merger, liquidation, or other event, at the discretion of our board of directors. We paid no disposition fees during 2021.

We own interests in property-owning entities ranging from 50% to 100%, with the remaining interests held by WPC or third parties.

Because we do not have our own employees, the advisor employs, directly and through its affiliates, officers and other personnel to provide services to us, including our Executive Officers. During 2021, we incurred approximately $2.8 million payable to the advisor or its affiliates to cover (i) personnel expenses, which includes both cash compensation and employee benefits, but excludes amounts paid by the advisor to the Executive Officers (which are not reimbursable by us); (ii) costs related to our advisor’s legal transactions group, which are based on a schedule of expenses relating to services performed for different types of transactions (e.g., financing, lease amendments, and dispositions, among other categories); and (iii) certain other overhead expenses (e.g., office rental expenses), which we pay based upon the percentage of the advisor’s full-time employee equivalents that are attributable to us (weighted on a cash compensation basis, to be reviewed annually by us and the advisor). In addition, the amount of applicable personnel costs allocated to us was capped at 1% of our pro rata total revenues for 2021.

CPA:18 – Global 2021 10-K – 113

Item 14. Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the approximate aggregate fees billed to CPA:18 – Global during fiscal years 2021 and 2020 by PricewaterhouseCoopers LLP, categorized in accordance with the rules and regulations of the SEC:

	2021	2020
Audit Fees (a)	$1,330,000	$1,383,250
Audit-Related Fees	—	—
Tax Fees (b)	607,625	588,875
All Other Fees	—	—
Total Fees	$1,937,625	$1,972,125
__________
(a)    Audit Fees: this category consists of fees for professional services rendered for the audits of CPA:18 – Global’s 2021 and 2020 financial statements and the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, for each of the 2021 and 2020 fiscal years.
(b)    Tax Fees: this category consists of fees billed to CPA:18 – Global by PricewaterhouseCoopers LLP of $566,336 and $522,998 for tax compliance services during 2021 and 2020, respectively, and $41,289 and $65,877 for tax consultation in connection with transactions during 2021 and 2020, respectively.

Pre-Approval by Audit Committee

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Independent Registered Public Accounting Firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services. The Independent Registered Public Accounting Firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the Independent Registered Public Accounting Firm in accordance with such pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. If a non-audit service is required before the Audit Committee’s next scheduled meeting, the Committee has delegated to its Chairperson, Mr. Pinola, the authority to approve such services on its behalf, provided that such action is reported to the Committee at its next meeting.

CPA:18 – Global 2021 10-K – 114

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 filed March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Form 8-A filed June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Form S-3D filed May 4, 2015

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed February 28, 2020

10.1	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey Inc.’s Annual Report on Form 10-K filed March 2, 2015

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed June 20, 2013

10.5	First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.21 to W. P. Carey Inc.’s Annual Report on Form 10-K filed February 23, 2018 (File No. 001-13779)

10.6	Second Amendment to Amended and Restated Advisory Agreement, dated as of May 11, 2020, among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 11, 2020

10.7	Loan Agreement, dated as of July 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 22, 2020

10.8	Promissory Note, made as of July 16, 2020, by CPA:18 Limited Partnership, as Borrower	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 22, 2020
CPA:18 – Global 2021 10-K – 115

Exhibit No.	Description	Method of Filing
10.9	Payment Guaranty, made as of July 16, 2020, by Corporate Property Associates 18 – Global Incorporated, as Guarantor, in favor of W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 22, 2020

10.10	First Amendment to Loan Agreement, dated as of December 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 22, 2020

10.11	First Amendment to Payment Guaranty, made as of December 16, 2020, by Corporate Property Associates 18 – Global Incorporated, as Guarantor, in favor of W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 22, 2020

10.12	Second Amendment to the Loan Agreement, dated as of July 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender.	Filed herewith

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CPA:18 – Global 2021 10-K – 116

Item 16. Form 10-K Summary.

None.

CPA:18 – Global 2021 10-K – 117

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	February 24, 2022
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	February 24, 2022
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer	February 24, 2022
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 24, 2022
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Arjun Mahalingam	Chief Accounting Officer	February 24, 2022
Arjun Mahalingam	(Principal Accounting Officer)

/s/ Elizabeth P. Munson	Chairman of the Board and Director	February 24, 2022
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	February 24, 2022
Richard J. Pinola

CPA:18 – Global 2021 10-K – 118

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 filed March 15, 2013

3.2	Articles of Amendment and Restatement of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Form 8-A filed June 11, 2013

3.3	Amended and Restated Bylaws of Corporate Property Associates 18 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 23, 2016

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Form S-3D filed May 4, 2015

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed February 28, 2020

10.1	Amended and Restated Advisory Agreement, as of January 1, 2015, by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to W. P. Carey Inc.’s Annual Report on Form 10-K filed March 2, 2015

10.2	Amended and Restated Agreement of Limited Partnership, dated as of January 1, 2015, by and between Corporate Property Associates 18 – Global Incorporated and WPC–CPA:18 Holdings, LLC	Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed March 27, 2015

10.3	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed June 20, 2013

10.5	First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.21 to W. P. Carey Inc.’s Annual Report on Form 10-K filed February 23, 2018 (File No. 001-13779)

10.6	Second Amendment to Amended and Restated Advisory Agreement, dated as of May 11, 2020, among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 11, 2020

10.7	Loan Agreement, dated as of July 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 22, 2020

10.8	Promissory Note, made as of July 16, 2020, by CPA:18 Limited Partnership, as Borrower	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 22, 2020

Exhibit No.	Description	Method of Filing
10.9	Payment Guaranty, made as of July 16, 2020, by Corporate Property Associates 18 – Global Incorporated, as Guarantor, in favor of W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 22, 2020

10.10	First Amendment to Loan Agreement, dated as of December 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 22, 2020

10.11	First Amendment to Payment Guaranty, made as of December 16, 2020, by Corporate Property Associates 18 – Global Incorporated, as Guarantor, in favor of W. P. Carey Inc., as Lender	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 22, 2020

10.12	Second Amendment to the Loan Agreement, dated as of July 16, 2020, between CPA:18 Limited Partnership, as Borrower, and W. P. Carey Inc., as Lender.	Filed herewith

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith