Form 10-Q
period 2022-03-31
CORPORATE PROPERTY ASSOCIATES 18 GLOBAL INC
filed 2022-05-09
CIK 1558235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Registrant has 119,037,943 shares of Class A common stock, $0.001 par value, and 30,650,918 shares of Class C common stock, $0.001 par value, outstanding at May 4, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the Proposed Merger (as defined herein), including the impact thereof; our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; the amount and timing of any future distributions; our capital structure, future capital expenditure levels (including any plans to fund our future liquidity needs), and future leverage and debt service obligations; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); the impact of recently issued accounting pronouncements and other regulatory activity; and the general economic outlook, including the continued impact of the COVID-19 pandemic.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to the effects of pandemics and global outbreaks of contagious diseases (such as the current COVID-19 pandemic) or the fear of such outbreaks, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022 (the “2021 Annual Report”), in Part II, Item 1A. Risk Factors herein, and in Risk Factors in our definitive proxy statement/prospectus filed on April 27, 2022 in connection with the Proposed Merger. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the condensed consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).
CPA:18 – Global 3/31/2022 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$1,127,596	$1,513,254
Operating real estate — Land, buildings and improvements	477,909	477,588
Net investments in sales-type leases	430,515	—
Real estate under construction	83,178	103,309
Net investments in direct financing leases	11,453	11,449
In-place lease and other intangible assets	276,148	285,222
Investments in real estate	2,406,799	2,390,822
Accumulated depreciation and amortization	(440,146)	(448,277)
Net investments in real estate	1,966,653	1,942,545
Cash and cash equivalents	37,579	52,133
Other assets, net	141,215	148,191
Total assets (a)	$2,145,447	$2,142,869
Liabilities and Equity
Non-recourse secured debt, net	$1,179,301	$1,253,045
Accounts payable, accrued expenses and other liabilities	136,776	127,173
Due to affiliates	18,845	7,696
Distributions payable	9,355	9,330
Total liabilities (a)	1,344,277	1,397,244
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 320,000,000 shares authorized; 119,037,943 and 118,684,766 shares, respectively, issued and outstanding	119	119
Class C common stock, $0.001 par value; 80,000,000 shares authorized; 30,650,918 and 30,600,539 shares, respectively, issued and outstanding	31	31
Additional paid-in capital	1,319,086	1,315,260
Distributions and accumulated losses	(495,644)	(555,256)
Accumulated other comprehensive loss	(57,317)	(51,794)
Total stockholders’ equity	766,275	708,360
Noncontrolling interests	34,895	37,265
Total equity	801,170	745,625
Total liabilities and equity	$2,145,447	$2,142,869
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 3/31/2022 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Lease revenues — net-leased	$31,070	$28,723
Lease revenues — operating real estate	21,190	19,347
Other operating and interest income	438	299
	52,698	48,369
Operating Expenses
Depreciation and amortization	16,016	16,996
Impairment charges	9,221	—
Operating real estate expenses	7,205	7,147
Property expenses, excluding reimbursable tenant costs	5,062	4,695
Reimbursable tenant costs	3,619	3,543
Merger and other expenses	2,015	—
General and administrative	1,922	1,895
	45,060	34,276
Other Income and Expenses
Gain on sale of real estate, net	77,271	—
Interest expense	(11,708)	(11,747)
Other gains and (losses)	(910)	(969)
	64,653	(12,716)
Income before income taxes	72,291	1,377
(Provision for) benefit from income taxes	(1,289)	1,101
Net Income	71,002	2,478
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,587 and $1,539, respectively)	(2,034)	(1,967)
Net Income Attributable to CPA:18 – Global	$68,968	$511
Class A Common Stock
Net income attributable to CPA:18 – Global	$54,830	$403
Basic and diluted weighted-average shares outstanding	119,067,927	119,516,815
Basic and diluted earnings per share	$0.46	$—
Class C Common Stock
Net income attributable to CPA:18 – Global	$14,138	$108
Basic and diluted weighted-average shares outstanding	30,695,542	32,187,435
Basic and diluted earnings per share	$0.46	$—

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 3/31/2022 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net Income	$71,002	$2,478
Other Comprehensive Loss
Foreign currency translation adjustments	(7,606)	(20,158)
Unrealized gain on derivative instruments	1,849	1,377
	(5,757)	(18,781)
Comprehensive Income (Loss)	65,245	(16,303)

Amounts Attributable to Noncontrolling Interests
Net income	(2,034)	(1,967)
Foreign currency translation adjustments	248	1,314
Unrealized gain on derivative instruments	(14)	(2)
Comprehensive income attributable to noncontrolling interests	(1,800)	(655)
Comprehensive Income (Loss) Attributable to CPA:18 – Global	$63,445	$(16,958)

See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2022 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	CPA:18 – Global Stockholders
					Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CPA:18 – Global Stockholders	Noncontrolling Interests
	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount						Total
Balance at January 1, 2022	118,684,766	$119	30,600,539	$31	$1,315,260	$(555,256)	$(51,794)	$708,360	$37,265	$745,625
Shares issued	351,685	—	123,134	—	4,384			4,384		4,384
Shares issued to affiliate	230,000	—			2,086			2,086		2,086
Distributions to noncontrolling interests								—	(4,170)	(4,170)
Distributions declared ($0.0625 per share to Class A and Class C)						(9,356)		(9,356)		(9,356)
Net income						68,968		68,968	2,034	71,002
Other comprehensive loss:
Foreign currency translation adjustments							(7,358)	(7,358)	(248)	(7,606)
Unrealized gain on derivative instruments							1,835	1,835	14	1,849
Repurchase of shares	(228,508)	—	(72,755)	—	(2,644)			(2,644)		(2,644)
Balance at March 31, 2022	119,037,943	$119	30,650,918	$31	$1,319,086	$(495,644)	$(57,317)	$766,275	$34,895	$801,170

Balance at January 1, 2021	119,059,188	$119	32,096,796	$32	$1,331,278	$(514,859)	$(19,930)	$796,640	$55,911	$852,551
Shares issued	384,998	—	132,641	—	4,425			4,425		4,425
Shares issued to affiliate	361,448	—			3,092			3,092		3,092
Distributions to noncontrolling interests								—	(3,672)	(3,672)
Distributions declared ($0.0625 per share to Class A and Class C)						(9,470)		(9,470)		(9,470)
Net income						511		511	1,967	2,478
Other comprehensive loss:
Foreign currency translation adjustments							(18,844)	(18,844)	(1,314)	(20,158)
Unrealized gain on derivative instruments							1,375	1,375	2	1,377
Repurchase of shares	(299,204)	—	(213,687)	—	(4,425)			(4,425)		(4,425)
Balance at March 31, 2021	119,506,430	$119	32,015,750	$32	$1,334,370	$(523,818)	$(37,399)	$773,304	$52,894	$826,198
See Notes to Condensed Consolidated Financial Statements.

CPA:18 – Global 3/31/2022 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 18 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$30,047	$16,652
Cash Flows — Investing Activities
Proceeds from sale of real estate	32,364	—
Funding for development projects	(7,893)	(46,225)
Capital expenditures on real estate	(2,160)	(814)
Value added taxes refunded in connection with construction funding	1,908	747
Value added taxes paid in connection with construction funding	(533)	(947)
Payment of deferred acquisition fees to an affiliate	—	(1,658)
Other investing activities, net	—	(1,538)
Net Cash Provided by (Used in) Investing Activities	23,686	(50,435)
Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(70,598)	(3,194)
Proceeds from notes payable to affiliate	18,000	—
Distributions paid	(9,331)	(9,447)
Repayment of notes payable to affiliate	(7,000)	(21,050)
Proceeds from issuance of shares	4,307	4,427
Distributions to noncontrolling interests	(4,170)	(3,672)
Proceeds from mortgage financing	3,374	40,214
Repurchase of shares	(2,644)	(4,425)
Other financing activities, net	(129)	(1,322)
Net Cash (Used in) Provided by Financing Activities	(68,191)	1,531
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(796)	(849)
Net decrease in cash and cash equivalents and restricted cash	(15,254)	(33,101)
Cash and cash equivalents and restricted cash, beginning of period	81,728	119,713
Cash and cash equivalents and restricted cash, end of period	$66,474	$86,612

See Notes to Condensed Consolidated Financial Statements.
CPA:18 – Global 3/31/2022 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA:18 Limited Partnership (the “Operating Partnership”), and as of March 31, 2022 we owned 99.97% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

On February 27, 2022, we entered into a merger agreement with WPC and certain of its subsidiaries (the “Merger Agreement”), pursuant to which we will merge with and into one of WPC’s indirect subsidiaries in exchange for shares of WPC’s common stock and cash (the “Proposed Merger”). On April 4, 2022, WPC filed a registration statement on Form S-4 with the SEC to register the shares of its common stock to be issued in the Proposed Merger. On April 25, 2022, WPC filed a Form S-4/A, which was declared effective by the SEC on April 27, 2022. We filed the definitive proxy statement/prospectus with the SEC on April 27, 2022 and commenced mailing the proxy statement/prospectus to our stockholders in early May 2022. The Proposed Merger and related transactions are subject to a number of closing conditions, including approval by our stockholders at a special meeting scheduled for July 26, 2022. If this approval is obtained and the other closing conditions are met, we currently expect the transaction to close in early August 2022, although there can be no assurance that the Proposed Merger will be completed at such time or at all.

Subject to the terms and conditions contained in the Merger Agreement, at the effective time of the Proposed Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Proposed Merger will be canceled and, in exchange for cancellation of such share, the rights attaching to such share will be converted automatically into the right to receive (i) 0.0978 shares of WPC common stock and (ii) $3.00 in cash, which we refer to herein as the Merger Consideration. Each share of our common stock owned by WPC immediately prior to the effective time of the Proposed Merger will automatically be canceled and retired, and will cease to exist, for no Merger Consideration. In light of the Proposed Merger, effective February 27, 2022, our board of directors suspended our Distribution Reinvestment Plan (“DRIP”), as well as repurchases of shares of our common stock from our stockholders under our quarterly redemption program (except for special circumstance redemptions). During the three months ended March 31, 2022, we incurred expenses related to the Proposed Merger totaling approximately $2.0 million, which is included in Merger and other expenses in our condensed consolidated statements of income.

As of March 31, 2022, our net lease portfolio was comprised of full or partial ownership interests in 52 properties, substantially all of which were fully occupied and triple-net leased to 47 tenants totaling 10.4 million square feet. The remainder of our portfolio was comprised of our full or partial ownership interests in 65 self-storage properties, three student housing development projects (two of which will become subject to net lease agreements upon their completion) and one student housing operating property, totaling approximately 5.1 million square feet.

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

CPA:18 – Global 3/31/2022 10-Q – 7

We raised aggregate gross proceeds in our initial public offering of approximately $1.2 billion through April 2, 2015, which is the date we closed our offering. We have fully invested the proceeds from our offering. In addition, from inception through March 31, 2022, $223.6 million and $64.9 million of distributions to our shareholders were reinvested in our Class A and Class C common stock, respectively, through our DRIP.

Note 2. Basis of Presentation

Basis of Presentation

Our interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a complete statement of our condensed consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. Our interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, which are included in the 2021 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2021 Annual Report.

As of both March 31, 2022 and December 31, 2021, we considered ten entities to be VIEs, all of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the condensed consolidated balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Real estate — Land, buildings and improvements	$314,301	$324,908
Operating real estate — Land, buildings and improvements	79,444	79,427
Net investments in sales-type leases	32,742	—
Real estate under construction	81,894	102,009
In-place lease intangible assets	100,094	101,450
Accumulated depreciation and amortization	(110,570)	(107,765)
Total assets	527,833	532,686

Non-recourse secured debt, net	$301,030	$321,747
Total liabilities	343,926	361,867

CPA:18 – Global 3/31/2022 10-Q – 8

Notes to Condensed Consolidated Financial Statements (Unaudited)
Foreign Currencies

We are subject to fluctuations in exchange rates between foreign currencies and the U.S. dollar (primarily the euro, the Norwegian krone, and, to a lesser extent, the British pound sterling). The following table reflects the end-of-period rate of the U.S. dollar in relation to foreign currencies:

	March 31, 2022	December 31, 2021	Percent Change
British Pound Sterling	$1.3123	$1.3479	(2.6)%
Euro	1.1101	1.1326	(2.0)%
Norwegian Krone	0.1143	0.1134	0.8%

Revenue Recognition

Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectibility is assessed for each tenant receivable using various criteria including credit ratings, guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectibility of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant. Due to the adverse impact of the COVID-19 pandemic, we did not recognize uncollected rent within lease revenues of $2.1 million and $3.5 million during the three months ended March 31, 2022 and 2021, respectively.

Our straight-line rent receivables totaled $18.0 million and $20.8 million at March 31, 2022 and December 31, 2021, respectively.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$37,579	$52,133
Restricted cash	28,895	29,595
Total cash and cash equivalents and restricted cash	$66,474	$81,728

Deferred Income Taxes

Our deferred tax liabilities were $45.7 million and $45.0 million at March 31, 2022 and December 31, 2021, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the condensed consolidated financial statements. Our deferred tax assets, net of valuation allowances, were $2.3 million and $2.1 million at March 31, 2022 and December 31, 2021, respectively, and are included in Other assets, net in the condensed consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Proposed Merger

The Proposed Merger with WPC is described in Note 1.

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, as discussed in detail in the 2021 Annual Report.

We have an unsecured revolving line of credit with WPC with a borrowing capacity of $50.0 million and a scheduled maturity date of March 31, 2023. The line of credit bears an interest rate equal to the rate that WPC can borrow funds under its senior credit facility (including an annual facility fee of 0.20%). The principal outstanding balance on the line of credit was $11.0 million as of March 31, 2022. No amounts were outstanding as of December 31, 2021. Subsequent to March 31, 2022 and through the date of this Report, we borrowed a net amount of $5.0 million under the line of credit (Note 14).

CPA:18 – Global 3/31/2022 10-Q – 9

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jointly Owned Investments

As of both March 31, 2022 and December 31, 2021, we owned interests ranging from 50% to 99% in 16 jointly owned investments, with the remaining interests held by third parties or by WPC (four investments). Since no other parties hold any rights that supersede our control, we consolidate all of these joint ventures.

Other Transactions with our Affiliates

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the terms of the relevant agreements, as discussed in the 2021 Annual Report (in thousands):

	Three Months Ended March 31,
	2022	2021
Amounts Included in the Condensed Consolidated Statements of Income
Asset management fees	$3,058	$3,138
Available Cash Distributions	2,587	1,539
Personnel and overhead reimbursements	1,046	630
Interest expense	127	257
	$6,818	$5,564
Acquisition Fees Capitalized
Capitalized personnel and overhead reimbursements	$—	$20
	$—	$20

The following table presents a summary of amounts included in Due to affiliates in the condensed consolidated financial statements (in thousands):

	March 31, 2022	December 31, 2021
Due to Affiliates
Loan from WPC, including accrued interest	$11,033	$—
External joint-venture loans, accounts payable, and other (a)	6,785	6,624
Asset management fees payable	1,017	1,062
Acquisition fees, including accrued interest	10	10
	$18,845	$7,696
___________
(a)Includes loans from our joint-venture partners to the jointly owned investments that we consolidate. As of both March 31, 2022 and December 31, 2021, amounts outstanding to our joint-venture partners, including accrued interest, were $5.5 million.

Asset Management Fees

For any portion of asset management fees our Advisor receives in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”) per Class A share, which was $9.07 as of September 30, 2021. From January 1, 2021 through February 28, 2022, at our option our Advisor received all of its asset management fees in shares of our Class A common stock. In light of the Proposed Merger, in February 2022 our board of directors approved the payment of all asset management fees in cash instead of shares of our common stock, effective as of March 1, 2022. As of March 31, 2022, our Advisor owned 8,556,732 shares of our Class A common stock, or 5.7% of our total Class A and Class C shares outstanding. Asset management fees are included in Property expenses, excluding reimbursable tenant costs in the condensed consolidated financial statements.

CPA:18 – Global 3/31/2022 10-Q – 10

Notes to Condensed Consolidated Financial Statements (Unaudited)
Acquisition and Disposition Fees

Our Advisor receives acquisition fees, a portion of which is payable upon acquisition, while the remaining portion is subordinated to a preferred return of a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). The preferred return was achieved as of the periods ended March 31, 2022 and December 31, 2021. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the condensed consolidated financial statements and bear interest at an annual rate of 2.0%.

The Advisor has waived its right to disposition fees with respect to sales and dispositions of single investments and portfolios of investments. In addition, as a condition of the Proposed Merger, WPC agreed to waive certain back-end fees that it would have been entitled to receive from us upon our liquidation pursuant to the terms of our advisory agreement and Operating Partnership agreement with WPC.

Personnel and Overhead Reimbursements

Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% of our pro rata total revenues for each of 2022 and 2021. Our Advisor allocates overhead expenses to us based upon the percentage of the Advisor’s full-time employee equivalents that are attributable to us, to be reviewed annually by us and the Advisor. In general, personnel and overhead reimbursements are included in General and administrative expenses in the condensed consolidated financial statements.

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

Note 4. Real Estate, Operating Real Estate, and Real Estate Under Construction

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Land	$186,806	$264,590
Buildings and improvements	940,790	1,248,664
Less: Accumulated depreciation	(192,036)	(199,664)
	$935,560	$1,313,590

The carrying value of our Real Estate — Land, buildings and improvements decreased by $13.0 million from December 31, 2021 to March 31, 2022, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Depreciation expense, including the effect of foreign currency translation, on our real estate was $8.9 million for both the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, we reclassified nine properties classified as Real estate — Land, buildings and improvements to Net investments in sales-type leases. As a result, the carrying value of our Real estate — Land, buildings and improvements decreased by $321.4 million from December 31, 2021 to March 31, 2022 (Note 5). In addition, during the three months ended March 31, 2022, we sold two properties classified as Real estate — Land, buildings and improvements. As a result, the carrying value of our Real estate — Land, buildings and improvements decreased by $28.2 million from December 31, 2021 to March 31, 2022 (Note 12).

CPA:18 – Global 3/31/2022 10-Q – 11

Notes to Condensed Consolidated Financial Statements (Unaudited)
Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our self-storage and student housing properties (not subject to net lease agreements), is summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Land	$80,481	$80,481
Buildings and improvements	397,428	397,107
Less: Accumulated depreciation	(83,575)	(80,035)
	$394,334	$397,553

Depreciation expense, including the effect of foreign currency translation, on our operating real estate was $3.5 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively.

Leases

Lease Income

Lease income recognized and included within Lease revenues — net-leased and Lease revenues — operating real estate in the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease revenues — net-leased
Lease income — fixed	$26,186	$23,972
Lease income — variable (a)	4,670	4,381
Total operating lease income (b)	$30,856	$28,353

Lease revenues — operating real estate
Lease income — fixed	$20,497	$18,808
Lease income — variable (c)	693	539
Total operating real estate income	$21,190	$19,347
___________
(a)Includes (i) rent increases based on changes in the Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
(b)Excludes interest income from direct financing leases of $0.2 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively (Note 5). Interest income from direct financing leases is included in Lease revenues — net-leased in the condensed consolidated statements of income.
(c)Primarily comprised of late fees and administrative fees.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Three Months Ended March 31, 2022
Beginning balance	$103,309
Reclassification to Net investments in sales-type leases (Note 5)	(29,757)
Capitalized funds	9,550
Capitalized interest	2,525
Foreign currency translation adjustments	(2,449)
Ending balance	$83,178

CPA:18 – Global 3/31/2022 10-Q – 12

Notes to Condensed Consolidated Financial Statements (Unaudited)
Capitalized Funds

During the three months ended March 31, 2022, total capitalized funds primarily related to construction draws for our student housing development projects, and includes $2.8 million of accrued costs, which is a non-cash investing activity.

Capitalized Interest

Capitalized interest includes interest incurred during construction as well as amortization of the mortgage discount and deferred financing costs, which totaled $2.5 million during the three months ended March 31, 2022, and is a non-cash investing activity.

Ending Balance

As of March 31, 2022, we had three ongoing student housing development projects, and aggregate unfunded commitments of approximately $48.0 million, excluding capitalized interest, accrued costs, and capitalized acquisition fees.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in sales-type leases, notes receivable (which are included in Other assets, net in the condensed consolidated financial statements) and our Net investments in direct financing leases (net of allowance for credit losses). Operating leases are not included in finance receivables.

Net Investments in Sales-Type Leases

On March 30, 2022, the tenant at 11 net-lease student housing properties in Spain and Portugal exercised its option to purchase the properties, following the announcement of the Proposed Merger, which triggered a change in control event. The tenant also elected to assume the existing non-recourse mortgages encumbering the properties. The purchase is expected to occur on or around June 30, 2022.

In accordance with Accounting Standards Codification (“ASC”) 842, Leases, we reclassified these net-lease assets (as described below) to Net investments in sales-type leases totaling $430.5 million on our condensed consolidated balance sheets as of March 31, 2022 (representing the aggregate sales price based on the exchange rate of the euro at period end), since the tenant exercised its purchase option. In connection with this transaction, we reclassified the following amounts to Net investments in sales-type leases: (i) $332.2 million from Real estate — Land, buildings and improvements, (ii) $29.8 million from Real estate under construction, and (iii) $10.7 million from Accumulated depreciation and amortization. In addition, we (i) reclassified $2.6 million of straight-line rent receivables on these properties within Other assets, net on our condensed consolidated balance sheets to Gain on sale of real estate, net (as a reduction to Gain on sale of real estate, net) on our condensed consolidated statements of income, and (ii) accrued $2.6 million of closing costs and taxes within Accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheets. We recognized an aggregate Gain on sale of real estate, net, of $73.5 million (inclusive of amounts attributable to noncontrolling interests totaling $3.8 million) during the three months ended March 31, 2022 related to this transaction.

Notes Receivable

As of both March 31, 2022 and December 31, 2021, our notes receivable was comprised of a $28.0 million mezzanine tranche of 10-year commercial mortgage-backed securities on the Cipriani banquet halls in New York, New York, with a maturity date of July 2024. The mezzanine tranche is subordinated to a $60.0 million senior loan on the properties. Interest-only payments at a rate of 10% per annum are due through its maturity date. On July 28, 2020, we were notified that the borrower had defaulted on the mortgage loan senior to our mezzanine tranche, and since that date through March 31, 2022 we have received $4.8 million from the borrower, which is recognized as a liability within Accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets. The senior loan lender has the right to call such amounts paid by the borrower but has not as of the date of this Report. We are currently evaluating our rights and options in connection with the senior loan default and therefore have not recognized these amounts within interest income for the three months ended March 31, 2022 or 2021.

CPA:18 – Global 3/31/2022 10-Q – 13

Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investments in Direct Financing Leases

Net investments in our direct financing lease investments is summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Lease payments receivable	$4,984	$5,192
Unguaranteed residual value	10,550	10,550
	15,534	15,742
Less: unearned income	(4,081)	(4,293)
	$11,453	$11,449

Interest income from direct financing leases was $0.2 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, and is included in Lease revenues — net-leased in our condensed consolidated statements of income.

We did not record an allowance for credit losses during the three months ended March 31, 2022 and 2021, and did not have an allowance for credit losses as of March 31, 2022 and December 31, 2021.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. During the three months ended March 31, 2022, we reclassified certain assets to Net investments in sales-type leases (which are considered finance receivables), as described above under Net Investments in Sales-Type Leases. As of both March 31, 2022 and December 31, 2021, we had no significant finance receivable balances that were past due. Additionally, there were no material modifications of finance receivables during the three months ended March 31, 2022.

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

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants/Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
1 – 3	2	1	$441,968	$11,449
4	1	1	28,000	28,000
5	—	—	—	—
	0		$469,968	$39,449

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

CPA:18 – Global 3/31/2022 10-Q – 14

Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible assets and liabilities are summarized as follows (in thousands):

		March 31, 2022			December 31, 2021
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	9 – 23	$232,975	$(159,030)	$73,945	$240,432	$(162,497)	$77,935
Above-market rent	9 – 30	9,516	(5,505)	4,011	10,294	(6,081)	4,213
		242,491	(164,535)	77,956	250,726	(168,578)	82,148
Goodwill
Goodwill		25,985	—	25,985	26,021	—	26,021
Total intangible assets		$268,476	$(164,535)	$103,941	$276,747	$(168,578)	$108,169

Finite-Lived Intangible Liabilities
Below-market rent	9 – 30	$(14,613)	$8,990	$(5,623)	$(14,654)	$8,755	$(5,899)
Total intangible liabilities		$(14,613)	$8,990	$(5,623)	$(14,654)	$8,755	$(5,899)

Net amortization of intangibles, including the effect of foreign currency translation, was $3.5 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to rental income; and amortization of in-place lease intangibles is included in Depreciation and amortization on our condensed consolidated statements of income.

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

CPA:18 – Global 3/31/2022 10-Q – 15

Notes to Condensed Consolidated Financial Statements (Unaudited)
We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2022 and 2021. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our condensed consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse secured debt, net (a) (b)	3	$1,179,301	$1,171,205	$1,253,045	$1,266,234
Notes receivable (c)	3	28,000	28,000	28,000	28,000
___________
(a)As of March 31, 2022 and December 31, 2021, the carrying value of Non-recourse secured debt, net includes unamortized deferred financing costs of $5.9 million and $6.7 million, respectively, and unamortized premium, net of $5.1 million and $4.3 million, respectively (Note 9).
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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values as of both March 31, 2022 and December 31, 2021.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2021 Annual Report.

During the three months ended March 31, 2022, we recognized an impairment charge of $9.2 million (inclusive of $4.6 million attributable to a noncontrolling interest) on an international office facility in order to reduce its carrying value to its estimated fair value ($49.9 million). The estimated fair value is based on the estimated selling price of property and the fair value of the non-recourse mortgage encumbering the property also approximates the fair value of the property. This impairment charge is included within Impairment charges and Net income attributable to noncontrolling interests on our consolidated statements of income, and reduced Real estate — Land, buildings and improvements and Noncontrolling interests on our consolidated balance sheets.

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

CPA:18 – Global 3/31/2022 10-Q – 16

Notes to Condensed Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2021 Annual Report. At both March 31, 2022 and December 31, 2021, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate caps	Other assets, net	$601	$133	$—	$—
Foreign currency collars	Other assets, net	527	594	—	—
Interest rate swaps	Other assets, net	207	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(105)	(1,304)
		1,335	727	(105)	(1,304)
Derivatives Not Designated as Hedging Instruments
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	—	(3)
		—	—	—	(3)
Total derivatives		$1,335	$727	$(105)	$(1,307)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021
Interest rate swaps	$1,406	$956
Interest rate caps	509	(24)
Foreign currency collars	(66)	445
Total	$1,849	$1,377

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Loss into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2022	2021
Interest rate swaps	Interest expense	$(200)	$(499)
Foreign currency collars	Other gains and (losses)	142	1
Interest rate caps	Interest expense	(36)	(28)
Total		$(94)	$(526)

Amounts reported in Other comprehensive loss related to our interest derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of March 31, 2022, we estimated that an additional $0.4 million and $0.5 million will be reclassified as Interest expense and Other gains and (losses), respectively, during the next 12 months.

CPA:18 – Global 3/31/2022 10-Q – 17

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (in thousands):

		Amount of Gain on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2022	2021
Foreign currency collars	Other gains and (losses)	$54	$45
Interest rate swap	Interest expense	4	6
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	200	499
Interest rate caps	Interest expense	(1)	—
Total		$257	$550

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding as of March 31, 2022 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2022 (a)
Interest rate caps	6	95,663	EUR	$601
Interest rate swaps	5	35,692	USD	102
				$703
___________
(a)Fair value amount is based on the exchange rate of the euro as of March 31, 2022, as applicable.

Foreign Currency Collars

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency collars. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars have maturities of 61 months or less.

CPA:18 – Global 3/31/2022 10-Q – 18

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the foreign currency derivative contracts we had outstanding and their designations as of March 31, 2022 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2022
Designated as Cash Flow Hedging Instruments
Foreign currency collars	4	2,600	EUR	$477
Foreign currency collars	3	3,750	NOK	50
				$527

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2022. At March 31, 2022, our total credit exposure was $1.3 million and the maximum exposure to any single counterparty was $0.6 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. As of March 31, 2022, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $0.1 million and $1.4 million as of March 31, 2022 and December 31, 2021, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions as of March 31, 2022 or December 31, 2021, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.1 million and $1.4 million, respectively.

Note 9. Non-Recourse Secured Debt, Net

As of March 31, 2022, the weighted-average interest rate for our total non-recourse secured debt was 3.8% (fixed-rate and variable-rate non-recourse secured debt were 3.9% and 3.6%, respectively), with maturity dates ranging from April 2022 to April 2039.

Repayments

On January 21, 2022, we prepaid a non-recourse mortgage loan of $36.3 million with an interest rate of 2.2%, in connection with the disposition of a portion of an office facility encumbered by the loan (Note 12).

On February 1, 2022, we prepaid $22.3 million outstanding on a non-recourse mortgage loan with an interest rate of 4.6%. The remaining principal balance on this non-recourse mortgage loan was $29.1 million as of March 31, 2022.

On February 28, 2022, we repaid a non-recourse mortgage loan at maturity with a principal balance of approximately $9.3 million and interest rate of 1.6%.

CPA:18 – Global 3/31/2022 10-Q – 19

Notes to Condensed Consolidated Financial Statements (Unaudited)
Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2022, each of the next four calendar years following December 31, 2022, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2022 (remainder) (a)	$170,371
2023	370,777
2024	195,200
2025	341,890
2026	90,840
Thereafter through 2039	11,062
Total principal payments	1,180,140
Unamortized deferred financing costs	(5,933)
Unamortized premium, net	5,094
Total	$1,179,301
___________
(a)Includes a non-recourse mortgage loan (with a principal balance of $51.4 million as of March 31, 2022), for which, in April 2022, we extended the maturity date by approximately one year, from April 30, 2022 to April 28, 2023.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2022.

The carrying value of our Non-recourse secured debt, net decreased by $7.8 million in the aggregate from December 31, 2021 to March 31, 2022, reflecting the impact of exchange rate fluctuations during the same period (Note 2).

Covenants

Our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. Our compliance with such covenants depends on many factors that could be impacted by current or future economic conditions, including the adverse impact of the COVID-19 pandemic. Other than the covenant breach discussed below, we were in compliance with our covenants at March 31, 2022.

As of March 31, 2022, we were in breach of a tenant payment covenant on two of our non-recourse mortgage loans (aggregate principal balance of $61.4 million as of that date) encumbering properties leased to a tenant in the hotel industry. As a result of the breach, as of March 31, 2022, the lender declared a “cash trap” in which any surplus cash in our rent account will be transferred to a reserve account with the lender.

Note 10. Commitments and Contingencies

As of March 31, 2022, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our condensed consolidated financial statements of income or results of operations.

See Note 4 for unfunded construction commitments.

CPA:18 – Global 3/31/2022 10-Q – 20

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Earnings Per Share and Equity

Basic and Diluted Earnings Per Share

The following table presents earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022			2021
	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share	Basic and Diluted Weighted-Average Shares Outstanding	Allocation of Net Income	Basic and Diluted Earnings Per Share
Class A common stock	119,067,927	$54,830	$0.46	119,516,815	$403	$—
Class C common stock	30,695,542	14,138	0.46	32,187,435	108	—
Net income attributable to CPA:18 – Global		$68,968			$511

The allocation of Net income attributable to CPA:18 – Global is calculated based on the basic and diluted weighted-average shares outstanding for Class A and Class C common stock for each respective period.

Distributions

For the three months ended March 31, 2022, our board of directors declared quarterly distributions of $0.0625 per share for both our Class A and Class C common stock, which were paid on April 14, 2022 to stockholders of record on March 31, 2022, in the amount of $9.4 million.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2022
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(862)	$(50,932)	$(51,794)
Other comprehensive loss before reclassifications	1,755	(7,606)	(5,851)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	236	—	236
Other gains and (losses)	(142)	—	(142)
Net current-period other comprehensive loss	1,849	(7,606)	(5,757)
Net current-period other comprehensive loss attributable to noncontrolling interests	(14)	248	234
Ending balance	$973	$(58,290)	$(57,317)

CPA:18 – Global 3/31/2022 10-Q – 21

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(3,363)	$(16,567)	$(19,930)
Other comprehensive loss before reclassifications	851	(20,158)	(19,307)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	527	—	527
Other gains and (losses)	(1)	—	(1)
Net current-period other comprehensive loss	1,377	(20,158)	(18,781)
Net current-period other comprehensive loss attributable to noncontrolling interests	(2)	1,314	1,312
Ending balance	$(1,988)	$(35,411)	$(37,399)

See Note 8 for additional information on our derivative activity recognized within Other comprehensive loss for the periods presented.

Note 12. Property Dispositions

We may decide to dispose of a property due to a variety of circumstances, including but not limited to, vacancy, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our condensed consolidated balance sheet. Our property dispositions are also discussed in Note 4.

2022 — Real Estate — Land, Buildings and Improvements

On January 21, 2022, we sold a portion of an office facility in Rotterdam, the Netherlands, for total proceeds, net of selling costs of $22.4 million and recognized a loss on sale of less than $0.1 million (inclusive of income taxes of $0.1 million recognized upon sale). In connection with this disposition, and using additional sources of cash, we prepaid the $36.3 million non-recourse mortgage loan encumbering the full property. Amounts are based on the exchange rate of the euro on the date of the transaction.

On March 24, 2022, we sold a vacant warehouse facility in Houston, Texas, for total proceeds, net of selling costs of $7.3 million and recognized a gain on sale of $3.8 million.
CPA:18 – Global 3/31/2022 10-Q – 22

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

	Three Months Ended March 31,
	2022	2021
Net Lease
Revenues (a)	$31,233	$28,802
Operating expenses	(27,066)	(17,793)
Gain on sale of real estate, net	77,286	—
Interest expense	(8,928)	(7,877)
Other gains and (losses)	42	243
(Provision for) benefit from income taxes	(143)	1,210
Net loss (income) attributable to noncontrolling interests	600	(473)
Net income attributable to CPA:18 – Global	$73,024	$4,112
Self Storage
Revenues	$19,972	$16,268
Operating expenses	(9,566)	(9,092)
Interest expense	(2,605)	(3,266)
Other gains and (losses)	(10)	(56)
Provision for income taxes	(32)	(66)
Net income attributable to CPA:18 – Global	$7,759	$3,788
Other Operating Properties
Revenues	$1,493	$3,299
Operating expenses	(1,271)	(2,510)
Interest expense	(143)	(570)
Other gains and (losses)	—	(3)
(Provision for) benefit from income taxes	(802)	35
Net (income) loss attributable to noncontrolling interests	(47)	45
Net (loss) income attributable to CPA:18 – Global	$(770)	$296
All Other
Revenues (b)	$—	$—
Net income attributable to CPA:18 – Global	$—	$—
Corporate
Unallocated Corporate Overhead (c)	$(8,458)	$(6,146)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(2,587)	$(1,539)
Total Company
Revenues (a) (b)	$52,698	$48,369
Operating expenses	(45,060)	(34,276)
Gain on sale of real estate, net	77,271	—
Interest expense	(11,708)	(11,747)
Other gains and (losses) (c)	(910)	(969)
(Provision for) benefit from income taxes	(1,289)	1,101
Net income attributable to noncontrolling interests	(2,034)	(1,967)
Net income attributable to CPA:18 – Global	$68,968	$511
CPA:18 – Global 3/31/2022 10-Q – 23

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Total Assets
	March 31, 2022	December 31, 2021
Net Lease	$1,602,214	$1,586,662
Self Storage	337,246	337,052
Other Operating Properties	163,284	160,746
All Other	28,000	28,000
Corporate	14,703	30,409
Total Company	$2,145,447	$2,142,869
__________
(a)The three months ended March 31, 2022 and 2021 include straight-line rent adjustments of less than $0.1 million and $1.1 million, respectively. Straight-line lease revenue is included within Lease revenues — net-leased within our condensed consolidated financial statements.
(b)On July 28, 2020, we were notified that the borrower had defaulted on the mortgage loan senior to our mezzanine tranche, and since that date we have not recognized interest income (Note 5).
(c)Included in unallocated corporate overhead are expenses and other gains and (losses) that are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance. Such items include asset management fees, general and administrative expenses, and gains and losses on foreign currency transactions and derivative instruments. Asset management fees totaled $3.1 million for both the three months ended March 31, 2022 and 2021 (Note 3).

Note 14. Subsequent Events

Borrowing Under Line of Credit with WPC

Subsequent to March 31, 2022 and through the date of this Report, we borrowed a net amount of $5.0 million under the unsecured revolving line of credit with WPC (Note 3).

CPA:18 – Global 3/31/2022 10-Q – 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2021 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Refer to Item 1 of the 2021 Annual Report for a description of our business.

Significant Developments

Proposed Merger

On February 27, 2022, we entered into the Merger Agreement with WPC and certain of its subsidiaries pursuant to which we will merge with and into one of WPC’s indirect subsidiaries in exchange for shares of WPC’s common stock and cash (Note 1). Under the terms of the Merger Agreement, a special committee of our board of directors, consisting of all our independent directors, was allowed to solicit, receive, evaluate, and enter into negotiations with respect to alternative proposals from third parties for a 30-day period following the execution of the Merger Agreement. This “go-shop” period expired on March 30, 2022, with no qualifying proposals or offers being received. On April 4, 2022, WPC filed a registration statement on Form S-4 with the SEC to register the shares of its common stock to be issued in the Proposed Merger. On April 25, 2022, WPC filed a Form S-4/A, which was declared effective by the SEC on April 27, 2022. We filed the definitive proxy statement/prospectus with the SEC on April 27, 2022 and commenced mailing the proxy statement/prospectus to our stockholders in early May 2022. The Proposed Merger and related transactions are subject to a number of closing conditions, including approval by our stockholders at a special meeting scheduled for July 26, 2022. If this approval is obtained and the other closing conditions are met, we currently expect the transaction to close in early August 2022, although there can be no assurance that the Proposed Merger will be completed at such time or at all.

In light of the Proposed Merger, effective February 27, 2022, our board of directors suspended our DRIP, as well as repurchases of shares of our common stock from our stockholders under our quarterly discretionary redemption plan (except for special circumstance redemptions).

See Part II, Item 1A. Risk Factors herein, which incorporates by reference the Risk Factors in the definitive proxy statement/prospectus that we filed with the SEC in connection with the Proposed Merger.

Student Housing Purchase Option Exercise

On March 30, 2022, the tenant at 11 net-lease student housing properties in Spain and Portugal exercised its option to purchase the properties, following the announcement of the Proposed Merger, which triggered a change in control event. The tenant also elected to assume the existing non-recourse mortgages encumbering the properties. The purchase is expected to occur on or around June 30, 2022. In accordance with ASC 842, Leases, we reclassified these net-lease assets to Net investments in sales-type leases totaling $430.5 million on our condensed consolidated balance sheets as of March 31, 2022 (representing the aggregate sales price based on the exchange rate of the euro at period end), since the tenant exercised its purchase option. We recognized an aggregate Gain on sale of real estate, net, of $73.5 million (inclusive of amounts attributable to noncontrolling interests totaling $3.8 million) during the three months ended March 31, 2022 related to this transaction.

COVID-19

Our Advisor continues to actively engage in discussions with our tenants and the third-party managers of our operating properties regarding the impact of the COVID-19 pandemic on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 94% of contractual base rent that was due in the first quarter of 2022 (based on contractual minimum annualized base rent (“ABR”) as of December 31, 2021) and 96% of contractual rents due at our self-storage properties during the three months ended March 31, 2022. Given the significant uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding rent collections for the first quarter of 2022 should not serve as an indication of expected future rent collections.

CPA:18 – Global 3/31/2022 10-Q – 25

As of March 31, 2022, our debt and interest obligations due within one year totaled $259.2 million, and we expect to fund capital commitments of $46.0 million in the next year, primarily for our three student housing development projects. Two such projects are subject to exercised purchase options (as described above under Student Housing Purchase Option Exercise) and are expected to be sold on or around June 30, 2022, at which point our funding would cease. We believe that we have sufficient liquidity to meet our liquidity and capital resource requirements, primarily through available cash and cash equivalents, proceeds from the sale of certain properties subject to exercised purchase options (Note 5) and planned asset dispositions, cash received under net lease and operating lease agreements (which includes four student housing properties placed into service during 2021), and undrawn capacity under our construction loans. If necessary, we are able to borrow up to $50.0 million under an unsecured revolving line of credit with WPC (scheduled to mature on March 31, 2023), which had an outstanding balance of $11.0 million as of March 31, 2022 (Note 3). Subsequent to March 31, 2022 and through the date of this Report, we borrowed a net amount of $5.0 million under the line of credit (Note 14). Additional sources of liquidity, if necessary, includes leveraging our unleveraged properties (which had an aggregate carrying value of $129.5 million as of March 31, 2022), refinancing existing debt obligations, and other asset sales. In addition, in order to enable us to retain cash and preserve financial flexibility, (i) since the second quarter of 2020, our distributions declared for both Class A and Class C common stock were reduced from previous levels and (ii) since August 2020, we have generally limited the amount of cash available for our redemption program to the amount reinvested by stockholders in our DRIP.

Net Asset Values

Our NAVs as of September 30, 2021 were $9.07 for both our Class A and Class C common stock. Please see our Current Report on Form 8-K dated December 9, 2021 and the 2021 Annual Report for additional information regarding the calculation of our NAVs. During the period between the execution of the Merger Agreement and consummation of the Proposed Merger, we do not intend to make or report any updated determination of our NAVs.

Financial Highlights

During the three months ended March 31, 2022, we completed the following (as further described in the condensed consolidated financial statements).

Disposition Activity

On January 21, 2022, we sold a portion of an office facility in Rotterdam, the Netherlands, for total proceeds, net of selling costs of $22.4 million and recognized a loss on sale of less than $0.1 million (inclusive of income taxes of $0.1 million recognized upon sale). In connection with this disposition, and using additional sources of cash, we prepaid the $36.3 million non-recourse mortgage loan encumbering the full property. Amounts are based on the exchange rate of the euro on the date of the transaction (Note 12).

On March 24, 2022, we sold a vacant warehouse facility in Houston, Texas, for total proceeds, net of selling costs of $7.3 million and recognized a gain on sale of $3.8 million (Note 12).

Mortgage Loan Repayments

On February 1, 2022, we prepaid $22.3 million outstanding on a non-recourse mortgage loan with an interest rate of 4.6%. The remaining principal balance on this non-recourse mortgage loan was $29.1 million as of March 31, 2022 (Note 9).

On February 28, 2022, we repaid a non-recourse mortgage loan at maturity with a principal balance of approximately $9.3 million and interest rate of 1.6% (Note 9).

CPA:18 – Global 3/31/2022 10-Q – 26

Consolidated Results

(in thousands)

	Three Months Ended March 31,
	2022	2021
Total revenues	$52,698	$48,369
Net income attributable to CPA:18 – Global	68,968	511

Distributions declared (a)	9,356	9,470
Cash distributions paid	9,331	9,447

Net cash provided by operating activities	30,047	16,652
Net cash provided by (used in) investing activities	23,686	(50,435)
Net cash (used in) provided by financing activities	(68,191)	1,531

Supplemental financial measures (b):
FFO attributable to CPA:18 – Global	14,544	15,823
MFFO attributable to CPA:18 – Global	17,742	16,022
Adjusted MFFO attributable to CPA:18 – Global	17,987	14,262
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

Revenues

Total revenues increased for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to the positive impact of our student housing properties placed into service during 2021 and higher revenues from self-storage operating properties (driven by an increase in occupancy and unit rates).

Net Income Attributable to CPA:18 – Global

Net income attributable to CPA:18 – Global increased for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to the aggregate gain on sale of real estate recognized during the current year period (Note 4, Note 12), higher revenues from self-storage operating properties, and the positive impact of our student housing properties placed into service during 2021, partially offset by an impairment charge recognized during the current year period (Note 7) and costs incurred in connection with the Proposed Merger during the current year period (Note 1).

FFO

FFO decreased for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to costs incurred in connection with the Proposed Merger during the current year period (Note 1), partially offset by the positive impact of our student housing properties placed into service during 2021 and higher revenues from self-storage operating properties

MFFO and Adjusted MFFO Attributable to CPA:18 – Global

MFFO and Adjusted MFFO increased for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to the positive impact of our student housing properties placed into service during 2021 and higher revenues from self-storage operating properties.
CPA:18 – Global 3/31/2022 10-Q – 27

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

Portfolio Summary

	March 31, 2022	December 31, 2021
Number of net-leased properties (a)	52	53
Number of operating properties (b)	66	66
Number of development projects (a)	3	3
Number of tenants (net-leased properties)	47	50
Total portfolio square footage (in thousands)	15,478	15,576
Occupancy (net-leased properties)	99.4%	98.3%
Weighted-average lease term (net-leased properties in years)	9.7	9.9
Number of countries	11	11
Total assets (consolidated basis in thousands)	$2,145,447	$2,142,869
Net investments in real estate (consolidated basis in thousands)	1,966,653	1,942,545
Debt, net — pro rata (in thousands)	1,070,485	1,141,462

	Three Months Ended March 31,
(dollars in thousands, except exchange rates)	2022	2021
Financing obtained — consolidated	$3,374	$40,194
Financing obtained — pro rata	3,259	38,813
Average U.S. dollar/euro exchange rate	1.1223	1.2051
Average U.S. dollar/Norwegian krone exchange rate	0.1130	0.1173
Average U.S. dollar/British pound sterling exchange rate	1.3418	1.3775
__________
(a)As of both March 31, 2022 and December 31, 2021, includes nine net-leased properties and two development projects subject to exercised purchase options, which are expected to be sold on or around June 30, 2022 (Note 5).
(b)As of both March 31, 2022 and December 31, 2021, our operating portfolio consisted of 65 self-storage properties and one student housing operating property.

CPA:18 – Global 3/31/2022 10-Q – 28

The tables below present information about our portfolio on a pro rata basis as of and for the three months ended March 31, 2022. See Terms and Definitions below for a description of Pro Rata Metrics, stabilized net operating income (“Stabilized NOI”), and ABR.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	Stabilized NOI (a)	Percent
Net-Leased
Office	$10,311	29%
Warehouse	3,324	10%
Industrial	2,473	7%
Retail	2,220	6%
Hospitality	1,517	4%
Student Housing (net lease)	1,448	4%
Net-Leased Total	21,293	60%

Operating
Self Storage	13,403	38%
Other Operating Properties	688	2%
Operating Total	14,091	40%
Total	$35,384	100%
__________
(a)For the three months ended March 31, 2022, we did not recognize approximately $2.1 million of contractual base rent that was not collected due to the adverse impact of the COVID-19 pandemic (Note 2), which reduced Stabilized NOI for certain tenants.

CPA:18 – Global 3/31/2022 10-Q – 29

Portfolio Diversification by Geography
(dollars in thousands)

Region	Stabilized NOI (a)	Percent
United States
South	$10,663	30%
Midwest	6,372	18%
West	4,562	13%
East	2,683	8%
U.S. Total	24,280	69%

International
Norway	3,103	9%
The Netherlands	2,143	6%
Spain	1,371	4%
Mauritius	1,164	3%
Poland	1,054	3%
Croatia	827	2%
Germany	707	2%
Slovakia	658	2%
Portugal	77	—%
International Total	11,104	31%
Total	$35,384	100%
__________
(a)For the three months ended March 31, 2022, we did not recognize approximately $2.1 million of contractual base rent that was not collected due to the adverse impact of the COVID-19 pandemic (Note 2), which reduced Stabilized NOI for certain tenants.

Top Ten Tenants by Total Stabilized NOI
(dollars in thousands)

Tenant/Lease Guarantor (a)	Property Type	Tenant Industry	Location	Stabilized NOI	Percent
Sweetheart Cup Company, Inc.	Warehouse	Containers, Packaging and Glass	University Park, Illinois	$1,550	4%
Rabobank Groep NV (b)	Office	Banking	Eindhoven, Netherlands	1,528	4%
Brookfield Strategic Real Estate Partners (b)	Student Housing (net lease)	Student Housing (net lease)	Various Spain and Portugal	1,448	4%
Albion Resorts (Club Med) (b)	Hospitality	Hotel and Leisure	Albion, Mauritius	1,164	3%
Siemens AS (b)	Office	Capital Equipment	Oslo, Norway	1,133	3%
Bank Pekao S.A. (b)	Office	Banking	Warsaw, Poland	1,054	3%
State Farm Automobile Co.	Office	Insurance	Austin, Texas	983	3%
COOP Ost AS (b)	Retail	Grocery	Oslo, Norway	958	3%
State of Iowa Board of Regents	Office	Sovereign and Public Finance	Coralville and Iowa City, Iowa	933	3%
Orbital ATK, Inc.	Office	Metals	Plymouth, Minnesota	918	3%
Total				$11,669	33%
__________
(a)For the three months ended March 31, 2022 we did not recognize $2.1 million of contractual base rent that was not collected from a former top ten tenant (by Stabilized NOI), which has been adversely impacted by the COVID-19 pandemic (Note 2). At March 31, 2022, ABR for this tenant was $7.9 million.
(b)Stabilized NOI amounts for these properties are subject to fluctuations in foreign currency exchange rates.

CPA:18 – Global 3/31/2022 10-Q – 30

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties as of March 31, 2022. See Terms and Definitions below for a description of Pro Rata Metrics, Stabilized NOI, and ABR.

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Hotel and Leisure	$15,022	14%
Student Housing (net lease)	13,547	13%
Banking	10,718	10%
Grocery	6,817	7%
Containers, Packaging, and Glass	6,213	6%
Capital Equipment	5,590	5%
Oil and Gas	5,283	5%
Insurance	4,662	4%
Utilities: Electric	4,406	4%
Retail	3,810	4%
Sovereign and Public Finance	3,761	4%
Metals	3,674	4%
High Tech Industries	3,649	4%
Advertising, Printing, and Publishing	3,416	3%
Healthcare and Pharmaceuticals	2,687	3%
Automotive	2,073	2%
Construction and Building	2,039	2%
Telecommunications	1,149	1%
Electricity	1,103	1%
Wholesale	1,091	1%
Other (a)	3,529	3%
Total	$104,239	100%
__________
(a)Includes ABR from tenants in the cargo transportation, durable consumer goods, non-durable consumer goods, and business services industries.

CPA:18 – Global 3/31/2022 10-Q – 31

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
Remaining 2022	1	$2	—%
2023	9	14,722	14%
2024	3	4,914	5%
2025	3	5,222	5%
2026	6	8,046	8%
2027	3	2,694	3%
2028	4	6,242	6%
2029	4	9,398	9%
2030	3	4,674	4%
2031	4	5,397	5%
2032	6	9,203	9%
2033	—	—	—%
2034	5	4,097	4%
2035	4	5,161	5%
Thereafter (>2035)	13	24,467	23%
Total	68	$104,239	100%
__________
(a)Assumes tenant does not exercise renewal option.

Lease Composition and Leasing Activities

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices, or percentage rents. As of March 31, 2022, approximately 43.6% of our leases (based on ABR) provided for adjustments based on formulas indexed to changes in the U.S. CPI (or similar indices for the jurisdiction in which the property is located), some of which are subject to caps and/or floors. In addition, 43.4% of our leases (based on ABR) have fixed rent adjustments, for a scheduled average ABR increase of 1.8% over the next 12 months. Lease revenues from our international investments are subject to exchange rate fluctuations, primarily from the euro. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents are insignificant for the periods presented.

CPA:18 – Global 3/31/2022 10-Q – 32

Operating Properties

As of March 31, 2022, our operating portfolio consisted of 65 self-storage properties and one student housing operating property. As of March 31, 2022, our operating portfolio was comprised as follows (square footage in thousands):

Location	Number of Properties	Square Footage
Florida	21	1,778
Texas	13	1,009
California	10	860
Nevada	3	243
Delaware	3	241
Georgia	3	171
Illinois	2	100
Hawaii	2	95
Kentucky	1	121
North Carolina	1	121
Washington, D.C.	1	67
South Carolina	1	63
New York	1	61
Louisiana	1	59
Massachusetts	1	58
Missouri	1	41
Oregon	1	40
Total	66	5,128

Development Projects

As of March 31, 2022, we had the following three consolidated student housing development projects, including joint ventures, which remained under construction as of that date (dollars in thousands):

Location	Ownership Percentage (a)	Number of Buildings	Square Footage	Estimated Project Totals (b) (c)	Amount Funded (b) (c)	Estimated Completion Date
Swansea, United Kingdom (d)	97.0%	1	176,496	$89,411	$68,275	Q3 2022
Granada, Spain (e)	98.5%	1	75,557	21,407	12,794	Q3 2022
Valencia, Spain (e)	98.7%	1	100,423	25,986	8,663	Q3 2023
		3	352,476	$136,804	89,732
Third-party contributions (f)					(1,552)
Total					$88,180
__________
(a)Represents our expected ownership percentage upon the completion of each respective development project.
(b)Amounts are based on the applicable exchange rate as of March 31, 2022.
(c)Amounts exclude capitalized interest, accrued costs, and capitalized acquisition fees paid to our Advisor, which are all included in Real estate under construction on our condensed consolidated balance sheets.
(d)Amount funded for this project includes a $7.2 million right-of-use (“ROU”) land lease asset as of March 31, 2022, and is included in In-place lease and other intangible assets on our condensed consolidated balance sheets.
(e)Included as part of an agreement with a third party to become a net-leased property upon completion of construction. On March 30, 2022, the tenant exercised its option to purchase these properties, which is expected to occur on or around June 30, 2022, at which point our funding would cease (Note 5).
(f)Amount represents the funds contributed from our joint-venture partners.

CPA:18 – Global 3/31/2022 10-Q – 33

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared on a pro rata basis (“Pro Rata Metrics”). We have a number of investments in which our economic ownership is less than 100%. On a full consolidation basis, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income from that investment. On a pro rata basis, we generally present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of March 31, 2022. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

CPA:18 – Global 3/31/2022 10-Q – 34

Reconciliation of Net Income (GAAP) to Net Operating Income Attributable to CPA:18 – Global (non-GAAP) (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Income (GAAP)	$71,002	$2,478
Adjustments:
Depreciation and amortization	16,016	16,996
Impairment charges	9,221	—
Merger and other expenses	2,015	—
Gain on sale of real estate, net	(77,271)	—
Interest expense	11,708	11,747
Other gains and (losses)	910	969
Benefit from (provision for) income taxes	1,289	(1,101)
NOI related to noncontrolling interests (1)	(3,171)	(3,222)
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$31,719	$27,867

(1) NOI related to noncontrolling interests:
Net income attributable to noncontrolling interests (GAAP)	$(2,034)	$(1,967)
Depreciation and amortization	(1,535)	(1,684)
Impairment charges	(4,610)	—
Gain on sale of real estate, net	3,882	—
Interest expense	(1,114)	(1,176)
Other gains and (losses)	(30)	(121)
(Provision for) benefit from income taxes	(317)	187
Available Cash Distributions to a related party (Note 3)	2,587	1,539
NOI related to noncontrolling interests	(3,171)	(3,222)

Reconciliation of Stabilized NOI to Net Operating Income Attributable to CPA:18 – Global (Non-GAAP) (pro rata, in thousands):

	Three Months Ended March 31,
	2022	2021
Net-leased	$21,293	$19,392
Self storage	13,403	10,167
Other operating properties	688	1,414
Stabilized NOI	35,384	30,973
Other NOI:
Corporate (a)	(5,333)	(4,959)
Straight-line rent adjustments	210	1,307
Non-core income	75	69
Disposed properties	(40)	(115)
	30,296	27,275
Development projects (b)	1,423	(18)
Recently-opened operating properties	—	610
Net Operating Income Attributable to CPA:18 – Global (Non-GAAP)	$31,719	$27,867
_________
(a)Includes expenses such as asset management fees, the Available Cash Distributions to our Advisor, and other costs that are calculated and reported at the corporate level and not evaluated as part of any property’s operating performance.
(b)Includes NOI for our ongoing or recently placed into service student housing development projects.
CPA:18 – Global 3/31/2022 10-Q – 35

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

Revenues

The following table presents our consolidated revenues:

	Three Months Ended March 31,
	2022	2021	Change
Revenues
Revenues from:
Existing net-leased properties	$29,093	$27,808	$1,285
Recently net-leased or acquired properties	1,917	—	1,917
Net-leased properties sold or held for sale	60	915	(855)
Total net-leased revenues (including reimbursable tenant costs)	31,070	28,723	2,347
Revenues from:
Existing operating properties	21,465	17,285	4,180
Operating properties sold	—	2,282	(2,282)
Total operating property revenues	21,465	19,567	1,898
Interest income and other	163	79	84
	$52,698	$48,369	$4,329

Lease Revenues

“Existing net-leased properties” are those we acquired or placed into service prior to January 1, 2021 and were not sold during the periods presented. For the periods presented, there were 47 existing net-leased properties.

For the three months ended March 31, 2022 as compared to the same period in 2021, lease revenues increased by $1.3 million, primarily due to (i) $1.4 million of higher rent collected during the current year period as a result of the positive impact on rent collections as businesses recovered from the initial effects of the COVID-19 pandemic (uncollected rent was $2.1 million during the current year period, as compared to $3.5 million during the prior year period) (Note 2); (ii) a $0.3 million increase due to a new lease at a multi-tenant property; and (iii) a $0.2 million increase due to scheduled rent increases, partially offset by a $1.0 million decrease as a result of the weakening of the euro and Norwegian krone in relation to the U.S. dollar.

“Recently net-leased or acquired properties” are those we placed into service or acquired subsequent to December 31, 2020 or remain under construction as a development project (and are subject to net leases upon completion of construction). For the periods presented, there were seven recently net-leased or acquired properties, comprised of four student housing properties placed into service in the third quarter of 2021, two ongoing student housing development projects, and one property acquired in the fourth quarter of 2021.

“Net-leased properties sold or held for sale” includes two net-leased properties sold during the three months ended March 31, 2022 (Note 12) and two net-leased properties sold during the year ended December 31, 2021.

Operating Property Revenues

“Existing operating properties” are those we acquired or placed into service prior to January 1, 2021 and were not sold during the periods presented. For the periods presented, there were 66 existing operating properties (consisting of 65 self-storage properties and one student housing operating property).

CPA:18 – Global 3/31/2022 10-Q – 36

For the three months ended March 31, 2022 as compared to the same period in 2021, operating property revenues from existing operating properties increased by $4.2 million, primarily due to an increase in occupancy and unit rates across our self-storage portfolio.

“Operating properties sold” includes two student housing operating properties located in the United Kingdom sold in September 2021.

Operating Expenses

Depreciation and Amortization

The following table presents our consolidated depreciation and amortization:

	Three Months Ended March 31,
	2022	2021	Change
Depreciation and Amortization
Net-leased properties	$12,474	$12,670	$(196)
Operating properties	3,542	4,326	(784)
	$16,016	$16,996	$(980)

For the three months ended March 31, 2022 as compared to the same period in 2021, depreciation and amortization for our operating properties decreased as a result of the sale of two student housing operating properties in September 2021.

Impairment Charges

Our impairment charges are described in Note 7.

Merger and Other Expenses

For the three months ended March 31, 2022, merger and other expenses totaling $2.0 million were comprised of costs incurred in connection with the Proposed Merger (Note 1).

Other Income and (Expenses), and (Provision for) Benefit from Income Taxes

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of or subject to a purchase option during the reporting period, as more fully described in Note 4 and Note 12.

Interest Expense

Our interest expense is directly impacted by the non-recourse secured debt financings obtained, assumed, or extinguished in connection with our investment, construction, and disposition activity (Note 9).

For the three months ended March 31, 2022 as compared to the same period in 2021, interest expense was substantially flat.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Average outstanding debt balance	$1,192,166	$1,319,670
Weighted-average interest rate	3.7%	3.6%

CPA:18 – Global 3/31/2022 10-Q – 37

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

2022 — For the three months ended March 31, 2022, net other losses were $0.9 million, which were primarily comprised of net realized and unrealized losses of $1.0 million related to changes in foreign currency exchange rates.

2021 — For the three months ended March 31, 2021, net other losses were $1.0 million, which were primarily comprised of net realized and unrealized losses of $1.2 million related to changes in foreign currency exchange rates.

(Provision for) Benefit from Income Taxes

Our (provision for) benefit from income taxes is primarily related to our international properties.

For the three months ended March 31, 2022, we recognized a provision for income taxes of $1.3 million, compared to a benefit from income taxes of $1.1 million for the same period in 2021, primarily due to higher current tax expense related to reviews of tax positions on certain international properties.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2022 as compared to the same period in 2021, net income attributable to noncontrolling interests increased by $0.1 million, primarily due to a noncontrolling interest’s $3.8 million share of a gain on sale of real estate related to a tenant’s exercise of a purchase option recognized during the current year period (Note 5) and a $1.0 million increase in the Available Cash Distribution, partially offset by a noncontrolling interest’s $4.6 million share of an impairment charge recognized on one of our international properties during the current year period (Note 7).

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, fund construction projects, service debt, and fund distributions to stockholders. Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things: the timing of funding for our build-to-suit and development projects; the timing of the receipt of proceeds from, and the repayment of, non-recourse secured debt and the WPC line of credit, and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or (as it does currently in light of the Proposed Merger) cash, which our board of directors elects after consultation with our Advisor; the timing of payments of the Available Cash Distributions to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs, as well as the measures noted above. We may also use existing cash resources, the proceeds of non-recourse secured debt, sales of assets, and distributions reinvested in our common stock through our DRIP (which is currently suspended in light of the Proposed Merger) to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $13.4 million during the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to the positive impact of our student housing properties placed into service during 2021 and higher revenues from self-storage operating properties (driven by an increase in occupancy and unit rates).

Investing Activities — Our investing activities are generally comprised of funding of development projects and capitalized property-related costs. In addition, during the three months ended March 31, 2022, we sold two properties, as described in Note 12.

CPA:18 – Global 3/31/2022 10-Q – 38

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

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions. For the three months ended March 31, 2022, we declared cash distributions to stockholders of $9.4 million. From inception through March 31, 2022, we have declared distributions to stockholders totaling $608.3 million, which were comprised of cash distributions of $319.8 million and $288.5 million reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Since inception, the regular quarterly cash distributions that we pay have principally been covered by FFO or cash flow from operations. However, we funded a portion of our cash distributions to date using net proceeds from our initial public offering and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using both FFO and net cash provided by operating activities fully covered our distributions declared for the three months ended March 31, 2022.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. In light of the Proposed Merger, effective February 27, 2022, our board of directors suspended our quarterly redemption program (except for special circumstance redemptions) (Note 1).

During the three months ended March 31, 2022, we received 61 and 19 requests to redeem 228,508 and 72,755 shares of Class A and Class C common stock, respectively, all of which were fulfilled in the current period at an average price of $8.80 and $8.71 per share for Class A and Class C common stock, respectively.

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

CPA:18 – Global 3/31/2022 10-Q – 39

Summary of Financing

The table below summarizes our non-recourse secured debt, net (dollars in thousands):

	March 31, 2022	December 31, 2021
Carrying Value (a)
Fixed rate	$828,272	$869,093
Variable rate:
Amount subject to floating interest rate	178,185	202,520
Amount subject to interest rate swaps and caps	172,844	181,432
	351,029	383,952
	$1,179,301	$1,253,045
Percent of Total Debt
Fixed rate	70%	69%
Variable rate	30%	31%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.9%	3.9%
Variable rate (b)	3.6%	3.5%
Total debt	3.8%	3.8%
___________
(a)Aggregate debt balance includes unamortized deferred financing costs totaling $5.9 million and $6.7 million as of March 31, 2022 and December 31, 2021, respectively, and unamortized premium, net of $5.1 million and $4.3 million as of March 31, 2022 and December 31, 2021, respectively (Note 9).
(b)The impact of our interest rate swaps and caps is reflected in the weighted-average interest rates.

Cash Resources

As of March 31, 2022, our cash resources consisted of the following:

•cash and cash equivalents totaling $37.6 million (Note 2). Of this amount, $20.1 million (at then-current exchange rates) was held in foreign subsidiaries, which may be subject to restrictions or significant costs should we decide to repatriate these funds;
•ability to borrow up to $50.0 million from the unsecured revolving line of credit with WPC (scheduled to mature on March 31, 2023), which had an outstanding balance of $11.0 million as of March 31, 2022 (Note 3). Subsequent to March 31, 2022 and through the date of this Report, we borrowed a net amount of $5.0 million under the line of credit (Note 14);
•ability to borrow up to $28.0 million and $1.3 million under our third-party and external joint-venture financing arrangements, respectively; and
•unleveraged properties that had an aggregate carrying value of $129.5 million as of March 31, 2022, although there can be no assurance that we would be able to obtain financing for these properties on acceptable terms.

Our cash resources may be used for funding construction costs, working capital needs, other commitments, and to make distributions to our stockholders.

CPA:18 – Global 3/31/2022 10-Q – 40

Cash Requirements and Liquidity

During the next 12 months following March 31, 2022 and thereafter, we expect that our significant cash requirements will include:

•paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control;
•funding future capital commitments such as development projects (Note 4);
•making scheduled principal and balloon payments on our debt obligations (Note 9);
•making scheduled interest payments on our debt obligations (future interest payments total $111.6 million, with $43.7 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates); and
•costs related to the Proposed Merger (Note 1).

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. We may also use proceeds from asset sales to fund development projects, build-to-suit investments, and short-term cash requirements. We currently expect that, for the short-term, the aforementioned cash requirements will be funded through our cash resources (as noted above), and our cash flow from operations, including the cash received under net lease and operating lease agreements. During 2021, we placed into service four student housing properties (all of which executed net lease agreements). In addition, in order to preserve cash and maintain financial flexibility during the COVID-19 pandemic:

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

Certain amounts disclosed above are based on the exchange rate of the local currencies as of March 31, 2022, which consisted primarily of the euro and Norwegian krone and, to a lesser extent, the British pound sterling.

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

CPA:18 – Global 3/31/2022 10-Q – 41

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

CPA:18 – Global 3/31/2022 10-Q – 42

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

CPA:18 – Global 3/31/2022 10-Q – 43

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income attributable to CPA:18 – Global	$68,968	$511
Adjustments:
Gain on sale of real estate, net	(77,271)	—
Depreciation and amortization of real property	16,016	16,996
Impairment charges	9,221	—
Proportionate share of adjustments for noncontrolling interests	(2,390)	(1,684)
Total adjustments	(54,424)	15,312
FFO (as defined by NAREIT) attributable to CPA:18 – Global	14,544	15,823
Adjustments:
Merger and other expenses (a)	2,015	—
Other (gains) and losses (b)	918	1,009
Amortization of premiums and discounts	431	513
Above- and below-market rent intangible lease amortization, net (c)	(190)	(180)
Other amortization and non-cash items	133	154
Proportionate share of adjustments for noncontrolling interests	(105)	(179)
Straight-line and other rent adjustments	(4)	(1,118)
Total adjustments	3,198	199
MFFO attributable to CPA:18 – Global	17,742	16,022
Adjustments:
Hedging gains	196	46
Tax benefit (expense), deferred	49	(1,806)
Total adjustments	245	(1,760)
Adjusted MFFO attributable to CPA:18 – Global	$17,987	$14,262
__________
(a)Amount for the three months ended March 31, 2022 is comprised of costs incurred in connection with the Proposed Merger (Note 1).
(b)Primarily comprised of gains and losses on (i) foreign currency movements, (ii) derivatives, and (iii) extinguishment of debt.
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
CPA:18 – Global 3/31/2022 10-Q – 44

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

As of March 31, 2022, a significant portion (approximately 84.9%) of our outstanding debt either bore interest at fixed rates, or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 9 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2022, each of the next four calendar years following December 31, 2022, and thereafter, based upon expected maturity dates of our debt obligations outstanding as of March 31, 2022 (in thousands):

	2022 (remainder)	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed-rate debt (a)	$117,082	$153,485	$172,754	$298,055	$79,551	$11,062	$831,989	$816,187
Variable rate debt (a)	$53,289	$217,292	$22,446	$43,835	$11,289	$—	$348,151	$355,018
__________
(a)Amounts are based on the exchange rate as of March 31, 2022, as applicable.

The estimated fair value of our fixed-rate debt and variable-rate debt (which have effectively been converted to a fixed rate through the use of interest rate swaps) is marginally affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt as of March 31, 2022 by an aggregate increase of $21.1 million or an aggregate decrease of $25.0 million, respectively. Annual interest expense on our unhedged variable-rate debt as of March 31, 2022 would increase or decrease by $1.8 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates as of March 31, 2022, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA:18 – Global 3/31/2022 10-Q – 45

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and, as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the Norwegian krone, and, to a lesser extent, the British pound sterling, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. Volatile market conditions arising from the COVID-19 global pandemic may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, Norwegian krone, or British pound sterling, and the U.S. dollar, there would be a corresponding change in the annual projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at March 31, 2022 of $0.4 million for the euro and less than $0.1 million for both the Norwegian krone and British pound sterling, excluding the impact of our derivative instruments.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. There have been no material changes in our concentration of credit risk from what was disclosed in the 2021 Annual Report.

CPA:18 – Global 3/31/2022 10-Q – 46

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2022 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:18 – Global 3/31/2022 10-Q – 47

PART II — OTHER INFORMATION

Item 1A. Risk Factors

We are including the following additional risk factors, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2021 Annual Report and provided under the heading “Risk Factors” in our definitive proxy statement/prospectus filed on April 27, 2022.

The pendency of the Proposed Merger could adversely affect our business and operations.

While we are undertaking the transaction described in the Merger Agreement, our tenants may delay or defer certain business decisions, such as whether or not to renew a lease, which could negatively impact our revenues, earnings, cash flows, and expenses, regardless of whether or not the Proposed Merger is completed. In addition, due to operating covenants in the Merger Agreement, we may restricted in our ability to pursue certain strategic transactions, undertake certain significant capital projects or financing transactions and otherwise pursue actions that outside of the ordinary course of business, even if such actions would prove beneficial.

Failure to complete the Proposed Merger could negatively affect us.

It is possible that the Proposed Merger may not be completed. The parties’ respective obligations to complete the Proposed Merger are subject to the satisfaction or waiver of specified conditions, some of which are beyond the control of WPC and us. If the Proposed Merger is not completed, we may be subject to a number of material risks, including the following:

•our stockholders would not have had the opportunity to achieve the liquidity event provided by the Proposed Merger and our board of directors would have to review other alternatives for liquidity, which may not occur in the near future or on terms as favorable as the Proposed Merger;
•we have incurred and expect to incur substantial costs and expenses related to the Proposed Merger, such as legal, accounting, and financial advisor fees, which will be payable by us even if the Proposed Merger is not completed, and are only subject to reimbursement under certain limited circumstances;
•we may be required to pay a termination fee to WPC in the amount of either $15.7 million or $47.0 million if the Merger Agreement is terminated under certain circumstances; and
•we may be required to pay WPC’s out-of-pocket expenses incurred in connection with the Proposed Merger if the Merger Agreement is terminated under certain circumstances.

If our request for an extension of time under Treasury Regulation Section 301.9100-3 to timely make certain entity classification elections with respect to seven of our subsidiaries is not granted, we would either fail to qualify as a REIT or, assuming certain relief provisions applied, would be required to pay a significant penalty tax. In addition, the closing of the Proposed Merger could be delayed.

By default, certain non-U.S. entities are treated as corporations for U.S. federal income tax purposes, but can elect to be treated as partnerships or entities disregarded from their owner for U.S. federal income tax purposes, which we refer to as flow-through entities. We intended to elect to treat seven non-U.S. subsidiaries that hold certain properties located outside the United States as flow-through entities for U.S. federal income tax purposes at the time that the entities were acquired but inadvertently failed to make such elections. We have requested an extension of time from the Internal Revenue Service (“IRS”), pursuant to Treasury Regulation Section 301.9100-3, to timely elect to treat these entities as flow-through entities effective shortly after our acquisition of the entities. We believe that we meet the requirements to be granted such extensions and that therefore we will be able to treat these subsidiaries as flow through entities in prior years. Notwithstanding the foregoing, the IRS may disagree with our position and decide not to grant the extension. As a result, no assurance can be given that we will in fact be able to make such elections. In addition, there can be no assurance as to when the IRS may decide to grant the extension, and while WPC has agreed with us that the decision of the IRS (and the timing of that decision) will not be a basis for termination of the Merger Agreement, the closing of the Proposed Merger may be delayed until the extension is received.

If the IRS does not grant the extension of time to file these elections, then these subsidiaries would be treated as non-U.S. corporations during certain prior periods. Because interests in non-U.S. corporations are not qualifying assets for purposes of the REIT asset tests, our ownership of such subsidiaries would cause us to fail to satisfy certain of the asset tests applicable to REITs during such prior periods. In that event, we would either fail to qualify as a REIT beginning with such prior periods, in which case we would be liable for substantial corporate income taxes for such prior periods, or if we were able to establish that
CPA:18 – Global 3/31/2022 10-Q – 48

we acted with reasonable cause and not willful neglect, we could maintain our REIT qualification but would be required to pay a penalty tax with respect to such failures, which could be material in amount. Prior to the Proposed Merger, any such taxes would be liabilities for us. Moreover, to the extent that we are liable for such penalty taxes, or if we fail to qualify as a REIT, following the Proposed Merger, the liability for any such penalty taxes or any corporate income taxes owed by us as a result of our failure to qualify as a REIT would generally become liabilities of WPC.

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2022, we issued 230,000 shares of our Class A common stock to our Advisor as consideration for asset management fees, which were issued at our most recently published NAV at the time of issuance. All shares issued during the three months ended March 31, 2022 were based on a NAV of $9.07 (which was the NAV as September 30, 2021). In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

In light of the Proposed Merger, effective February 27, 2022, our board of directors suspended our DRIP, as well as repurchases of shares of our common stock from our stockholders under our quarterly redemption program (except for special circumstance redemptions) (Note 1).

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock pursuant to our redemption plan during the three months ended March 31, 2022:

	Class A		Class C
2022 Period	Total number of Class A shares purchased (a)	Average price paid per share	Total number of Class C shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or program (a)
January 1–31	—	$—	—	$—	N/A	N/A
February 1–28	—	—	—	—	N/A	N/A
March 1–31	228,508	8.80	72,755	8.71	N/A	N/A
Total	228,508		72,755
___________
(a)Represents shares of our Class A and Class C common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended March 31, 2022, we received 61 and 19 redemption requests for Class A and Class C common stock, respectively. All redemption requests have been fulfilled as of March 31, 2022. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances, and our most recently published quarterly NAVs. For shares redeemed under such special circumstances, the redemption price was the greater of the price paid to acquire the shares from us or 95% of our most recently published quarterly NAVs.

CPA:18 – Global 3/31/2022 10-Q – 49

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger dated as of February 27, 2022, by and between Corporate Property Associates 18 – Global Incorporated, W. P. Carey Inc., CPA18 Merger Sub LLC, and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V., WPC-CPA:18 Holdings, LLC, and CPA: 18 Limited Partnership	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed February 28, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CPA:18 – Global 3/31/2022 10-Q – 50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 18 – Global Incorporated
Date:	May 9, 2022
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2022
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

CPA:18 – Global 3/31/2022 10-Q – 51

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger dated as of February 27, 2022, by and between Corporate Property Associates 18 – Global Incorporated, W. P. Carey Inc., CPA18 Merger Sub LLC, and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V., WPC-CPA:18 Holdings, LLC, and CPA: 18 Limited Partnership	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed February 28, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith